Form 10-K
period 1996-03-31
AVX CORP /DE
filed 1996-06-14
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

 .                          WASHINGTON, D.C. 20549





				Form 10-K






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
				 ACT OF 1934



FOR THE YEAR ENDED MARCH 31, 1996               Commission File No. 1-10431





 .                              AVX CORPORATION

 .           (Exact Name of Registrant as Specified in its Charter)





     Delaware                                                   33-0379007
 .  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)



 .                          801 17th Avenue South
		    Myrtle Beach, South Carolina 29577
			     (803) 448-9411
	(address, including zip code, and telephone number, including area code, of registrant's principal executive offices)





	Securities Registered Pursuant to Section 12(b) of the Act:





  Title of Each Class             Name Of Each Exchange
				  On Which Registered
    Common Stock,                 New York Stock Exchange
				 $.01 par value per share



Securities Registered pursuant to Section 12(g) of the Act:     None


Indicate by check mark whether the registrant (1) has filed all
reports required to     be      filed by Section 13 of 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $22.00 on May 24, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $480,700,000.

As of May 24, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 88,000,000 shares.



 .                   DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III on this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on July 18, 1996.







PART I

Item 1.   Business

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. A substantial portion of the Company's passive electronic component sales are of ceramic and tantalum capacitors, both in "leaded" and "surface-mount" versions. Capacitors are used in virtually all electronic products to store, filter or regulate electric energy. Ceramic capacitors and tantalum capacitors are among the fastest growing types of capacitors. The Company also manufactures and sells electronic connectors and distributes and sells certain passive components and connectors manufactured by Kyocera Corporation of Japan, a public company, ("Kyocera").


	The Company's strategy is to focus on:
 .     * customer service, through the breadth and quality of its
	  product line, as well as its ability to respond in a timely manner to its customers' component design and delivery requirements;

 .      * low-cost, high-quality manufacturing, through utilization of
	 state-of-the-art facilities and skilled labor around the world;

 .      * global coordination of marketing and manufacturing, through
	 manufacturing operations located worldwide and the assignment of global customer account executives to cover the Company's major multi-national customers; and

 .      * innovative and unique products and manufacturing processes,
	 developed through emphasis on advanced technologies at the Company's research laboratories and participation in its customers' long-range product development programs.

   The Company's customers include leading OEMs in such industries as telecommunications, computers, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems, and consumer electronics. Sales of Company products are made by independent manufacturers' representatives, Company-employed direct sales personnel, and independent electronic component distributors.

  In recent years there has been a substantial increase in the sales of capacitors resulting from overall growth in the electronics industry. Increasing sales of capacitors can be particularly attributed to:



      * the development of new products and applications in established electronics markets, such as cellular telephones and personal computers;

      * the proliferating use of electronic systems in products in which such use had been historically absent or limited, such as automobiles, home appliances, and medical equipment; and

      * the increase in the number of capacitors required in certain electronic products with higher levels of complexity and functionality, such as those that use state-of-the-art microprocessors.

  The Company's executive offices are located in Myrtle Beach, South Carolina and its manufacturing facilities are located in North America, Europe and Asia.

Public Offering

  From January 1990 through August 15, 1995, the Company was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 19,650,000 of the Company's common shares, and the Company sold an additional 2,200,000 common shares, in a public offering. As a result, Kyocera currently owns 75.2% of the Company's common shares.

 .                                     -2-

Products

  AVX offers an extensive line of passive components, designed to provide its customers with "one-stop shopping" for substantially all of their passive component needs. Ceramic and tantalum capacitors accounted for approximately 60% of the Company's net sales in fiscal 1996. Advanced products, which are designed and manufactured by the Company in cooperation with customers to meet the requirements of specific applications, represented about 12% of the Company's net sales in fiscal 1996. Connectors accounted for approximately 8% of net sales and the remaining
20% of AVX's net sales in fiscal 1996 came from its sales of certain products manufactured by Kyocera, for which the Company has a non-exclusive license to distribute and sell everywhere in the world except Japan.



Capacitors

  AVX manufactures a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. The Company manufactures approximately 100 million capacitors each day. The Company's strategic focus on the growing use of ceramic and tantalum capacitors is reflected in its investment during the past three years of approximately $212 million primarily to increase its capacitor manufacturing capacity. The Company believes that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

  Tantalum and ceramic capacitors commonly are used in conjunction with integrated circuits and are best suited for applications requiring lower to medium capacitance values. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Capacitance is the measure of the capacitor's ability to store energy.

  Ceramic and tantalum capacitors are produced by the Company in two basic versions: leaded and surface-mount. Leaded capacitors are attached to a circuit board using lead wires while surface-mount capacitors are attached directly to a circuit board. In recent years there has been significant industry-wide growth in the use of surface-mount capacitors, and industry analysts have predicted that this would cause the market for leaded capacitors to decline significantly. In certain applications, however, leaded capacitors continue to be the component of choice, and in certain other applications, the worldwide shortage of surface-mount capacitors experienced early in fiscal 1996 led customers to utilize leaded capacitors where possible. The Company's sales of leaded capacitors have remained relatively stable during the last two years.

Advanced Products

   To fill the needs of its customers, the Company's advanced products engineers work with certain customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits AVX, through its research and development activities, to make technological advances, provide the customer with a design solution to fit its needs, gain a marketing inroad with the customer with respect to AVX's complete product line and, in some cases, develop products that can be sold to additional customers in the future. AVX's advanced products division presently has significant ongoing projects with a variety of key customers in the computer, telecommunications, automotive and medical fields.

Connectors

  The connector division of the Company manufactures high-quality electronic connectors and inter-connect systems for use in the computer, telecommunications, automotive electronics, medical device, military and aerospace industries. The Company's comprehensive product line includes a variety of industry-standard connectors as well as products designed specifically for its customers' unique applications. The
Company produces fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. The Company also has developed a value-added business in flat ribbon cable assembly and in backpanel, or card edge, assemblies.

Kyocera Products

 The Company's distribution and sale of certain Kyocera products throughout the world, except in Japan, broaden the Company's range of products and further facilitate its ability to offer "one-stop shopping" for its customers' electronic components needs. Kyocera's product lines sold by the Company include ceramic capacitors, hybrids, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators, connectors and piezo acoustic devices.

 .                                  -3-

Marketing, Sales and Distribution

  The Company places a high priority on solving customers' electronic component problems and responding to their needs. AVX frequently forms teams of its marketing, research and development, and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.

  The Company's products are sold primarily to manufacturers and, to a much lesser extent, to United States and foreign government agencies. The Company has also qualified products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center ("DESC"), and under certain foreign military specifications.

  Approximately 46.7%, 25.1% and 28.2% of the Company's net sales for fiscal 1996, were to customers in North America, Europe, and Asia, respectively. Financial information relating to geographic operations is set forth in Part IV, item 14(a), of this report. The Company's products are marketed worldwide through independent manufacturers' representatives who are compensated solely on a commission basis, as well as by the Company's own sales personnel and independent electronic component distributors. The Company has regional sales personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. The Company believes that this combination of distribution channels provides a high level of market penetration and efficient coverage of its customers on a cost-effective basis.

  Among the Company's customers are Motorola Inc., American Telephone and Telegraph Corporation, L.M. Ericsson Telefonaktiebolaget, OY Nokia AB., Northern Telecom and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Western Digital Corp., Acer Incorporated, Intel Corp., and Samsung Co. Limited in the computer industry; and Ford Motor Co., Robert Bosch GmbH, General Motors Corp. and Magneti Marelli S.p.A. in the automotive industry. The Company's largest customers vary on a year-to-year basis, and no customer has a long-term commitment to purchase products of the Company. No one customer has accounted for more than 10% of net sales for the past three years.

  AVX had a backlog of orders of approximately $250.6 million at March 31, 1996, $316.7 million at March 31, 1995 and $195.0 million on March 31, 1994. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. The backlog reduction at March 31, 1996, when compared to March 31, 1995, reflects the electronic components industry's tight supply situation in 1995, which eased in the latter half of fiscal 1996 as demand softened and production capacity increased. The reduction in delivery lead times has decreased customers' long-term ordering patterns, experienced in the first half of fiscal 1996, such that orders are currently placed on an as needed basis. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

Research and Development

   AVX's emphasis on research and development is reflected by the fact that most of the Company's manufactured products and manufacturing processes have been designed and developed by its own engineers and scientists. The Company's new 60,000 square-foot research and development facility in Myrtle Beach, South Carolina, constructed in fiscal 1995 provides centralized coordination of AVX's global research and development efforts. The Company also maintains research and development staffs at its facilities in Coleraine, Northern Ireland, Jerusalem,
Israel, and Paignton, England.

   The Company's research and development effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size, and lower manufacturing costs associated with board assembly.
Research and development expenditures were approximately $18.1 million, $14.9 million and $12.7 million during fiscal 1996, 1995 and 1994, respectively. These amounts do not include substantial additional amounts that the Company has historically expended on design and development of machinery and equipment, and engineering for existing products and processes.

 .                                   -4-

   While AVX owns United States patents as well as corresponding patents in various other countries, and also has patent applications pending, its patents are not in the aggregate material to the successful operation of its business.

Transactions with Kyocera

  Since the acquisition of AVX by Kyocera in January 1990, Kyocera and AVX have engaged in a significant number and variety of related company transactions, including, without limitation, the transactions referred to in footnote 9 to the financial statements set forth in Part IV, item 14(a), of this report. The Company has not performed any studies or analyses to determine whether the terms of past transactions with Kyocera have been equivalent to arm's-length transactions and can not state with any certainty the extent to which such transactions are comparable to those which might have been obtained from a non-affiliated third party.

  The Company also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer
Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that which an independent unrelated party would agree at arm's-length and all agreements are subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of the Company and is required to review and approve the terms of all transactions between the Company and Kyocera.

  Products Supply and Distribution Agreement. Pursuant to the Products Supply and Distribution Agreement (the "Distribution Agreement") (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products in territories outside of Japan, and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan. The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

  Disclosure and Option to License Agreement. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), the Company and Kyocera agree to exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products. The expiration date of the License Agreement is March 31, 2005.

   Materials Supply Agreement. Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will from time to time supply the other party with certain raw and semi-processed materials used in the manufacture of ceramic capacitors and other ceramic products. The expiration date of the Supply Agreement is March 31, 2000.

   Buzzer Assembly Agreement. Pursuant to the Buzzer Assembly Agreement, AVX assembles certain electronic components for Kyocera in the Company's Juarez, Mexico facility. Kyocera pays AVX a fixed cost mutually agreed upon by the parties for each component assembled plus a profit margin. The Agreement will terminate on March 31, 2000, subject to the right of either party to terminate upon six months written notice.

   Machinery and Equipment Purchase Agreement. Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will from time to time design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electrical components. The agreement will terminate on March 31, 2000.


Raw Materials

   Although most materials incorporated in the Company's products are available from a number of sources, certain materials
(particularly palladium and tantalum) are available only from a relatively limited number of suppliers.

   Palladium, a principal raw material used in the manufacture of ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa.
Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $124 to $180 per troy ounce during the last three years. An inability of the Company to pass on a significant increase in palladium cost through to its customers could have a material adverse effect on the Company's results of operations. The Company is presently researching substitutes for palladium.

 .                                    -5-


  Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under annual contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production.
Although the Company believes that there is currently no problem with the procurement of tantalum powder and that the tantalum required by the Company has generally been available in sufficient quantity to meet requirements, the limited number of tantalum powder suppliers could lead to higher prices. An inability of the Company to pass on a significant increase in tantalum cost to its customers could have a material adverse effect on the Company's results of operations.

 AVX internally develops and produces a majority of the ceramic raw materials used in its production processes and is expanding its ceramic production operations in order to meet increased demand. The Company believes that it is the only United States capacitor manufacturer that processes its own ceramic materials.

Competition

  The Company encounters strong competition in its various product lines from both domestic and foreign manufacturers. Competitive factors in the markets of the Company's products include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery, and price. The Company believes that it competes favorably on the basis of each of these factors. The breadth of the Company's product offering enables AVX to strengthen its market position by providing its customers with "one-stop shopping" with one of the broadest selections of passive electronic components available from one source. The Company's major competitors are KEMET Corporation, Murata Manufacturing Company, Ltd., NEC Corporation, TDK Corporation and Vishay Intertechnology, Inc.

Employees

  As of March 31, 1996, AVX employed approximately 12,000 full time employees. Approximately 4,000 of these employees are employed in the United States and 8,000 are employed outside the United States. Of the 4,000 employees located in the United States, approximately 2,200 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of various trade and government-affiliated unions. The Company believes that its relationship with its employees is good, and the Company has not had a work stoppage as a result of collective bargaining difficulties during the past 20 years.

Environmental Matters

  The Company is subject in the United States to federal, state and local laws and regulations concerning the environment and to the environmental laws and regulations of the other countries in which it has manufacturing facilities. Based on the Company's periodic review of the operating policies and practices at all its facilities, the Company believes that its operations currently comply in all material respects with all such laws and regulations.

 The Company has been identified by the federal Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with ten sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At all but one site, financially responsible PRPs other than the Company also are, or have been, involved in site investigation and clean-up activities. Therefore, the Company believes that any liability resulting from these sites will be apportioned between the Company and other PRPs.

  To resolve its liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees (collectively, "Decrees") with federal and state regulatory agencies, governing the timing and nature of investigation and remediation. The
Company has paid, or reserved for, all amounts required under the terms of these Decrees corresponding to its apportioned share of the liabilities. Such reserves for remediation totaled
$8.5 million at March 31, 1996. As is customary, the Decrees at sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of such reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, the Company does not believe that any additional costs to be incurred by the Company at any of the sites will have a material adverse effect on the Company's financial condition or results of operations.

 .                                    -6-

  In addition, the Company does not believe that any investigation or clean-up that may be required at any other locations will have a material adverse effect on the Company's financial condition or results of operations.

Executive Officers of the Registrant

  The following table provides certain information regarding the executive officers of the Company as of May 24, 1996.

 .      Name             Age             Position

Benedict P. Rosen       60   President, Chief Executive Officer, and
                             Director

John S. Gilbertson      52   Executive Vice President, Chief Operating
                             Officer, Corporate Secretary and Director

Donald B. Christiansen  57   Chief Financial Officer, Vice President,
                             Treasurer, and Director

C. Marshall Jackson     47   Senior Vice President of Marketing

Ernie Chilton           52   Senior Vice President--Tantalum

S. M. Chan              40   Vice President of Marketing and Sales--Asia

Allan Cole              53   Vice President of Sales

Alan Gordon             47   Vice President of European Sales/Marketing

John L. Mann            53   Vice President of Quality

James Patterson         61   Vice President of Leaded Division


  Benedict P. Rosen has served as President and Chief Executive Officer of the Company since April 1993 and as a member of the Board of Directors since January 1990. From February 1985 to March 1993, Mr. Rosen has served as Executive Vice President of AVX and has been employed by the Company since 1972. Mr. Rosen has been a Senior Managing and Representative Director of Kyocera since June 1995, and previously served as a Managing Director of Kyocera from 1992 to June 1995. Mr. Rosen is a Director of Nitzanim-AVX/Kyocera-Venture Capital Fund Ltd. and Aerovox Corporation.

  John S. Gilbertson has served as Executive Vice President and Chief Operating Officer of the Company since April 1994, as Corporate Secretary since April 1996, and as a member of the Board of Directors since January 1990. From April 1992 until March 1994, Mr. Gilbertson served as the Executive Vice President of AVX. From September 1990 to March 1992, Mr. Gilbertson served as Senior Vice President of AVX. Mr. Gilbertson has been employed by AVX since 1981. Mr. Gilbertson has been a Director of Kyocera since June 1995. Mr. Gilbertson is a Director of MDT Corporation.

  Donald B. Christiansen has served as Vice President of Finance, Chief Financial Officer and Treasurer since April 1994, and as a member of the Board of Directors since April 1992. From March 1992 until April 1994, Mr. Christiansen served as the Chief Financial Officer of AVX. Prior to joining AVX in 1992, Mr. Christiansen was employed for 33 years in various financial positions, including Vice President of Finance and Chief Financial Officer, with Sprague Technologies, Inc., an electronic components manufacturer.

  C. Marshall Jackson has served as Senior Vice President of
Marketing since April 1994.  From January 1990 until March 1994,
Mr. Jackson was Vice President of AVX and has been employed by the Company since 1969.

  Ernie Chilton has served as Senior Vice President--Tantalum of
AVX since April 1994 and as a member of the Board of Directors from February 1993 to July 1995. From January 1990 until
February 1993, Mr. Chilton served as Vice President of AVX.  Mr.
Chilton has been employed by the Company since 1980.

 .                                    -7-

  S. M. Chan has served as Vice President of Marketing and
Sales--Asia since April 1994.  From April 1992 until March 1994,
Mr. Chan served as the Director of Marketing of AVX. Mr. Chan has been employed by AVX since 1991.

  Allan Cole has served as Vice President of Sales of the Company since May 1987. Mr. Cole has been employed by AVX since 1977.

  Alan Gordon has served as Vice President--European
Sales/Marketing of AVX since February 1993. From April 1991 until February 1993, Mr. Gordon served as the Director of Marketing of AVX. Mr. Gordon has been employed by AVX since
1989.  Prior to joining AVX, Mr. Gordon worked at Lex
Electronics.

   John L. Mann has served as Vice President of Quality of the Company since May 1986. From March 1984 until May 1986, Mr.
Mann served as the Corporate Director of Quality.

   James Patterson has served as Vice President of the Leaded Division of AVX since February 1993. From June 1992 until February 1993, Mr. Patterson served as the Division Vice President of AVX. Mr. Patterson has been employed by the Company since 1965.


Item 2. Properties

   The Company conducts manufacturing operations throughout the world. All the Company's operations around the world are certified to the ISO 9000 international quality control standards. ISO 9000 is a comprehensive set of quality program standards developed by the International Organization for Standardization. Recently, certain facilities were qualified under a new set of stringent QS 9000 quality standards developed by the US automotive industry. A list of the Company's facilities, their square footage, whether they are leased or owned and a description of their use, follows:

 .                                Type
 .                     Square      of           Description
 .      	Location      Footage  Interest           of Use
UNITED STATES
Myrtle Beach,SC       382,005    Owned   Research/Manufacturing/Headquarters
Myrtle Beach, SC       46,631    Leased  Warehouse
Conway, SC             70,408    Owned   Manufacturing
Biddeford, ME          72,000    Owned   Manufacturing
Colorado Springs, CO   15,000    Owned   Manufacturing
El Paso, TX            17,760    Leased  Warehouse
New Orleans, LA        16,440    Leased  Warehouse
Olean, NY             107,400    Owned   Manufacturing
Raleigh, NC           206,000    Owned   Warehouse/Manufacturing
Sun Valley, CA         25,000    Leased  Manufacturing
Vancouver, WA          87,048    Leased  Manufacturing
Vancouver, WA          10,024    Leased  Warehouse

OUTSIDE THE UNITED STATES
Betzdorf, Germany     101,671    Owned   Manufacturing
Biggleswade, England   10,000    Leased  Manufacturing
Chihuahua, Mexico     104,848    Owned   Manufacturing
Coleraine, N. Ireland 105,000    Owned   Research/Manufacturing
Hong Kong              30,257    Owned   Warehouse
Jerusalem, Israel      42,470    Leased  Research/Manufacturing
Juarez, Mexico         84,000    Owned   Manufacturing
Lanskroun, Czech
Republic               94,000    Leased  Manufacturing
Larne, N. Ireland     120,000    Owned   Warehouse/Manufacturing
Newmarket, England     52,000    Leased  Manufacturing
Paignton, England     150,000    Owned   Research/Manufacturing
San Salvador,
El Salvador           232,981    Owned   Manufacturing
Singapore              29,417    Leased  Warehouse
Singapore              20,083    Leased  Manufacturing

 .                                   -8-

In addition to the foregoing, the Company owns and leases a number of sales offices throughout the world.

 Management believes that all its property, plant and equipment is in good operating condition. The Company is constantly upgrading its equipment and adding capacity through greater use of automation. The Company's capital expenditures for plant and equipment were $110.5 million for fiscal 1996 and $77.3 million in fiscal 1995.


Item 3. Legal Proceedings

 The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such procedures and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Securities Holders

 During the fourth quater of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.



 .                                  PART II

Item 5. Market for the Registrant's Securities and Related
Stockholder Matters

Market for Common Stock

  The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol AVX. The following presents the high and low sale prices for the Company's Common Stock for each quarter since the IPO in August 1995 as reported on the New York Stock Exchange Composite Tape.

 .                 High        Low
Second Quarter  $38         $29 3/4
Third Quarter   34 1/4       21 1/8
Fourth Quarter  27 1/2       20 7/8

Holders of Record

At May 24, 1996, there were approximately 18,500 holders of record of the Company's common stock.

Dividends

  The Company has declared and paid cash dividends of $.055 per share of common stock for the quarter ended March 31, 1996. The Company declared and paid cash dividends for the quarters ended September 30, 1995 and December 31, 1995 of $.05 per share of common stock. The Company declared and paid cash dividends in each of the two fiscal years ended March 31, 1995 and the quarter ended June 30, 1995 equal to approximately 35% of its net income. Future dividends, if any, will depend on the Company's profitability and anticipated capital requirements.

 .                                   -9-


Item 6. Selected Financial Data

  The following table sets forth selected financial data for the Company for the five years ended March 31, 1996. The financial data set forth below should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this Form 10-K.


 .                                            Year Ended March 31,
                                  1996      1995      1994     1993     1992
                                 (dollars in thousands, except per share data)

Income Statement Data:

Net sales                      $1,207,761 $988,893 $795,515 $718,235 $635,379
Cost of sales                     886,494  777,687  639,058  569,583  503,386
Gross profit                      321,267  211,206  156,457  148,652  131,993
Selling, general and
administrative expenses           116,586  101,013  100,875   99,862   89,269
Profit from operations            204,681  110,193   55,582   48,790   42,724
Interest income                     5,096    2,018      749      510    1,033
Interest expense                   (2,352)  (2,229)  (2,792)  (3,474)  (4,645)
Other, net                          1,655    1,218    1,439    3,282      971
Income before income taxes,
extraordinary item and
cumulative effect of accounting
change for income taxes           209,080  111,200   54,978   49,108   40,083
Provision for income taxes         71,344   36,329   19,817   20,221   19,487
Income before extraordinary
item and cumulative effect of
accounting change for
income taxes                      137,736   74,871   35,161   28,887   20,596

Extraordinary item-utilization of
foreign tax loss carryforwards                                 2,536
Cumulative effect of accounting
change for income taxes                               5,000
Net income                    $   137,736 $ 74,871 $ 40,161 $ 31,423 $ 20,596

Income per share:
Before extraordinary item and
cumulative effect of accounting
change for income taxes       $     1.58  $   .87  $    .41 $    .34 $    .24
Extraordinary item                                               .03
Cumulative effect
of accounting change
for income taxes                                        .06
Net income                    $     1.58  $   .87  $    .47 $    .37 $    .24
Average common shares
outstanding                   87,175,000          85,800,000        85,800,000
                                        85,800,000         85,800,000
Cash dividends per
common share                  $      .22  $   .31  $    .17 $    .13 $    .05

 .                                         As of March 31,
 .                            1996    1995     1994     1993     1992
 .                                         (in thousands)
Balance Sheet Data:

Working capital            $357,930 $224,999 $189,528 $177,555 $155,122
Total assets                867,516  670,697  573,966  550,487  534,697
Long-term debt                8,507    9,544   10,427   15,529   21,780
Redeemable preferred stock                                       14,000
Stockholders' equity        624,000  456,266  400,834  378,502  373,675

 .                                   -10-


Item 7. Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

  The Company's net sales have increased 22.1%, 24.3% and 10.8% in the past three years, respectively, primarily as a result of the Company increasing its production capacity and the expansion of the electronic components industry. This expansion has been due primarily to the growth of computer, telecommunications and automotive manufacturers' usage of passive electronic components. This sales increase occurred in spite of generally lower selling prices for many of the Company's products. During the last two quarters of fiscal 1996, the electronic component industry has experienced a softening in demand as customers reduce their level of inventory and suppliers reduce their lead times.

  The growth in sales, in units and dollars, coupled with operating efficiencies and lower selling, general and administrative expenses as a percentage of sales have contributed to the significant increase in net income over the past three years. In order to lower the costs of production, the Company has expanded automation of the manufacturing processes and transferred certain labor intensive manufacturing processes from countries with high labor costs to lower labor cost areas (such as the Czech Republic, El Salvador, and Mexico).

  The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

 .                                                Year Ended March 31,
 .                                              1996      1995      1994

Net sales                                     100.0%     100.0%    100.0%
Cost of sales                                  73.4       78.6      80.3
Gross profit                                   26.6       21.4      19.7
Selling, general and administrative expenses    9.6       10.3      12.7
Profit from operations                         17.0       11.1       7.0
Income before income taxes
and cumulative effect of accounting
change for income taxes                        17.3       11.2       6.9
Provision for income taxes                      5.9        3.6       2.5
Net income                                     11.4        7.6       5.0

Results of Operations



Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

  Net sales for the year ended March 31, 1996 increased 22.1% to $1,207.7 million from $988.9 million for the year ended March 31, 1995. The increase was primarily attributable to the growth in the ceramic and tantalum products, particularly surface-mount capacitors, and special products.

  Gross profit for the year ended March 31, 1996 increased 52.1% to $321.3 million (26.6% of net sales) from $211.2 million (21.4% of net sales) in the year ended March 31, 1995. As a result of increased worldwide demand for ceramic and tantalum capacitors, overall sales prices in the 1996 year were more stable compared to the 1995 year. Continued automation of the manufacturing processes and higher volumes of through-put in the factories have resulted in lower manufacturing costs for products sold. Lower production costs were achieved despite an increase in palladium prices. The cost of palladium, which is used in the manufacture of ceramic capacitors, increased approximately 6.0% in the 1996 year compared to the 1995 year. This increased cost of sales by approximately $2.7 million. Cost of sales in fiscal 1996 include approximately $3.5 million of costs associated with the closure of a plant in the United States which manufactured connector products and the relocation of the production to the Company's existing facilities in Europe. Cost of sales in fiscal 1995 included approximately $2.5 million of costs associated with the closure of the Company's ceramic production facility in Rouen, France, and relocation of the related production to Northern Ireland.

 .                                    -11-

  Selling, general and administrative expenses in the year ended March 31, 1996 were $116.6 million (9.6% of net sales), compared with $101.0 million (10.3% of net sales) in the year ended March 31, 1995. The increase in expenses resulted primarily from higher research and development spending, adjustments to environmental remediation accruals based on revised estimates, charges related to the Company's previous headquarters and additional sales commissions due to increased sales volume.

   Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and technical innovations, were $18.1 million and $14.9 million in fiscal 1996 and 1995, respectively.

   As a result of the above factors, profit from operations in the year ended March 31, 1996 increased 85.7% to $204.7 million from $110.2 million in the year ended March 31, 1995.

   The effective tax rate in the year ended March 31, 1996 was 34.1%, compared to 32.7% in the year ended March 31, 1995. The increase in the 1996 year primarily results from higher foreign income taxes.

   For the reasons set forth above, net income in the year ended
March 31, 1996 increased 84.0% to $137.7 million (11.4% of net sales) from $74.9 million (7.6% of net sales) in the year ended
March 31, 1995.


Year Ended March 31, 1995 Compared to Year Ended March 31, 1994

   Net sales in fiscal 1995 increased 24.3% to $988.9 million from $795.5 million in fiscal 1994. Most of the increase was attributable to the growth in the ceramic and tantalum surface-mount products, Kyocera products, and special products.
Sales of leaded capacitors did not increase materially in fiscal
1995 as compared with fiscal 1994.

   Gross profit in fiscal 1995 increased 35.0% to $211.2 million (21.4% of net sales) from $156.5 million (19.7% of net sales) in fiscal 1994. To offset unit sales price declines, the Company implemented cost reductions relating to raw materials used, decreased labor costs by shifting production to lower labor cost areas and achieved efficiencies in its factories through increased automation. This resulted in higher volume of through-put and increased gross profit. The number of surface-mount ceramic capacitors produced in fiscal 1995 increased 24.0%, and the number of surface-mount tantalum capacitors produced increased 67.0%, over the prior year. Cost of sales in fiscal 1995 included approximately $2.5 million of costs associated with the closure of the Company's ceramic production facility in Rouen, France, and relocation of the related production to Northern Ireland. Similarly, cost of sales in fiscal 1994 included approximately $1.5 million of costs related to the relocation of the Company's tantalum manufacturing operations from Germany to England and the Czech Republic.

   The average market price for palladium, which is used in the manufacture of ceramic capacitors, was approximately $150 per troy ounce in fiscal 1995, compared to $128 per troy ounce in fiscal 1994. The Company's actual cost of purchases was less than the average market price each year as a result of favorable forward delivery contracts and strategic purchases. Nevertheless, cost of sales increased approximately $5.0 million in fiscal 1995 due to the rise in palladium prices. The Company is not aware of any impact that political and social conditions in Russia and South Africa, the countries that are the primary source of palladium metal, have had, or may have, on the price and availability of palladium. The cost of tantalum, which is the main ingredient used in the production of tantalum capacitors, was stable in fiscal 1995 and fiscal 1994.

   Selling, general and administrative expenses in fiscal 1995 were $101.0 million (10.3% of net sales), compared with $100.9 million (12.7% of net sales) in fiscal 1994. The modest size of this increase in expenses resulted from management's ongoing efforts to control costs.

   Research and development expenditures were $14.9 million and $12.7 million in fiscal 1995 and 1994, respectively.

   As a result of the above factors, profit from operations in fiscal 1995 increased 98.3% to $110.2 million from $55.6 million in fiscal 1994.

   The effective tax rate in fiscal 1995 was 32.7%, compared to 36.0% in the prior year, primarily as a result of lower state income taxes.

 .                                   -12-

   For the reasons set forth above, net income in fiscal 1995 increased 86.4% to $74.9 million (7.6% of net sales) from $40.2 million (5.0% of net sales) in fiscal 1994.


Financial Condition

Liquidity and Capital Resources

 The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of March 31, 1996, the Company had a current ratio of 2.8 to 1, $131.6 million of cash and cash equivalents, $624.0 million of stockholders' equity and an insignificant amount of long-term debt.

 Net cash from operating activities was $155.7 million in the year ended March 31, 1996 compared to $126.2 million in the year ended March 31, 1995 and $60.2 million in the year ended March 31, 1994. Increased net income and control over the growth of working capital contributed to the increase.

 Purchases of property and equipment were $110.5 million in fiscal 1996, $77.3 million in fiscal 1995, and $61.1 million in fiscal 1994. Expenditures for fiscal 1995 included approximately $8.1 million for the purchase of property and construction of the new research laboratory adjacent to the Myrtle Beach production facility and corporate headquarters. The remaining expenditures for fiscal 1995 and virtually all expenditures for fiscal 1996 and 1994 were for expanding the production capabilities of the ceramic and tantalum surface-mount and special product lines. The Company's carrying value of its equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double declining- balance method.

 The Company expects to construct facilities and purchase equipment totaling approximately $130 to $150 million to increase production capacity in fiscal 1997.

 During the year ended March 31, 1996, a European subsidiary of the Company borrowed 7.5 million deutschmarks under a one year bank line of credit to repay an intercompany loan with AVX in the United States. During fiscal 1996, $3.3 million of bank loans were repaid. In fiscal 1996, 1995 and 1994, dividends of $19.4 million, $26.2 million and $14.4 million, respectively, were paid to stockholders.

 In August 1995, the Company completed an initial public offering of 2,200,000 shares of common stock at a price of $25.50 per share resulting in proceeds (net of underwriting commissions and offering costs) of $52.9 million. The proceeds were used for general corporate purposes, including capital expenditures and working capital.

 The Company has established reserves in the three years ended March 31, 1996 for its projected share of costs associated with the correction and remediation of environmental conditions at various sites. Such provisions and related expenditures have not been material in any of these periods.

 Based on the financial condition of the Company as of March 31, 1996, the Company believes that cash expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research and development expenses and any dividends to be paid for the foreseeable future.

 Hedging Operations

 The Company's European sales generally are denominated in local currencies whereas those in North America and Asia generally are denominated in U.S. dollars. Approximately 25.0% of the Company's revenues are generated in Europe. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Latin America. As a result, fluctuations in currency exchange rates affect the Company's results and cash flow. In order to minimize the effects of currency exchange rates, the Company periodically enters into forward exchange contracts to hedge existing and anticipated external and intercompany foreign currency transactions. Currency exchange gains and losses have been immaterial during the three years ended March 31, 1996.
The Company also enters into forward delivery contracts for certain precious metals used in its production processes. The Company does not hold or issue derivative financial instruments for speculative purposes.

 .                                     -13-


New Accounting Standards

 The Financial Accounting Standards Board (the "Board") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. Management believes that the effect of adoption will not materially affect the Company's financial condition or results of operations. In addition, the Board has issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which allows companies to account for employee stock compensation plans under two different accounting methods. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. Management has not determined which accounting method the Company will adopt.

Item 8. Financial Statements and Supplementary Data

 The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent accountants thereon, are presented under Item 14 of this report:
 .                                                                    Page
Consolidated Balance Sheets, March 31, 1996 and 1995                  16

Consolidated Statements of Income, Years Ended March 31, 1996,
1995 and 1994                                                         17

Consolidated Statements of Stockholders' Equity, Years Ended
March 31, 1996,1995 and 1994                                          18

Consolidated Statements of Cash Flows, Years Ended March 31,
1996, 1995 and 1994                                                   19

Notes to Consolidated Financial Statements                            20

Report of Independent Accountants                                     30

All financial schedules are omitted because of the abscence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

   None.

 .                                PART III

   Information with respect to Items 10, 11, 12 and 13 on Form
10-K is set forth in the Company's definitive proxy statement filed with the Commission in June 1996.



 .                               PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a) Financial Statements and Financial Statement Schedules -
See Index to Consolidated Financial Statements at Item 8 of this report.

(b) Reports on Form 8-K
    None.

(c) Exhibits:

Documents Incorporated by Reference from Form S-1 Registration
Statement No. 33-94310:

 .                                   -14-

	3.1   Restated Certificate of Incorporation of the Company

	3.2   By-laws of the Company

	10.1  1995 Stock Option Plan

	10.2  Non-Employee Directors Stock Option Plan

	10.3  Form of Employment Agreement between AVX Corporation and
	      Benedict P. Rosen

	10.4  Products Supply and Distribution Agreement by and between
	      Kyocera	Corporation and AVX Corporation

	10.5 Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation

	10.6  Management Incentive Plan

	10.7  Deferred Compensation Plan

Documents Submitted Herewith:

	21.1  Subsidiaries of the Registrant

	23.1  Consent of Coopers & Lybrand L.L.P.

	24.1  Power of Attorney

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation

by:   /s/ Donald B. Christiansen

	  DONALD B. CHRISTIANSEN

	  Dated: June 4, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                                    Title
  Kazuo Inamori                   Chairman of the Board and Director

  Benedict P. Rosen               President and Chief Executive Officer
				  and Director

  John S. Gilbertson              Executive Vice President and Chief
				  Operating Officer and Director

  Donald B. Christiansen          Vice President of Finance, Chief
				  Financial Officer and Treasurer and Director

  Marshall D. Butler              Director

  Carroll A. Campbell             Director

  Richard Tressler                Director

  Kensuke Itoh                    Director

  Rodney N. Lanthorne             Director

  Masato Takeda                   Director

  Masahiro Umemura                Director

  Masahiro Yamamoto               Director

  Yuzo Yamamura                   Director


 By:   /s/ Donald B. Christiansen
	   DONALD B. CHRISTIANSEN, Attorney-in-Fact

 June 4, 1996

 .                                   -15-