Form 10-Q
period 1996-06-30
AVX CORP /DE
filed 1996-07-25
CIK 859163

.                    SECURITIES AND EXCHANGE COMMISSION



 .                           Washington, DC 20549



 .                                 Form 10-Q



  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
	      For the quarterly period ended June 30, 1996.



    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	      For the transition period from __________ to __________



 .                       Commission file number  1-10431





 .                                AVX CORPORATION



 .                 Delaware                                 33-0379007
 .      (State of other jurisdiction                    (IRS Employer ID No.)
 .     of incorporation or organization)



 .          801 17th Avenue South, Myrtle Beach, South Carolina 29577
 .                  (Address of principal executive offices)


 .                                 (803) 448-9411



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



	Yes   X           No ___



	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



	Class                                      Outstanding at July 25, 1996

	Common Stock, par value $0.01 per share              88,000,000

 .                              AVX CORPORATION



 .                                   INDEX





 .                                                             Page Number

PART I:  Financial Information


ITEM 1. Financial Statements

	Consolidated Balance Sheets as of June 30, 1996
	and March 31, 1996                                                 1

	Consolidated Statements of Income for the three months
 ended June 30, 1996 and 1995                                       2

	Consolidated Statements of Cash Flows for the three months
 ended June 30, 1996 and 1995                                       3

	Notes to Consolidated Financial Statements                       4-5

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition



PART II: Other Information

	 Signatures

	 Exhibits

 .                      AVX CORPORATION AND SUBSIDIARIES
 .                        CONSOLIDATED BALANCE SHEETS
 .                  (dollars in thousands, except share data)



 .                                        					 	 June 30, 1996   March 31, 1996
 .                                                		(unaudited)

Current assets:

   Cash and cash equivalents                      $    123,007   $    131,601
   Accounts receivable, net                            131,318        139,545
   Inventories                                         269,300        243,155
   Deferred income taxes                                30,853         30,853
   Other receivables - affiliate                         3,091          2,429
   Prepaid and other                                    17,544         13,562

 .	       Total current assets                          575,113        561,145


Property and equipment:

   Land                                                 10,527          9,370
   Buildings and improvements                          112,196        109,574
   Machinery and equipment                             508,263        506,004
   Construction in progress                             62,607         46,030
 .                                                     --------       --------
 .                                         						       693,593        670,978
 .                                                     --------       --------
   Accumulated depreciation                           (415,108)      (404,432)
 .                                                     --------       --------
 .                                         						       278,485        266,546

Goodwill, net                                           35,648         36,067
Other assets                                             3,941          3,758

 .       TOTAL ASSETS                               $   893,187   $    867,516


Current liabilities:

   Short-term debt - bank                          $    19,265   $     19,398
   Current maturities of long-term debt                  1,055          1,398
   Accounts payable:
 .   Trade                                               31,247         31,755
 .   Affiliates                                          34,993         33,040
   Income taxes payable                                 46,634         35,546
   Accrued payroll and benefits                         31,324         40,481
   Accrued expenses                                     40,813         41,597

 .       Total current liabilities                      205,331        203,215

Long-term debt                                           5,919          8,507
Deferred income taxes                                   20,611         22,818
Other liabilities                                       10,363          8,976

 .	 TOTAL LIABILITIES                                   242,224        243,516

Contingencies (Note 4)

Stockholders' equity:

   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares;
       none issued or outstanding

   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;
       88,000,000 shares issued and outstanding            880            880
   Additional paid-in capital                          319,909        319,909
   Retained earnings                                   334,550        306,923
   Foreign currency translation adjustment              (4,376)        (3,712)

      TOTAL STOCKHOLDERS' EQUITY                       650,963        624,000

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   893,187    $   867,516



 .          See accompanying notes to consolidated financial statements.

 .                                         1

 .                     AVX CORPORATION AND SUBSIDIARIES
 .               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 .                 (dollars in thousands, except share data)


 .                                                 Three Months Ended June 30,

 .                                               							1996           1995


Net Sales                                         $   268,211    $    304,556
Cost of sales                                         194,925         226,441
     Gross profit                                      73,286          78,115
Selling, general, and administrative expenses          26,817          32,569
     Profit from operations                            46,469          45,546

Other income (expense):
     Interest income                                    1,537             505
     Interest expense                                    (503)           (662)
     Other, net                                           287              72

Income before income taxes                             47,790          45,461
Provision for income taxes                             15,323          15,053

Net income                                        $    32,467    $     30,408

Income per share                                  $      0.37    $       0.35


Weighted average number of common
shares outstanding                                 88,000,000      85,800,000






 .          See accompanying notes to consolidated financial statements.



























 .                                        2

 .                       AVX CORPORATION AND SUBSIDIARIES
 .               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 .                           (dollars in thousands)



 .                                                  Three Months Ended June 30,
 .                                                  ---------------------------
 .                                                							1996           1995

Operating Activities:

    Net Income                                 $       32,467     $    30,408

    Adjustments to reconcile net income to
    net cash from operating activities:

    Depreciation and amortization                      18,930          15,668
    Deferred income taxes                              (2,235)         (1,190)

    Changes in operating assets and liabilities:

	Accounts receivable                                    9,569         (24,501)
	Inventories                                          (26,329)          3,131
	Accounts payable and accrued expenses                 (6,525)         15,355
	Income taxes payable                                  10,979          13,374
	Other assets and liabilities                          (6,515)          2,489

Net cash from operating activities                     30,341          54,734


Investing Activities:

    Purchases of property and equipment               (31,854)        (26,485)
    Proceeds from sale of operations to Parent              0           3,973
    Other                                                   5             (23)

    Net cash used in investing activities             (31,849)        (22,535)


Financing Activities:

    Repayment of debt                                  (2,724)           (217)
    Dividends paid                                     (4,840)              0
    Proceeds from issuance of debt                        405           5,486

    Net cash from (used in) financing activities       (7,159)          5,269

Effect of exchange rate changes on cash                    73              16
Increase (decrease)  in cash and cash equivalents      (8,594)         37,484
Cash and cash equivalents at beginning of period      131,601          43,813

Cash and cash equivalents at end of period        $   123,007     $    81,297




 .          See accompanying notes to consolidated financial statements






 .                                       3

 .                        AVX CORPORATION AND SUBSIDIARIES
 .                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 .                   (dollars in thousands, except share data)


1.  Basis of presentation:

	    The consolidated financial statements of AVX
Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries.
 All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1996.


2.      Accounts Receivable:

		Accounts receivable consisted of:

 .                                                   June 30,    March 31,
 .                                                     1996         1996

		Trade                                             $149,616    $159,798

		Less, allowance for doubtful accounts,
		sales returns, distributor adjustments
		and discounts                                      (18,298)    (20,253)

 .                                                   $131,318    $139,545


3.      Inventories:

		Inventories consisted of:
 .                                          							 June 30,    March 31,
 .                                          							   1996         1996


		Finished goods                                    $96,503     $75,235
		Work in process                                    79,784      77,256
		Raw materials and supplies                         93,013      90,664

 .                                                  $269,300    $243,155
















 .                                       4

 .                      AVX CORPORATION AND SUBSIDIARIES
 .           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



4.      Environmental Matters and Contingencies:

		The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and
remediation of environmental    conditions at various waste
disposal sites.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes
reserves or adjusts its reserve for its projected share of these costs.  Based upon information known to the Company, the Company had accrued approximately $8,400 at June 30, 1996 and management believes that it has adequate reserves with respect to these
matters.   Actual costs may vary from these estimated reserves,
but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.

		AVX is presently under investigation by the United States Customs Service for possible violations of the custom laws. The
Company does not believe that the ultimate resolution of these customs matters will materially affect AVX's financial condition or results of operations.


5. New Accounting Standards

		The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of", which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption did not materially affect the Company's financial condition or results of operations.


6.      Subsequent Event

	On July 18, 1996, the Company declared a $0.055 dividend per share of common stock with respect to the quarter ended June 30, 1996, payable on August 12, 1996.































 .                                       5

 .                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 .                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995

  Net sales in the three months ended June 30, 1996 decreased 11.9% to $268.2 million from $304.6 million in the three months ended June 30, 1995. The decrease was primarily attributable to the softening in the demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times.

  Gross profit in the three months ended June 30, 1996
decreased 6.2% to $73.3 million (27.3% of net sales) from $78.1 million (25.6% of net sales) in the three months ended June 30, 1995. As a percentage of net sales, gross profit increased to 27.3% from 25.6% primarily as a result of the strength of advanced and surface-mount products and the continued automation of the manufacturing processes and cost reduction programs.

  Selling, general and administrative expenses in the three months ended June 30, 1996 were $26.8 million (10.0% of net sales) compared with $32.6 million (10.7% of net sales) in the
three months ended June 30, 1995.   The decrease in selling,
general, and administrative expenses is primarily due to higher adjustments for environmental remediation accruals and charges related to closing of the Company's previous headquarters recorded in the quarter ended June 30, 1995 and current year cost containment programs.

  As a result of the above factors, profit from operations in the three months ended June 30, 1996 increased 2.0% to $46.5 million from $45.6 million in the three months ended June 30, 1995.

  For the reasons set forth above and higher interest income on invested cash, net income in the three months ended June 30, 1996 increased 6.8% to $32.5 million (12.1% of net sales) from $30.4 million (10.0% of net sales) in the three months ended June 30, 1995.



Liquidity and Capital Resources

	The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures.
Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 1996, the Company had a current ratio of 2.8 to 1, $123.0 million of cash and cash equivalents, $651.0 million of stockholders' equity and an insignificant amount of long-term debt.

	Net cash from operating activities was $30.3 million in the three months ended June 30, 1996 compared to $54.7 in the three months ended June 30, 1995. The growth in working capital contributed to the decrease.

	Purchases of property and equipment were $31.9 million in the three month period ended June 30, 1996 and $26.5 million in three month period ended June 30, 1995. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.







 .                                      6

 .                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 .          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -(continued)


	During the three months ended June 30, 1995, a European subsidiary of the Company borrowed 7.5 million deutschmarks under a one year bank line of credit to repay an intercompany loan with AVX in the United States. In the three months ended June 30, 1996 dividends of $4.8 million were paid.

	Based on the financial condition of the Company as of June 30, 1996, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.







































































 .                                        7

Part II:  Other Information


Item 1.  Legal Proceedings.

None.


Item 2.  Change in Securities.

None.


Item 3.  Defaults Upon Senior Securities.

None.



Item 4.  Submission of Matters to a Vote of Security Holders.

   The Company held its Annual Meeting of Stockholders on July 18, 1996 for the purpose of electing a board of directors, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.


All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

 .                                                              Shares
 .                                 Shares          Shares        Not
 .                                Voted "For"    "Withheld"     Voted

	Kazuo Inamori                   85,563,564      423,990     2,012,446

	Benedict P. Rosen               85,587,474      400,080     2,012,446

	John S. Gilbertson              85,567,565      419,989     2,012,446

	Donald B. Christiansen          85,569,174      418,380     2,012,446

	Marshal D. Butler               85,562,529      425,025     2,012,446

	Carrol A. Campbell, Jr.         85,825,126      162,428     2,012,446

	Kensuke Itoh                    85,568,524      419,030     2,012,446

	Rodney N. Lanthorne             85,568,424      419,130     2,012,446

	Masato Takeda                   82,884,472    3,103,082     2,012,446

	Richard Tressler                85,803,914      183,640     2,012,446

	Mashiro Umemura                 85,579,114      408,440     2,012,446

	Mashiro Yamamoto                82,886,672    3,100,882     2,012,446

	Yuzo Yamamura                   82,887,372    3,100,182     2,012,446



The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was approved with the following vote:



Shares voted "For"  Shares voted "Against"  Shares "Withheld"  Shares not Voted
- -----------------   ----------------------  -----------------  ----------------
   85,916,163              29,743                41,648            2,012,446





 .                                       8

Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

None.


(b)  Reports on Form 8-K.

None.













































































 .                                       9

 .                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  July 25, 1996




 .                                                   AVX Corporation

 .                                                   /s/ Donald B. Christiansen
 .                                                   Donald B. Christiansen
 .                                                   Chief Financial Officer,
 .                                                   Vice President and
 .                                                   Treasurer



























































 .                                        10