Form 10-Q
period 1996-09-30
AVX CORP /DE
filed 1996-11-13
CIK 859163

.                        SECURITIES AND EXCHANGE COMMISSION

 .                               Washington, DC 20549
 .                               --------------------

 .                                   Form 10-Q



  /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1996.

  / /  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

 .      For the transition period from __________ to __________


 .                          -------------------------------
 .                          Commission file number  1-10431
 .                          -------------------------------


 .                                  AVX CORPORATION


 .             Delaware                                    33-0379007
 .    (State of other jurisdiction                    (IRS Employer ID No.)
 .     of incorporation or organization)


 .              801 17th Avenue South, Myrtle Beach, South Carolina 29577

 .                     (Address of principal executive offices)

 .                                 (803) 448-9411



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 .        Yes  'X'           No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



 .  Class                                       Outstanding at November 4, 1996
 .  -----                                       -------------------------------

 .  Common Stock, par value $0.01 per share               88,000,000

 .                                AVX CORPORATION

 .                                     INDEX
 .                                     -----

                                                                 Page Number
                                                                 -----------
PART I:  Financial Information



ITEM 1. Financial Statements

       Consolidated Balance Sheets as of September 30, 1996 and
       March 31, 1996                                                  1

       Consolidated Statements of Income for the three months
       ended September 30, 1996 and 1995 and for the six months
       ended September 30, 1996 and 1995                               2

       Consolidated Statements of Cash Flows for the six months
       ended September 30, 1996 and 1995                               3

       Notes to Consolidated Financial Statements                     4-5



ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II: Other Information


        Signatures

        Exhibits

                         AVX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                        September 30, 1996      March 31, 1996
                                           (unaudited)
                                        ------------------      --------------
Current assets:

  Cash and cash equivalents                    $128,771              $131,601
  Accounts receivable, net                      134,684               139,545
  Inventories                                   269,927               243,155
  Deferred income taxes                          30,853                30,853
  Other receivables - affiliate                   4,158                 2,429
  Prepaid and other                              14,155                13,562
                                                -------               -------
     Total current assets                       582,548               561,145
                                                -------               -------

Property and equipment:

  Land                                           10,543                 9,370
  Buildings and improvements                    115,318               109,574
  Machinery and equipment                       554,655               506,004
  Construction in progress                       34,726                46,030
                                               --------               -------
                                                715,242               670,978
  Accumulated depreciation                     (435,584)             (404,432)
                                               ---------             ---------
                                                279,658               266,546
Goodwill, net                                    35,355                36,067
Other assets                                      4,142                 3,758
                                              ---------             ---------
     TOTAL ASSETS                              $901,703              $867,516
                                              =========             =========
Current liabilities:

  Short-term debt - bank                       $ 18,382              $ 19,398
  Current maturities of
  long-term debt                                  1,062                 1,398
  Accounts payable:
          Trade                                  30,256               31,755
          Affiliates                             34,302                33,040
  Income taxes payable                           37,704                35,546
  Accrued payroll and benefits                   33,842                40,481
  Accrued expenses                               33,412                41,597
                                                -------               -------
Total current liabilities                       188,960               203,215
                                                -------               -------
Long-term debt                                    5,888                 8,507
Deferred income taxes                            19,431                22,818
Other liabilities                                10,446                 8,976
                                                -------               -------
  TOTAL LIABILITIES                             224,725               243,516
                                                -------               -------
Contingencies (Note 4)

Stockholders' equity:

Preferred stock, par value $0.01 per share:
Authorized, 20,000,000 shares; none issued or outstanding

Common stock, par value $0.01 per share:
Authorized, 300,000,000 shares;
 88,000,000 shares
issued and outstanding                              880                   880
Additional paid-in capital                      319,909               319,909
Retained earnings                               357,863               306,923
Foreign currency translation adjustment          (1,674)               (3,712)
						                                         --------              --------
 TOTAL STOCKHOLDERS' EQUITY                     676,978               624,000
                                               --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $901,703              $867,516
                                                =======               =======

<FN1>	       See accompanying notes to consolidated financial statements.

 .                        AVX CORPORATION AND SUBSIDIARIES
 .                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 .                  (dollars in thousands, except share data)

                               Three Months ended September 30,       Six Months ended September 30,

                                    1996              1995                 1996               1995
                               ---------------------------------      --------------------------------

Net Sales                     $    267,909       $    307,637         $    536,120       $    612,193
Cost of sales                      202,114            225,348              397,039            451,789
                                   -------            -------              -------             -------
Gross profit                        65,795             82,289              139,081            160,404

Selling, general, and
administrative expenses             25,919             27,930               52,736             60,499
                                    ------             ------               ------             ------
Profit from operations              39,876             54,359               86,345             99,905

Other income (expense):
    Interest income                 1,731              1,358                3,268              1,863
    Interest expense                 (503)              (561)              (1,006)            (1,223)
    Other, net                        257                475                  544                547
                                  -------            -------              -------           --------
Income before income taxes         41,361             55,631               89,151            101,092
Provision for income taxes         13,208             19,196               28,531             34,249
                                  -------            -------              -------           --------
Net income                    $    28,153       $     36,435         $     60,620       $     66,843
                                  =======            =======              =======           ========

Income per share              $      0.32       $       0.42         $       0.69       $       0.77


Weighted average number of
common shares outstanding       88,000,000         86,900,000           88,000,000         86,350,000

<FN1>         See accompanying notes to consolidated financial statements.

                            AVX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (dollars in thousands)

                                                Six Months Ended September 30,

                                                        1996          1995
                                                -------------------------------

Operating Activities:
  Net Income                                          $ 60,620       $ 66,843
  Adjustments to reconcile net income
  to net cash from operating activities:
      Depreciation and amortization                     37,553         32,988
      Deferred income taxes                             (3,156)        (5,198)
      Changes in operating assets and liabilities:
         Accounts receivable                             8,173        (28,352)
         Inventories                                   (26,222)       (18,722)
         Accounts payable and accrued expenses         (15,338)        18,190
         Income taxes payable                            1,753          8,545
         Other assets and liabilities                      (65)         3,142
                                                      --------       --------
  Net cash from operating activities                    63,318         77,436
                                                      --------       --------
Investing Activities:
  Purchases of property and equipment                  (53,144)       (50,274)
  Proceeds from sale of operations to affiliate                         3,973
  Other                                                      7           (105)
                                                      --------       --------
  Net cash used in investing activities                (53,137)       (46,406)
                                                      --------       --------
Financing Activities:
  Repayment of debt                                     (3,523)          (712)
  Dividends paid                                        (9,680)       (10,644)
  Proceeds from issuance of debt                            65          5,548
  Proceeds from issuance of common stock                               52,889
                                                      --------       --------
  Net cash from (used in) financing activities         (13,138)        47,081
                                                      --------       --------
Effect of exchange rate changes on cash                    127            (23)
                                                      --------       --------
Increase (decrease)  in cash and cash equivalents       (2,830)        78,088
                                                      --------       --------
Cash and cash equivalents at beginning of period       131,601         43,813
                                                      --------       --------
Cash and cash equivalents at end of period            $128,771       $121,901
                                                      ========       ========

<FN1>          See accompanying notes to consolidated financial statements

                          AVX CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except share data)


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


2.      Accounts Receivable:

       Accounts receivable consisted of:


                                         September 30,        March 31,
                                             1996                1996
                                         -------------      -------------

        Trade                               $152,246           $159,798
        Less, allowance for doubtful
        accounts, sales returns,
        distributor adjustments
        and discounts                        (17,562)           (20,253)
                                            ---------          ---------
                                            $134,684           $139,545
                                            =========          =========


3.      Inventories:

       Inventories consisted of:
                                           September 30,        March 31,
                                               1996               1996
                                           -------------      -------------

       Finished goods                        $92,723            $75,235
       Work in process                        77,390             77,256
       Raw materials and supplies             99,814             90,664
                                            --------           --------
                                            $269,927           $243,155
                                            ========           ========

                           AVX CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



4.      Environmental Matters and Contingencies:



The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and
remediation of environmental    conditions at various waste
disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $8,300 at September 30, 1996 and management believes that it has adequate reserves with respect
to these matters.   Actual costs may vary from these estimated
reserves, but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.



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



6.      Subsequent Event



On October 17, 1996, the Company declared a $0.055 dividend per share of common stock with respect to the quarter ended
September 30, 1996, payable on November 8, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
----------------------

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995
-------------------------------------------------------------------

     Net sales in the three months ended September 30, 1996 decreased 12.9% to $267.9 million from $307.6 million in the three months ended September 30, 1995. The decrease was primarily attributable to continued softening in the demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times.

     Gross profit in the three months ended September 30, 1996 decreased 20% to $65.8 million (24.6% of net sales) from $82.3 million (26.7% of net sales) in the three months ended
 September 30, 1995. The decrease in gross profit as a percentage of net sales can be attributed to a decline in selling prices, offset in part by the strength of advanced products and continued efforts to reduce manufacturing costs through various cost containment programs.

     Selling, general and administrative expenses in the three months ended September 30, 1996 decreased to $25.9 million (9.7% of net sales) from $27.9 million (9.1% of net sales) in the
three months ended September 30, 1995.   Despite a decrease in
net sales of almost 13%, selling, general, and administrative expenses as a percentage of net sales increased only slightly from 9.1% to 9.7%, primarily due to cost containment programs.

     As a result of the above factors, profit from operations in the three months ended September 30, 1996 decreased 26.6% to $39.9 million from $54.4 million in the three months ended September 30, 1995.

     For the reasons set forth above, offset by higher interest income on invested cash, net income in the three months ended September 30, 1996 decreased 22.7% to $28.2 million (10.5% of net sales) from $36.4 million (11.8% of net sales) in the three months ended September 30, 1995.

------------------------------------------------------------------
Six Months Ended September 30, 1996 Compared to Six Months Ended
September 30, 1995
------------------------------------------------------------------

     Net sales in the six months ended September 30, 1996 decreased 12.4% to $536.1 million from $612.2 million in the six months ended September 30, 1995. The decrease was primarily attributable to continued softening in the demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times.

    Gross profit in the six months ended September 30, 1996 decreased 13.3% to $139.1 million (25.9% of net sales) from $160.4 million (26.2% of net sales) in the six months ended September 30, 1995. As a percentage of net sales, gross profit decreased to 25.9% from 26.2% primarily as a result of decreased selling prices. However, the effect of these decreases was dampened by the strength in advanced and surface-mount products.

     Selling, general and administrative expenses in the six months ended September 30, 1996 were $52.7 million (9.8% of net sales) compared with $60.5 million (9.9% of net sales) in the
six months ended September 30, 1995.   The decrease in selling,
general, and administrative expenses is primarily due to higher adjustments for environmental remediation accruals and charges related to the closing of the company's previous headquarters recorded in the quarter ended June 30, 1995 and current year cost containment programs.

   As a result of the above factors, profit from operations in the six months ended September 30, 1996 decreased 13.6% to $86.3 million from $99.9 million in the six months ended September 30, 1995.

     For the reasons set forth above and higher interest income on invested cash, net income in the six months ended September 30, 1996 decreased 9.3% to $60.6 million (11.3% of net sales) from $66.8 million (10.9% of net sales) in the six months ended September 30, 1995.


Liquidity and Capital Resources
---------------------------------

	The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 1996, the Company had a current ratio of 3.1 to 1, $128.8 million of cash and cash equivalents, $677.0 million of stockholders' equity and an insignificant amount of long-term debt.

	Net cash from operating activities was $63.3 million in the six months ended September 30, 1996 compared to $77.4 million in the six months ended September 30, 1995. The growth in inventories primarily contributed to the decrease.

	Purchases of property and equipment were $53.1 million in the six month period ended September 30, 1996 and $50.3 million in the six month period ended September 30, 1995. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

	During the six months ended September 30, 1996, the Company repaid $3.5 million of European loans. During September 30,
1995, a European subsidiary of the Company borrowed 7.5 million deutschmarks under a one year bank line of credit to repay an intercompany loan with AVX in the United States.

	Based on the financial condition of the Company as of September 30, 1996, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.

Part II:  Other Information


Item 1.  Legal Proceedings.

None.


Item 2.  Change in Securities.

None.



Item 3.  Defaults Upon Senior Securities.

None.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.




Item 5.  Other Information.

None.



Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits:



None.



(b)  Reports on Form 8-K.



None.

 .                                  Signatures
 .                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 4, 1996                         AVX Corporation


 .                                           /s/ Donald B. Christiansen
 .                                               ----------------------
 .                                               Donald B. Christiansen

 .                                               Chief Financial Officer,
 .                                               Vice President and Treasurer