Form 10-Q
period 1996-12-31
AVX CORP /DE
filed 1997-02-11
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

                            			       Washington, DC 20549

                                     				   Form 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996.



/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from __________ to __________


    Commission file number  1-10431

	                    			     AVX CORPORATION

	     Delaware                                        33-0379007
     (State of other jurisdiction                 (IRS Employer ID No.)
     of incorporation or organization)

	      801 17th Avenue South, Myrtle Beach, South Carolina 29577
		             (Address of principal executive offices)

                     				     (803) 448-9411

    	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  	Yes   X           No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                      Outstanding at February 7, 1997
    Common Stock, par value $0.01 per share             88,000,000

                        			       AVX CORPORATION

	                               			    INDEX


                                                      								   Page Number

PART I: Financial Information

ITEM 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 1996
	and March 31, 1996                                                     1

	Consolidated Statements of Income for the three months
	ended December 31, 1996 and 1995 and for the nine months
	ended December 31, 1996 and 1995                                       2

	Consolidated Statements of Cash Flows for the nine months
	ended December 31, 1996 and 1995                                       3

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

PART II: Other Information

	  Signatures

	  Exhibits

                                 			AVX CORPORATION AND SUBSIDIARIES
                                  		  CONSOLIDATED BALANCE SHEETS
		                              (dollars in thousands, except share data)

                                  					 December 31, 1996      March 31, 1996
				                                  	 -----------------     ---------------
					                                      (unaudited)
Current assets:
 Cash and cash equivalents                      $175,903             $131,601
 Accounts receivable, net                        135,981              139,545
 Inventories                                     255,437              243,155
 Deferred income taxes                            30,853               30,853
 Other receivables - affiliates                    4,071                2,429
 Prepaid and other                                15,299               13,562
				                                           	 -------              -------
   Total current assets                          617,544              561,145
Property and equipment:
 Land                                             10,597                9,370
 Buildings and improvements                      116,840              109,574
 Machinery and equipment                         576,956              506,004
 Construction in progress                         38,196               46,030
						                                           -------              -------
					                                          	 742,589              670,978
 Accumulated depreciation                       (462,587)            (404,432)
					                                          	 -------              -------
			                                           		 280,002              266,546
Goodwill, net                                     35,702               36,067
Other assets                                       4,289                3,758
				                                          		 -------              -------
   TOTAL ASSETS                                 $937,537             $867,516
			                                           		========             ========
Current liabilities:
 Short-term debt - bank                         $ 18,095             $ 19,398
 Current maturities of long-term debt              2,328                1,398
 Accounts payable:
  Trade                                           32,830               31,755
  Affiliates                                      34,203               33,040
 Income taxes payable                             43,049               35,546
 Accrued payroll and benefits                     34,432               40,481
 Accrued expenses                                 26,411               41,597
	                                          					 -------              -------
    Total current liabilities                    191,348              203,215

Long-term debt                                     4,414                8,507
Deferred income taxes                             19,647               22,818
Other liabilities                                 12,244                8,976
	                                          					 -------              -------
   TOTAL LIABILITIES                             227,653              243,516
Contingencies (Note 4)                           -------              -------
Stockholders' equity:
 Preferred stock, par value $0.01 per share:
   Authorized, 20,000,000 shares; None
   issued or outstanding
 Common stock, par value $0.01 per share:
   Authorized, 300,000,000 shares;
   88,000,000 shares issued and outstanding          880                  880
Additional paid-in capital                       319,909              319,909
Retained earnings                                383,074              306,923
Foreign currency translation adjustment            6,021               (3,712)
						                                           -------              -------
   TOTAL STOCKHOLDERS' EQUITY                    709,884              624,000
						                                           -------              -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $937,537             $867,516
			                                          			========             ========

<FN1>         See accompanying notes to consolidated financial statements.

</TABLE/>

                      			     AVX CORPORATION AND SUBSIDIARIES
		                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      			 (dollars in thousands, except share data)

                   			Three Months ended December 31,     Nine Months ended December 31,
			                         1996           1995                1996              1995
             		       --------------------------------    ------------------------------
Net sales                    $289,574       $302,716          $825,694        $914,909
Cost of sales                 224,941        222,888           621,980         674,677
                     			      -------        -------           -------         -------
 Gross profit                  64,633         79,828           203,714         240,232
Selling, general and
administrative expenses        22,253         28,501            74,989          89,000
			                           -------        -------           -------         -------
 Profit from operations        42,380         51,327           128,725         151,232
Other income (expense):
  Interest income               1,900          1,699             5,168           3,562
  Interest expense               (497)          (679)           (1,503)         (1,902)
  Other, net                      444            459               988           1,006
			                           -------         ------           -------         -------
Income before income taxes     44,227         52,806           133,378         153,898
Provision for income taxes     14,176         18,608            42,707          52,857
			                           -------        -------           -------         -------
Net income                   $ 30,051       $ 34,198          $ 90,671        $101,041

Income per share             $   0.34       $   0.39          $   1.03        $   1.16


Weighted average number of
common shares outstanding    88,000,000     88,000,000        88,000,000       86,900,000

<FN1>             See accompanying notes to consolidated financial statements.

</TABLE/>

                             				 AVX CORPORATION AND SUBSIDIARIES
			                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
				                                  (dollars in thousands)
	                                          					Nine Months Ended December 31,
			                                             			   1996             1995
Operating Activities:
    Net Income                                      $ 90,671         $101,041
    Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                     59,241           51,293
    Deferred income taxes                             (3,158)          (6,486)
    Changes in operating assets and liabilities:
	Accounts receivable                                   9,852          (21,928)
	Inventories                                          (8,196)         (41,063)
	Accounts payable and accrued expenses               (22,053)          19,733
	Income taxes payable                                  5,226           12,273
	Other assets and liabilities                            744            5,432
						                                               -------          -------
    Net cash from operating activities               132,327          120,295
						                                               -------          -------
Investing Activities:
    Purchases of property and equipment              (70,475)         (82,411)
    Proceeds from sale of operations to affiliate                       3,973
    Other                                                  2              (79)
						                                               -------          -------
    Net cash used in investing activities            (70,473)         (78,517)
						                                               -------          -------
Financing Activities:
    Repayment of debt                                 (3,523)          (2,867)
    Dividends paid                                   (14,520)         (15,044)
    Proceeds from issuance of debt                        65            8,696
    Proceeds from issuance of common stock                             52,889
						                                               -------          -------
    Net cash from (used in) financing activities     (17,978)          43,674
						                                               -------          -------
Effect of exchange rate changes on cash                  426              (75)
						                                               -------          -------
Increase in cash and cash equivalents                 44,302           85,377
Cash and cash equivalents at beginning of period     131,601           43,813
						                                               -------          -------
Cash and cash equivalents at end of period          $175,903         $129,190
						                                              ========          =======

<FN1>             See accompanying notes to consolidated financial statements.

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

2.  Accounts Receivable:
    Accounts receivable consisted of:

                                 				      December 31,             March 31,
			                                      		  1996                    1996
				                                       -----------              ---------
Trade                                       $153,943                $159,798
Less, allowance for doubtful accounts,
 sales returns, distributor adjustments
 and discounts                               (17,962)                (20,253)
				                                        --------                --------
                                       				 $135,981                $139,545
		                                      			 ========                ========

3. Inventories:
   Inventories consisted of:

                                 				       December 31,            March 31,
				                                        	  1996                    1996
                                 				       -----------             ---------
   Finished goods                           $ 80,554                 $ 75,235
   Work in process                            83,770                   77,256
   Raw materials and supplies                 91,113                   90,664
                                      	 				--------                ---------
                                       					$255,437                 $243,155
				                                       	========                 ========

                      			    AVX CORPORATION AND SUBSIDIARIES
                   	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4.      Environmental Matters and Contingencies:

  The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. As a result of revised remediation methods and cost estimates, the Company recorded a reduction in remediation accruals of $3,400 during the quarter ended December 31, 1996. Based upon information known to the Company,the Company had accrued approximately $4,600 at December 31, 1996 and management believes that it has adequate reserves
with respect to these matters.   Actual costs may vary from these estimated
reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

  AVX is presently under investigation by the United States Customs Service for possible violations of the custom laws. The Company does not believe that the ultimate resolution of these customs matters will materially affect AVX's financial condition or results of operations.

5. New Accounting Standards
  The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of", which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The adoption did not materially affect the Company's financial condition or results of operations.

6. Subsequent Event
  On January 16, 1997, the Company declared a $0.055 dividend per share of common stock with respect to the quarter ended December 31, 1996, payable on February 10, 1997.

                    		       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995
-------------------------------------------------------------------

  Net sales in the three months ended December 31, 1996 decreased 4.3% to $289.6 million from $302.7 million in the three months ended
December 31, 1995. The decrease was attributable to a combination of factors, including the continuation of the trend toward surface-mount products and smaller part sizes, which traditionally have lower average selling prices, and an overall reduction in selling prices. In addition, the residual effect of the softened order demand experienced by the electronic component industry through the latter portion of the calendar 1995 and much of calendar 1996
(as customers reduced their level of inventory and suppliers reduced lead times) resulted in reduced shipments during the current quarter.

 Gross profit in the three months ended December 31, 1996 decreased 19% to $64.6 million (22.3% of net sales) from $79.8 million (26.4% of net sales) in the three months ended December 31, 1995. The decrease in gross profit as a percentage of net sales can be attributed to a decline in selling prices, offset in part by the strength of advanced products, improvements in manufacturing efficiencies and continued efforts to reduce manufacturing costs through various cost containment programs. The 1995 quarter's results included a provision of $3.5 million for the consolidation of one of the Company's smaller facilities.

 Selling, general and administrative expenses in the three months ended December 31, 1996 decreased to $22.3 million (7.7% of net sales) from $28.5 million (9.4% of net sales) in the three months ended December 31, 1995. During the quarter ended December 31, 1996, selling, general and administrative expenses were reduced by $4.0 million as a result of changes in estimates for environmental remediation and legal costs. Exclusive of the $4.0 million benefit, selling, general and administrative expenses, as a percentage of sales, declined .3% (9.1% vs. 9.4%), despite a decrease in net sales of 4.3%. This is attributed to the Company's ongoing cost containment programs.

 As a result of the above factors, profit from operations in the three months ended December 31, 1996 decreased 17.4% to $42.4 million from $51.3 million in the three months ended December 31, 1995.

 For the reasons set forth above, net income in the three months ended
December 31, 1996 decreased 12.1% to $30.0 million (10.4% of net sales) from $34.2 million (11.3% of net sales) in the three months ended December 31, 1995.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended
December 31, 1995
-----------------------------------------------------------------

 Net sales in the nine months ended December 31, 1996 decreased 9.8% to $825.7 million from $914.9 million in the nine months ended December 31, 1995. The decrease was attributable to a combination of factors, including the continuation of the trend toward surface-mount products and smaller part sizes, which traditionally have lower average selling prices, and an overall reduction in selling prices. In addition, the residual effect of the softened order demand experienced by the electronic component industry through the latter portion of the calendar 1995 and much of calendar 1996
(as customers reduced their level of inventory and suppliers reduced lead times) resulted in reduced shipments.

 Gross profit in the nine months ended December 31, 1996 decreased 15.2% to $203.7 million (24.7% of net sales) from $240.2 million (26.3% of net sales) in the nine months ended December 31, 1995. As a percentage of net sales, gross profit decreased primarily as a result of decreased selling prices. However, the effect of these decreases was dampened by the continued automation of the manufacturing processes and continued efforts to reduce manufacturing cost for products sold. The 1995 period's results include a provision of $3.5 million for the consolidation of one of the Company's smaller facilities.

 Selling, general and administrative expenses in the nine months ended December 31, 1996 were $75.0 million (9.1% of net sales) compared with $89.0 million (9.7% of net sales) in the nine months ended December 31, 1995.
The decrease in selling, general, and administrative expenses is primarily due to the benefit of adjustments for environmental remediation accruals and charges related to the closing of the Company's previous headquarters recorded in 1995 and current year cost containment programs.

 As a result of the above factors, profit from operations in the nine months ended December 31, 1996 decreased 14.9% to $128.7 million from $151.2 million in the nine months ended December 31, 1995.

 For the reasons set forth above and higher interest income on invested cash, net income in the nine months ended December 31, 1996 decreased 10.3% to $90.7 million (11.0% of net sales) from $101.0 million (11.0% of net sales) in the nine months ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------
 The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 1996, the Company had a current ratio of 3.2 to 1, $175.9 million of cash and cash equivalents, $709.9 million of stockholders' equity and an insignificant amount of long-term debt.

 Net cash from operating activities was $132.3 million in the nine months ended December 31, 1996 compared to $120.3 million in the nine months ended December 31, 1995. Decreases in working capital partially offset by lower income contributed to the increase.

 Purchases of property and equipment were $70.4 million in the nine month period ended December 31, 1996 and $82.4 million in the nine month period ended December 31, 1995. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

 During the nine months ended December 31, 1996, the Company repaid $3.5 million of European loans. During December 31, 1995, a European subsidiary of the Company borrowed 7.5 million deutschmarks under a bank line of credit to repay an intercompany loan with AVX in the United States.

 In August 1995, the Company completed an initial public offering of 2,200,000 shares of common stock at a price of $25.50 per share resulting in proceeds (net of underwriting commissions and offering costs) of $52.9 million. The proceeds were used for general purposes, including capital expenditures and working capital.

 Based on the financial condition of the Company as of December 31, 1996, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.



Part II:  Other Information

Item 1.  Legal Proceedings.
None.

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits:
None.

(b)  Reports on Form 8-K.
None.

                                 				 Signatures
                                 				 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  February 7, 1997


                                           					      AVX Corporation

                                          					 /s/ Donald B. Christiansen
			                                          		 --------------------------
			                                          		    Donald B. Christiansen
				                                          	    Chief Financial Officer,
					                                              Vice President and
					                                              Treasurer