Form 10-K
period 1997-03-31
AVX CORP /DE
filed 1997-06-09
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
                         				    WASHINGTON, D.C. 20549

                                 	     Form 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
				      ACT OF 1934

FOR THE YEAR ENDED MARCH 31, 1997               Commission File No. 1-10431


                        				     AVX CORPORATION
             		 (Exact Name of Registrant as Specified in its Charter)


Delaware                                              33-0379007

(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)


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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	Based on the closing sales price of $26.875 on May 23, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $587,219,000.

	As of May 23, 1997, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 88,000,000 shares.

			DOCUMENTS INCORPORATED BY REFERENCE

	There is incorporated by reference in Part III on this Annual
Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on July 17, 1997.

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

	The Company's strategy is to focus on:
	* customer service, through the breadth and quality of its product line, as well as its ability to respond in a timely manner to its customers' component design and delivery requirements;
	* low-cost, high-quality manufacturing, through utilization of state-of-the-art facilities and skilled labor around the world;
	* global coordination of marketing and manufacturing, through manufacturing operations located worldwide and the assignment of global customer account executives to cover the Company's major multi-national customers; and
	* innovative and unique products and manufacturing processes, developed through emphasis on advanced technologies at the Company's research laboratories and participation in its customers' long-range product development programs.

	The Company's customers include leading OEMs in such industries as telecommunications, computers, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems, and consumer electronics. Sales of Company products are made by Company-employed direct sales personnel, independent manufacturers' representatives, and independent electronic component distributors.

	The overall growth in the electronics industry over the past several years can be particularly attributed to:

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

    Products

	AVX offers an extensive line of passive components, designed to provide its customers with "one-stop shopping" for substantially all of their passive component needs. Ceramic and tantalum capacitors accounted for approximately 59% of the Company's net sales in fiscal 1997. Advanced products, which are designed and manufactured by the Company in cooperation with customers to meet the requirements of specific applications, represented about 13% of the Company's net sales in fiscal 1997. Connectors accounted for approximately 8% of net sales and the remaining
20% of AVX's net sales in fiscal 1997 came from its sales of certain products manufactured by Kyocera, for which the Company has a non-exclusive license to distribute and sell everywhere in the world except Japan.

       Capacitors

	AVX manufactures a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.
The Company's strategic focus on the growing use of ceramic and tantalum capacitors is reflected in its investment during the past three years of approximately $225 million primarily to increase its capacitor manufacturing capacity. The Company believes that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

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

	Ceramic and tantalum capacitors are produced by the Company in two basic versions: leaded and surface-mount. Leaded capacitors are attached to a circuit board using lead wires while surface-mount capacitors are attached directly to a circuit board. In recent years there has been significant industry-wide growth in the use of surface-mount capacitors, and industry analysts have predicted that this would cause the market for leaded capacitors to decline significantly. In certain applications, however, leaded capacitors continue to be the component of choice.

	Advanced Products

	To fill the needs of its customers, the Company's advanced products engineers work with certain customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits AVX, through its research and development activities, to make technological advances, provide the customer with a design solution to fit its needs, gain a marketing inroad with the customer with respect to AVX's complete product line and, in some cases, develop products that can be sold to additional customers in the future. AVX's advanced products division presently has significant ongoing projects with a variety of key customers in the computer, telecommunications, automotive and medical fields as well as some other new areas of use.

	Connectors

	The connector division of the Company manufactures high-quality electronic connectors and inter-connect systems for use in the computer, telecommunications, automotive electronics, medical device, military and aerospace industries. The Company's product line includes a variety of industry-standard connectors as well as products designed specifically for its customers' unique applications. The Company produces fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. The Company also has developed a value-added business in flat ribbon cable assembly and in backpanel, and card edge assemblies.

	Kyocera Products

	The Company's distribution and sale of certain Kyocera products throughout the world, except in Japan, broaden the Company's range of products and further facilitate its ability to offer
"one-stop shopping" for its customers' electronic components needs. Kyocera's product lines sold by the Company include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators, connectors and piezo acoustic devices.

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

	Approximately 47%, 22% and 31% of the Company's net sales for fiscal 1997, were to customers in North America, Europe, and Asia, respectively. Financial information relating to geographic operations is set forth in Part IV, item 14(a), of this report.
The Company's products are marketed worldwide by the Company's own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis, and independent electronic component distributors. The Company has regional sales personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. The Company believes that this combination of distribution channels provides a high level of market penetration and efficient coverage of its customers on a cost-effective basis.

	Among the Company's customers are Motorola Inc., Lucent Technologies, American Telephone and Telegraph Corporation, L.M.
 Ericsson Telefonaktiebolaget, OY Nokia AB., Northern Telecom,Uniden and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Western Digital Corp., Acer Incorporated, Intel Corp., Sony Corporation, and Samsung Co. Limited in the computer industry; and Ford Motor Co., Robert Bosch GmbH, General Motors Corp. and Magneti Marelli S.p.A. in the automotive industry. The Company's largest customers vary on a year-to-year basis, and no customer has a long-term commitment to purchase products of the Company. No one customer has accounted for more than 10% of net sales for the past three years.

	AVX had a backlog of orders of approximately $240 million at March 31, 1997, $250 million at March 31, 1996 and $317 million on March 31, 1995. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. The backlog reduction since March 31, 1995, reflects the electronic components industry's tight supply situation in calendar 1995. The reduction in delivery lead times in 1996 has decreased customers' long-term ordering patterns, such that orders are currently placed more on an as needed basis. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

Research,Development and Engineering

	AVX's emphasis on research and development is reflected by the fact that most of the Company's manufactured products and manufacturing processes have been designed and developed by its own engineers and scientists. The Company's 60,000 square-foot facility, dedicated entirely to pure research and development, in Myrtle Beach, South Carolina, was constructed in fiscal
1995 and provides centralized coordination of AVX's global research and development efforts. The Company also maintains significant research and development staffs at its facilities in Coleraine, Northern Ireland, Jerusalem, Israel, and Paignton, England.

	The Company's research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size, and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $34 million, $30 million and $25 million during fiscal 1997, 1996 and 1995, respectively.

      While AVX owns United States patents as well as corresponding patents in various other countries, and also has patent applications pending, its patents are not in the aggregate material to the successful operation of its business.

Transactions with Kyocera

	Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related company transactions, including, without limitation, the transactions referred to in footnote 9 to the financial statements set forth in Part IV, item 14(a), of this report.

	The Company also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of the Company and is required to review and approve such agreements and any significant transactions between the Company and Kyocera not covered by such agreements.

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

	Palladium, a principal raw material used in the manufacture of ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa.
Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $120 to $180 per troy ounce during the last three years. An inability of the Company to pass on an increase in palladium cost through to its customers could have a material adverse effect on the Company's results of operations. The Company is presently using substitutes for palladium in certain product applications.

	Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under annual contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production.
Although the Company believes that there is currently no problem with the procurement of tantalum powder and that the tantalum required by the Company has generally been available in sufficient quantity to meet requirements, the limited number of tantalum powder suppliers could lead to higher prices. An inability of the Company to pass on an increase in tantalum cost to its customers could have a material adverse effect on the Company's results of operations.

	AVX internally develops and produces a majority of the ceramic raw materials used in its production processes and is expanding its ceramic production operations in order to meet increased demand. The Company believes that it is the only United States capacitor manufacturer that processes its own ceramic materials.

Competition

	The Company encounters strong competition in its various product lines from both domestic and foreign manufacturers. Competitive factors in the markets of the Company's products include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery, and price. The Company believes that it competes favorably on the basis of each of these factors. The breadth of the Company's product offering enables AVX to strengthen its market position by providing its customers with one of the broadest selections of passive electronic components available from one source. The Company's major competitors are Murata Manufacturing Company Ltd, KEMET Corporation, NEC Corporation, TDK Corporation and Vishay Intertechnology, Inc.

Employees

	As of March 31, 1997, AVX employed approximately 13,000 full time employees. Approximately 4,000 of these employees are employed in the United States. Of the employees located in the United States, approximately 2,000 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of various trade and government-affiliated unions. The Company believes that its relationship with its employees is good, and the Company has not had a work stoppage as a result of collective bargaining difficulties during the past 20 years.

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

	To resolve its liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees (collectively, "Decrees") with federal and state regulatory agencies, governing the timing and nature of investigation and remediation. The
Company has paid, or reserved for, all amounts required under the terms of these Decrees corresponding to its apportioned share of the liabilities. Such reserves for remediation, compliance and legal costs totaled $5,025 at March 31, 1997. As is customary, the Decrees at sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of such reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, the Company does not believe that any additional costs to be incurred by the Company at any of the sites will have a material adverse effect on the Company's financial condition or results of operations.

	In addition, the Company does not believe that any investigation or clean-up that may be required at any other locations will have a material adverse effect on the Company's financial condition or results of operations.

Executive Officers of the Registrant

	The following table provides certain information regarding the executive officers of the Company as of May 23, 1997.

      Name             Age                   Position

Benedict P. Rosen       61      President, Chief Executive Officer, and Director
John S. Gilbertson      53      Executive Vice President, Chief Operating
                            				Officer, Corporate Secretary and Director
Donald B. Christiansen  58      Chief Financial Officer, Vice President,
			                            	Treasurer, and Director
C. Marshall Jackson     48      Senior Vice President of Marketing
Ernie Chilton           53      Senior Vice President--Tantalum
S. M. Chan              41      Vice President of Marketing and Sales--Asia
Allan Cole              54      Vice President of Sales
Alan Gordon             48      Vice President of European Sales/Marketing
John L. Mann            54      Vice President of Quality
James Patterson         62      Vice President of Leaded Division

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

	John S. Gilbertson has served as Executive Vice President and Chief Operating Officer of the Company since April 1994, as
Corporate Secretary since April 1996, and as a member of the Board of Directors since January 1990. From April 1992 until present, Mr. Gilbertson served as the Executive Vice President of AVX. From September 1990 to March 1992, Mr. Gilbertson served as Senior Vice President of AVX. Mr. Gilbertson has been employed by AVX since 1981. Mr. Gilbertson has been a Director of Kyocera since June 1995.

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

	Ernie Chilton has served as Senior Vice President--Tantalum of AVX since April 1994 and as a member of the Board of Directors from February 1993 to July 1995. From January 1990 until
February 1993, Mr. Chilton served as Vice President of AVX. From
January 1990 until 1993, Mr. Chilton served as Vice President of
AVX. Mr. Chilton has been employed by the Company since 1980.

	S. M. Chan has served as Vice President of Marketing and
Sales--Asia since April 1994.  From April 1992 until March 1994,
Mr. Chan served as the Director of Marketing of AVX. Mr. Chan has been employed by AVX since October 1990.

	Allan Cole has served as Vice President of Sales of the Company since May 1987. Mr. Cole has been employed by AVX since 1977 serving in several sales management positions, both domestic and international.

	Alan Gordon has served as Vice President--European Sales/Marketing of AVX since February 1993. From January 1991 until February 1993, Mr. Gordon served as the Director of Marketing of AVX. Mr. Gordon has been employed by AVX since 1991.

	John L. Mann has served as Vice President of Quality of the Company since May 1986. From March 1984 until May 1986, Mr.
Mann served as the Corporate Director of Quality.

	James Patterson has served as Vice President of the Leaded Division of AVX since February 1993. From June 1992 until
February 1993, Mr. Patterson served as the Division Vice
President of SMP. Mr. Patterson has been employed by the Company since 1963.

Item 2. Properties

	The Company conducts manufacturing operations throughout the world. All the Company's operations around the world are certified to the ISO 9000 international quality control standards. ISO 9000 is a comprehensive set of quality program standards developed by the International Organization for Standardization. Certain facilities have also been qualified under a new set of stringent QS 9000 quality standards developed by the US automotive industry. A list of the Company's facilities, their square footage, whether they are leased or owned and a description of their use, follows:

                               	  Type
                     			Square     of           Description
    Location           Footage   Interest         of Use
UNITED STATES

Myrtle Beach,SC          451,005  Owned   Research/Manufacturing/Headquarters
Myrtle Beach, SC          46,631  Leased  Warehouse
Conway, SC                70,408  Owned   Manufacturing
Biddeford, ME             72,000  Owned   Manufacturing
Colorado Springs, CO      15,000  Owned   Manufacturing
El Paso, TX               17,760  Leased  Warehouse
New Orleans, LA           16,440  Leased  Warehouse
Olean, NY                107,400  Owned   Manufacturing
Raleigh, NC              206,000  Owned   Manufacturing/Warehouse
Sun Valley, CA            25,000  Leased  Manufacturing
Vancouver, WA             87,048  Leased  Manufacturing
Vancouver, WA             10,024  Leased  Warehouse

OUTSIDE THE UNITED STATES
Betzdorf, Germany        101,671 Owned   Manufacturing
Biggleswade, England      10,000 Leased  Manufacturing
Chihuahua, Mexico        104,848 Owned   Manufacturing
Coleraine, N. Ireland    105,000 Owned   Research/Manufacturing
Hong Kong                 30,257 Owned   Warehouse
Jerusalem, Israel         42,470 Leased  Research/Manufacturing
Juarez, Mexico            84,000 Owned   Manufacturing
Lanskroun, Czech
Republic                 179,000 Leased  Manufacturing
Uherske Hradiste,Czech
Republic                 128,000 Leased  Manufacturing
Larne, N. Ireland        120,000 Owned   Manufacturing/Warehouse
Newmarket, England        52,000 Leased  Manufacturing
Paignton, England        150,000 Owned   Research/Manufacturing
San Salvador,
El Salvador              232,981 Owned   Manufacturing
Singapore                 49,500 Leased  Manufacturing/Warehouse

In addition to the foregoing, the Company owns and leases a number of sales offices throughout the world.

	Management believes that all its property, plant and equipment is in good operating condition. The Company is constantly upgrading its equipment and adding capacity through greater use of automation. The Company's capital expenditures for plant and equipment were $93.9 million for fiscal 1997 and $110.5 million in fiscal 1996.

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

Item 4. Submission of Matters to a Vote of Securities Holders

	During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.


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

		                    	    1997                     1996
             		      High        Low          High        Low
First Quarter      $ 25 1/2    $ 17        $           $
Second Quarter       23          16          38          29 3/4
Third Quarter        24 1/8      18 1/4      34 1/4      21 1/8
Fourth Quarter       25 1/4      19 3/4      27 1/2      20 7/8

Holders of Record
      At May 23, 1997, there were approximately 22,500 holders of record of the Company's common stock.

Dividends
      The Company has declared and paid cash dividends of $.06 per share of common stock for the quarter ended March 31, 1997. The Company declared and paid cash dividends for the quarters ended December 31, 1996, September 30, 1996, June 30, 1996 and March
31, 1996 of $.055 per share of common stock. The Company declared and paid cash dividends for the quarters ended
September 30, 1995 and December 31, 1995 of $.05 per share of common stock. The Company declared and paid cash dividends in the fiscal year ended March 31, 1995 and the quarter ended June 30, 1995 equal to approximately 35% of its net income. Future dividends, if any, will depend on the Company's profitability and anticipated operating requirements.

Item 6. Selected Financial Data

	The following table sets forth selected financial data for the Company for the five years ended March 31, 1997. The financial data set forth below should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                     					              Year ended March 31,
			                       	   (dollars in thousands, except share data)
			                         1997         1996        1995         1994      1993
Income Statement Data:
Net sales                $1,126,178   $1,207,761   $ 988,893   $ 795,515  $ 718,235
Cost of sales               851,863      886,494     777,687     639,058    569,583
                     			  ---------    ---------     -------     -------    -------
Gross profit                274,315      321,267     211,206     156,457    148,652
Selling, general and
administrative expenses     102,369      116,586     101,013     100,875     99,862
                     			  ---------    ---------     -------     -------    -------
Profit from operations      171,946      204,681     110,193      55,582     48,790
Interest income               7,536        5,096       2,018         749        510
Interest expense             (2,049)      (2,352)     (2,229)     (2,792)    (3,474)
Other, net                    1,010        1,655       1,218       1,439      3,282
			                       ---------    ---------     -------     -------    -------
Income before income
taxes, extraordinary
item and   cumulative
effect of accounting
change for income taxes     178,443      209,080     111,200      54,978     49,108

Provision for income
taxes                        57,102       71,344      36,329      19,817     20,221
                           --------      -------     -------      ------     ------
Income before extra-
ordinary item and
cumulative effect of
accounting change for
income taxes                121,341      137,736      74,871      35,161     28,887

Extraordinary item-
utilization of foreign
tax loss carryforwards                                                        2,536
Cumulative effect of
accounting change for
income taxes                                                       5,000
                     			  ---------      -------      -------    -------    -------
Net income               $  121,341   $  137,736   $   74,871  $  40,161  $  31,423
			                      ==========   ==========   ==========  =========  =========
Income per share:
Before extraordinary
item and cumulative
effect of accounting
change for income taxes  $    1.38    $    1.58    $     .87   $     .41  $     .34

Extraordinary item                                                              .03
Cumulative effect
of accounting change
for income taxes                                                     .06
                     			   -------      -------      -------      ------    -------
Net income               $    1.38    $    1.58    $     .87    $    .47  $     .37
			                        =======      =======      =======      ======    =======
Average common shares
outstanding              88,000,000   87,175,000   85,800,000  85,800,000  85,800,000

Cash dividends per
common share            $      .22    $     .22    $     .31    $    .17  $    .13


			                                           	As of March 31,

                        			 1997        1996       1995       1994      1993
Balance Sheet Data:
Working capital        $ 456,672  $ 357,930  $ 224,999  $ 189,528  $ 177,555
Total assets             949,307    867,516    670,697    573,966    550,487
Long-term debt            12,170      8,507      9,544     10,427     15,529
Stockholders' equity     731,969    624,000    456,266    400,834    378,502

Item 7. Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

	The Company's 1997 net sales decreased 6.8% compared to 1996 while the previous three years increased 22.1%, 24.3% and 10.8%, respectively. The growth in sales from 1994 to 1997 is primarily the result of the Company increasing its production capacity and the expansion of the electronic components industry. This expansion has been due primarily to the growth of computer, telecommunications and automotive manufacturers' usage of passive electronic components. During the first half of fiscal 1997, the industry experienced a temporary slowdown and customers reduced their level of inventory .

	With the exception of this industry-wide order pattern correction, the growth in sales, in units and dollars, coupled with operating efficiencies and control of selling, general and administrative expenses, have contributed to the enhanced profitability of the Company over the past three years. In order to lower the costs of production, the Company continues to increase automation of its manufacturing processes and transfer certain labor intensive manufacturing processes from countries with high labor costs to lower labor cost areas (such as the Czech Republic, El Salvador, and Mexico).

During the fourth quarter of fiscal 1997, the Company experienced a more traditional pricing environment as customers' inventories returned to normal levels. Increased orders resulted in the Company's manufacturing capacity being more fully utilized.

	The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented

				                             Year Ended March 31,
			                           	 1997     1996     1995
Net sales                       100.0%   100.0%   100.0%
Cost of sales                    75.6     73.4     78.6
Gross profit                     24.4     26.6     21.4
Selling, general and
administrative expenses           9.1      9.6     10.3
Profit from operations           15.3     17.0     11.1
Income before income taxes       15.8     17.3     11.2
Provision for income taxes        5.0      5.9      3.6
Net income                       10.8     11.4      7.6


Results of Operations

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

	Net sales for the year ended March 31, 1997 decreased 6.8% to $1,126.2 million from $1,207.7 million for the year ended March
31, 1996. The decrease was attributable to a combination of factors including, (a) the residual effect of the softened order and delivery demand experienced by the electronic component industry throughout the latter portion of calendar 1995 and the first half of calendar 1996 (as customers reduced their level of inventory and suppliers reduced lead times), (b) a continuation of the trend toward surface-mount products and smaller part sizes, which traditionally have lower average selling prices, (c) an overall reduction in selling prices, and (d) the strengthening of the U.S. dollar and certain European currencies, which had a modest dampening effect on reported U.S. dollar sales.

	Gross profit as a percentage of net sales for the year ended
March 31, 1997 decreased 2.2% to $274.3 million (24.4% of net sales) from $321.3 million (26.6% of net sales) in the year ended March 31, 1996. Due in part to the industry wide inventory correction discussed above, overall sales prices in the 1997 year were lower compared to the 1996 year. Continued automation of the manufacturing processes and higher volumes of through-put in the factories have resulted in lower manufacturing costs for products sold and have enabled the Company to maintain strong gross profit levels despite the decline in sales. As a result of the Company's strategy to manufacture in the various regions in which it sells products, the strengthening of the U.S. dollar and certain European currencies acted to reduce the overall cost of manufacturing when reported in U.S. dollars. Cost of sales in fiscal 1996 include approximately $3.5 million of costs associated with the closure of a plant in the United States.

	Selling, general and administrative expenses in the year ended
March 31, 1997 were $102.4 million (9.1% of net sales), compared with $116.6 million (9.6% of net sales) in the year ended March
31, 1996. The decrease in selling, general, and administrative expenses is due to (a) cost containment programs, (b) lower sales commissions, (c) the benefit of adjustments to environmental remediation accruals, and (d) charges related to the closing of the Company's previous headquarters recorded in 1996.

	Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were $34 million and $30 million in fiscal 1997 and 1996, respectively.

	As a result of the above factors, profit from operations as a percentage of net sales in the year ended March 31, 1997 decreased 1.7% to $171.9 million from $204.7 million in the year ended March 31, 1996.

	The effective tax rate in the year ended March 31, 1997 was 32.0%, compared to 34.1% in the year ended March 31, 1996. The decrease in the 1997 year primarily results from the benefit of lower tax rates on foreign earnings and the realization of certain foreign net operating losses.

	For the reasons set forth above, net income in the year ended
March 31, 1997 decreased 11.9% to $121.3 million (10.8% of net sales) from $137.7 million (11.4% of net sales) in the year ended March 31, 1996.

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

	Research, development and engineering expenditures were $30 million and $25 million in fiscal 1996 and 1995, respectively.

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

Financial Condition

	Liquidity and Capital Resources

	The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures.
Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of March
31, 1997, the Company had a current ratio of 3.5 to 1, $188.6 million of cash and cash equivalents, $731.9 million of stockholders' equity and an insignificant amount of long-term debt.

	Net cash from operating activities was $167.9 million in the year ended March 31, 1997, compared to $155.7 million in the year ended March 31, 1996 and $126.2 million in the year ended
March 31, 1995. The Company's control over the growth of working capital contributed to the increase.

	Purchases of property and equipment were $93.9 million in fiscal 1997, $110.5 million in fiscal 1996, and $77.3 million in fiscal 1995. Expenditures for fiscal 1995 included approximately
$8.1 million for the purchase of property and construction of the new research laboratory adjacent to the Myrtle Beach production facility and corporate headquarters. The remaining expenditures for fiscal 1995 and virtually all expenditures for fiscal 1997 and 1996 were for expanding the production capabilities of the ceramic and tantalum surface-mount and advanced product lines. The Company's carrying value of its equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. The Company expects to construct facilities and purchase equipment totaling approximately $110 to $130 million to increase production capacity in fiscal 1998.

	Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company borrowed deutschmarks under various bank agreements. These borrowings were used for working capital requirements and to repay an intercompany loan with AVX in the United States and other outstanding obligations. In fiscal 1997, 1996 and 1995, dividends of $19.4 million, $19.4 million and $26.2 million, respectively, were paid to stockholders.

	In August 1995, the Company completed an initial public offering of 2,200,000 shares of common stock at a price of $25.50 per share resulting in proceeds (net of underwriting commissions and offering costs) of $52.9 million. The proceeds were used for general corporate purposes, including capital expenditures and working capital.

	The Company has established reserves in the three years ended
March 31, 1997 for its projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of these periods.

	Based on the financial condition of the Company as of March 31, 1997, the Company believes that cash expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research and development expenses and any dividends to be paid for the foreseeable future.

	Foreign Currency

	The Company's European sales generally are denominated in local currencies whereas those in North America and Asia generally are denominated in U.S. dollars. Approximately one quarter of the Company's revenues are generated in Europe. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Latin
America. As a result, fluctuations in currency exchange rates affect the Company's results and cash flow. In order to minimize the effect of movements in currency exchange rates, the Company periodically enters into forward exchange contracts to hedge existing and anticipated external and intercompany foreign currency transactions. Currency exchange gains and losses have been immaterial during the three years ended March 31, 1997.
The Company also enters into forward delivery contracts for certain precious metals used in its production processes. The
Company does not hold or issue derivative financial instruments for speculative purposes.

	New Accounting Standards

	Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation", allows companies to record compensation cost for stock-based compensation plans at fair value or provide pro forma disclosures. The Company has chosen to continue to account for stock-based compensation using the method whereby compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of". The adoption did not materially affect the Company's financial condition or results of operations.

	In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No.
128("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 earlier, the adoption would not have impacted diluted or primary earnings per share.

	Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995

	This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 1998, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and capital expenditures. There may also be other statements of exceptions, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Item 8. Financial Statements and Supplementary Data

	The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

	Consolidated Balance Sheets, March 31, 1997 and 1996                  F-15
	Consolidated Statements of Income, Years Ended March 31, 1997,
 	1996 and 1995                                                        F-16
	Consolidated Statements of Stockholders' Equity, Years Ended
 	March 31, 1997,1996 and 1995                                         F-17
	Consolidated Statements of Cash Flows, Years Ended March 31,
	 1997, 1996 and 1995                                                  F-18
	Notes to Consolidated Financial Statements                            F-19
	Report of Independent Accountants                                     F-30

All financial schedules are omitted because of the abscence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial

Disclosure
	     None.

				      PART III
	Information with respect to Items 10, 11, 12 and 13 on Form
10-K is set forth in the Company's definitive proxy statement filed with the Commission in June 1997.

				      PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K
	(a) Financial Statements and Financial Statement Schedules -
	    See Index to Consolidated Financial Statements at Item 8 of this report.

	(b) Reports on Form 8-K
	    None.

	(c) Exhibits:


Documents Incorporated by Reference from Form S-1 Registration
Statement No. 33-94310 filed in August, 1995:

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

Documents Submitted Herewith:
	10.8  Directors Deferred Compensation Plan
	21.1  Subsidiaries of the Registrant
	23.1  Consent of Coopers & Lybrand L.L.P.
	24.1  Power of Attorney

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		 AVX Corporation
	by:   /s/ Donald B. Christiansen
		  ----------------------
		  DONALD B. CHRISTIANSEN

		  Dated: June 9, 1997

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature                          Title
	Kazuo Inamori                   Chairman of the Board and Director
	Benedict P. Rosen               President and Chief Executive
					Officer and Director
	John S. Gilbertson              Executive Vice President and
					Chief Operating Officer
					and Corporate Secretary and Director
	Donald B. Christiansen          Vice President of Finance,
					Chief Financial Officer and
					Treasurer and Director
	Marshall D. Butler              Director
	Carroll A. Campbell             Director
	Richard Tressler                Director
	Kensuke Itoh                    Director
	Rodney N. Lanthorne             Director
	Masato Takeda                   Director
	Masahiro Umemura                Director
	Masahiro Yamamoto               Director
	Yuzo Yamamura                   Director

	By:   /s/ Donald B. Christiansen
   		  -----------------------
		      DONALD B. CHRISTIANSEN, Attorney-in-Fact

	June 9, 1997
                                       14

