Form 10-Q
period 1997-06-30
AVX CORP /DE
filed 1997-07-31
CIK 859163

		       SECURITIES AND EXCHANGE COMMISSION
        			    Washington, DC 20549
				           --------------------
                     Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

  For the quarterly period ended June 30, 1997.

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	 For the transition period from __________ to __________

                       -------------------------------
                     	 Commission file number  1-10431
                       -------------------------------

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

       Yes   X           No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                      Outstanding at July 25, 1997
       -----                                      ----------------------------
       Common Stock, par value $0.01 per share                88,036,250



                       			       AVX CORPORATION

                                				   INDEX
                                       -----

                                                   							    Page Number
                                                              -----------
PART I: Financial Information

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1997 and
        March 31, 1997                                                   1

        Consolidated Statements of Income for the three months
        ended June 30,1997 and 1996                                      2

       	Consolidated Statements of Cash Flows for the three months
        ended June 30, 1997 and 1996                                     3

        Notes to Consolidated Financial Statements                      4-5

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II: Other Information

        Signatures

      	 Exhibits

		                    	AVX CORPORATION AND SUBSIDIARIES
			                      CONSOLIDATED BALANCE SHEETS
		                (dollars in thousands, except share data)


                                  					      June 30, 1997       March 31, 1997
					                                          (unaudited)
                                             -------------       -------------
Current assets:

   Cash and cash equivalents                       $217,308           $188,574
   Accounts receivable, net                         147,663            155,358
   Inventories                                      257,527            247,895
   Deferred income taxes                             21,145             21,145
   Other receivables - affiliates                     4,148              3,131
   Prepaid and other                                 22,961             22,365
                                                   --------           --------
	  Total current assets                             670,752            638,468
                                                   --------           --------
Property and equipment:

   Land                                              10,138             10,028
   Buildings and improvements                       114,341            113,614
   Machinery and equipment                          604,220            588,880
   Construction in progress                          42,830             34,040
                                                   --------           --------
                                          						    771,529            746,562
Accumulated depreciation                           (496,095)          (474,970)
                                                   --------           --------
						                                              275,434            271,592
Goodwill, net                                        34,712             34,913
Other assets                                         10,316              4,334
                                                   --------           --------
      TOTAL ASSETS                                 $991,214           $949,307
                                                   ========           ========
Current liabilities:
   Short-term bank debt                            $  9,560           $ 12,216
   Current maturities of long-term debt               2,202              1,362
   Accounts payable:
	    Trade                                           43,625              39,399
	    Affiliates                                      33,775              38,621
  Income taxes payable                               39,952              25,405
  Accrued payroll and benefits                       29,596              34,328
  Accrued expenses                                   33,254              30,465
                                                   --------           ---------
	 Total current liabilities                         191,964             181,796
                                                   --------           ---------
Long-term debt                                       11,863              12,170
Deferred income taxes                                11,563              12,190
Other liabilities                                    11,833              11,182
                                                   --------            --------
		   TOTAL LIABILITIES                              227,223             217,338
                                                   --------            --------
Contingencies (Note 4)

Stockholders' equity:
  Preferred stock, par value $0.01 per share:
    Authorized, 20,000,000 shares; None issued
    or outstanding
  Common stock, par value $0.01 per share:
    Authorized, 300,000,000 shares;
   88,000,000 shares issued and outstanding            880                  880
 Additional paid-in capital                        319,909              319,909
 Retained earnings                                 438,558              408,904
 Foreign currency translation adjustment             4,644                2,276
                                                  --------             --------
  TOTAL STOCKHOLDERS' EQUITY                       763,991              731,969
                                                  --------             --------
  TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY       $991,214             $949,307
                                                  ========             ========

<FN1>     See accompanying notes to consolidated financial statements.

                  				AVX CORPORATION AND SUBSIDIARIES
			             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
			               (dollars in thousands, except share data)

                                          				   Three Months ended June 30,

		                                           			 1997                    1996
 			                                          -------------------------------

Net sales                                     $  313,807            $ 268,211
Cost of sales                                    235,727              194,925
                                                 -------              -------
 Gross profit                                     78,080               73,286

Selling, general and administrative expenses      28,408               26,817
                                                 -------              -------
Profit from operations                            49,672               46,469

Other income (expense):
Interest income                                    2,941                1,537
 Interest expense                                   (511)                (503)
  Other, net                                          (8)                 287
                                                 -------              -------
Income before income taxes                        52,094               47,790
Provision for income taxes                        17,159               15,323
                                                 -------              -------
Net income                                    $   34,935            $  32,467
                                                 =======              =======
Amounts per share:

  Income per share                            $     0.40            $   0.37
  Dividends declared                          $     0.06            $  0.055

  Weighted average number of common shares
  outstanding                                 88,000,000            88,000,000


<FN1>             	See accompanying notes to consolidated financial statements.

                            				AVX CORPORATION AND SUBSIDIARIES
		     	               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
				                                 (dollars in thousands)

                                          				    Three Months Ended June 30,

                                           				    1997                  1996
                                                  ---------------------------
  Operating Activities:
   Net Income                                       $ 34,935         $ 32,467
   Adjustments to reconcile net income
   to net cash from operating activities:
   Depreciation and amortization                      20,769           18,930
   Deferred income taxes                                (665)          (2,235)
  Changes in operating assets and liabilities:
	Accounts receivable                                   1,693            9,569
	Inventories                                          (8,240)         (26,329)
	Accounts payable and accrued expenses                (3,624)          (6,525)
	Income taxes payable                                 14,200           10,979
	Other assets and liabilities                          5,797           (6,515)
                                                     -------          -------
Net cash from operating activities                    64,865           30,341
Investing Activities:
  Purchases of property and equipment                (25,368)         (31,854)
  Equity investment                                   (5,300)
  Other                                                                     5
  Net cash used in investing activities              (30,668)         (31,849)

Financing Activities:
 Repayment of debt                                       (43)          (2,724)
 Dividends paid                                       (5,281)          (4,840)
 Proceeds from issuance of debt                                           405
                                                    ---------         --------
 Net cash from (used in) financing activities         (5,324)          (7,159)
                                                    ---------         --------
 Effect of exchange rate changes on cash                (139)              73
                                                    ---------         --------
Increase (decrease) in cash and cash
equivalents                                           28,734           (8,594)

Cash and cash equivalents at beginning of period     188,574           131,601
                                                    ---------         ---------
Cash and cash equivalents at end of period          $217,308          $123,007
                                                    =========         =========

<FN1>	            See accompanying notes to consolidated financial statements.

                 			       AVX CORPORATION AND SUBSIDIARIES
			                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                    (dollars in thousands, except share data)


1.  Basis of presentation:

     The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1997.

2. Accounts Receivable:

     Accounts receivable consisted of:
						                                          June 30,           March 31,
			                                        			    1997               1997

     Trade                                      $ 172,752          $ 173,414
     Less, allowances for doubtful accounts,
     sales returns, distributor adjustments
     and discounts                                (25,089)           (18,056)
                                                  --------           -------
					                                          	$ 147,663          $ 155,358

3. Inventories:

     Inventories consisted of:
 		                                          			  June 30,           March 31,
						                                              1997               1997


       Finished goods                            $  84,000          $   83,711
       Work in process                              98,935              89,146
       Raw material and supplies                    74,592              75,038
                                                   -------             -------
                                          						 $ 257,527          $  247,895

				                           AVX CORPORATION AND SUBSIDIARIES
             		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4.            Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $4,800 at June 30, 1997 and management believes that it has adequate reserves with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

5. New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 for the periods presented, the adoption would not have impacted diluted or primary earnings per share.

6. Subsequent Event

On July 18, 1997, the Company declared a $0.06 dividend per share of common stock with respect to the quarter ended June 30,1997, payable on August 11, 1997.

                    			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 		                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------
Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996
--------------------------------------------------------------------------
   Net sales in the three months ended June 30, 1997 increased 17% to $313.8 million from $268.2 million in the three months ended June 30, 1996. The increase was attributable to a combination of factors, including the growth of ceramic and tantalum products, particularly surface mount capacitors and advanced products.

   Gross profit in the three months ended June 30, 1997 increased 6.5% to $78.1 million (24.9% of net sales) from $73.3 million (27.3% of net sales) in the three months ended June 30, 1996. The decrease in gross profit as a percentage of net sales can be attributed to a decline in selling prices, offset in part by the strength of advanced products, and improvements in manufacturing efficiencies coupled with higher through-put in the factories.

   Selling, general and administrative expenses in the three months ended June 30, 1997 were $28.4 million (9.1% of net sales) compared with $26.8 million (10.0% of net sales) in the three months ended June 30, 1996. Selling, general and administrative expenses, as a percentage of sales, declined 0.9% (9.1% vs. 10.0%). The decrease is attributed to the benefit of higher sales and the Company's ongoing cost containment programs, offset in part by higher research and development spending.


    As a result of the above factors, profit from operations in the three months ended June 30, 1997 increased 6.9% to $49.7 million from $46.5 million in the three months ended June 30, 1996.


  For the reasons set forth above and higher interest income on invested cash, net income in the three months ended June 30, 1997 increased 7.6% to $34.9 million (11.1% of net sales) from $32.5 million (12.1% of net sales) in the three months ended June 30, 1996.


  Liquidity and Capital Resources
----------------------------------
   The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 1997, the Company had a current ratio of 3.5 to 1, $217.3 million of cash and cash equivalents, $764 million of stockholders' equity and an insignificant amount of long-term debt.

   Net cash from operating activities was $64.9 million in the three months ended June 30, 1997 compared to $30.3 million in the three months ended June 30, 1996. The increase is attributable to the higher inventory levels at June 30,1996 which was due to the softening in the demand of the electronic component industry as customers reduced their level of inventory and suppliers reduced lead their lead times.

   Purchases of property and equipment were $25.4 million in the three month period ended June 30, 1997 and $31.9 million in the three month period ended June 30, 1996. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe. During the three months ended June 30, 1997, the Company purchased for $5.3 million, a minority interest in an electronics research company.

   Based on the financial condition of the Company as of June 30, 1997, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses and any dividends to be paid in the foreseeable future.

   Certain statements contained above may be "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events, results, and/or timing may differ from the events, results and /or timing as projected, estimated, or described above.

Part II:  Other Information

Item 1.  Legal Proceedings.
None.

Item 2.  Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   The Company held its Annual Meeting of Stockholders on July 17, 1997 for the purpose of electing a board of directors, amending the 1995 Stock Option Plan, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:
All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

				                        Shares                           Shares
				                        Voted           Shares             Not
                    				    "For"         "Withheld"          Voted
                           ----------     ----------         ---------
	Benedict P. Rosen         83,548,714        417,345         4,033,941
	John S. Gilbertson        83,547,892        418,167         4,033,941
	Donald B. Christiansen    83,548,903        417,156         4,033,941
	Marshall D. Butler        83,542,059        424,000         4,033,941
	Carrol A. Campbell, Jr.   83,794,096        171,963         4,033,941
	Kensuke Itoh              83,548,813        417,246         4,033,941
	Rodney N. Lanthorne       83,549,914        416,145         4,033,941
	Kazuo Inamori             83,546,413        419,646         4,033,941
	Richard Tressler          83,799,204        166,855         4,033,941
	Mashiro Umemura           83,549,213        416,846         4,033,941
	Mashiro Yamamoto          82,961,605      1,004,454         4,033,941
	Yuzo Yamamura             82,962,205      1,003,854         4,033,941
	Michihisa Yamamoto        83,464,703        501,356         4,033,941

Proposal 2:

Amendment to the 1995 Stock Option Plan to (a) increase the number of shares that may be issued under the plan by 1,100,000 and (b) modify the 300,000 share limit on the stock options that may be granted to any one individual to apply to grants in any five-year period was approved with the following vote:


		   Shares      Shares                       Shares
		   voted       voted           Shares        not
		   "For"      "Against"       "Withheld      Voted
  -----------    --------       ---------     ---------
		 83,097,244     782,258         86,557      4,033,941


Proposal 3:
The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was approved with the following vote:

	 	Shares          Shares                       Shares
		 voted           voted           Shares         not
   	"For"         "Against"       "Withheld"     Voted
  ----------      ---------       ----------    ---------
  83,889,621        31,831          44,607      4,033,941

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

None.

(b)  Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 1997                              AVX Corporation


                                   						   /s/ Donald B. Christiansen
                                           ----------------------------
            						                             Donald B. Christiansen

           					                          Senior Vice President of Finance,
					                                           Chief Financial Officer,
					                                                and Treasurer