Form 10-Q
period 1997-09-30
AVX CORP /DE
filed 1997-11-12
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

	                    	Washington, DC 20549
                               ---------------------
                                      Form 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1997.

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

		For the transition period from __________ to __________

                            --------------------------------
			     Commission file number  1-10431
                             -------------------------------

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

         	Yes   X           No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                      Outstanding at November 7, 1997
    -----                                      -------------------------------
    Common Stock, par value $0.01 per share            88,181,000

                            	AVX CORPORATION

                                     INDEX
                                   ---------
	                                                          Page Number
                                                                  -----------

PART I:  Financial Information

ITEM 1. Financial Statements

	Consolidated Balance Sheets as of September 30, 1997 and
	March 31, 1997                                                        1

	Consolidated Statements of Income for the three months
	ended September 30, 1997 and 1996 and for the six months ended
	September 30, 1997 and 1996                                           2

	Consolidated Statements of Cash Flows for the six months ended
	September 30, 1997 and 1996                                           3

	Notes to Consolidated Financial Statements                           4-5


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II: Other Information

	 Signatures

	  Exhibits

			                     	AVX CORPORATION AND SUBSIDIARIES
		                                    CONSOLIDATED BALANCE SHEETS
          			              (dollars in thousands, except share data)


	   			         September 30, 1997      March 31, 1997
				              (unaudited)
                                            ---------------      -------------
 Current assets:

   Cash and cash equivalents                       $220,588           $188,574
   Accounts receivable, net                         152,263            155,358
   Inventories                                      285,529            247,895
   Deferred income taxes                             21,145             21,145
   Other receivables - affiliate                      4,783              3,131
   Prepaid and other                                 21,418             22,365
                                                 ----------          ---------
       Total current assets                         705,726            638,468
                                                 ----------          ---------
 Property and equipment:

   Land                                              10,077             10,028
   Buildings and improvements                       118,172            113,614
   Machinery and equipment                          618,157            588,880
   Construction in progress                          41,978             34,040
                                                 ----------          ---------
                                                    788,384            746,562
   Accumulated depreciation                        (512,952)          (474,970)
                                                 ----------          ---------
                                                    275,432            271,592
   Goodwill, net                                     33,993             34,913
   Other assets                                      10,662              4,334
	                                         ----------           --------
  TOTAL ASSETS                                   $1,025,813           $949,307
                                                 ==========           ========
 Current liabilities:
   Short-term debt - bank                        $   10,230           $ 12,216
   Current maturities of long-term debt               1,307              1,362
   Accounts payable:
	    Trade                                    44,948             39,399
	    Affiliates                               43,374             38,621
   Income taxes payable                              26,740             25,405
   Accrued payroll and benefits                      36,601             34,328
   Accrued expenses                                  35,114             30,465
	                                          ---------           --------
    Total current liabilities                       198,314            181,796
                                                  ---------           --------
  Long-term debt                                     11,594             12,170
  Deferred income taxes                              10,431             12,190
  Other liabilities                                  11,581             11,182
                                                  ---------           --------
 	TOTAL LIABILITIES                           231,920            217,338
                                                  ---------           --------
 Contingencies (Note 4)

 Stockholders' equity:
  Preferred stock, par value $0.01 per share:
   Authorized, 20,000,000 shares; None issued
   or outstanding
 Common stock, par value $0.01 per share:
   Authorized, 300,000,000 shares;
   88,166,000 and 88,000,000 issued and
   outstanding at September 30, and
   March 31, 1997, respectively                         882                880
 Additional paid-in capital                         324,632            319,909
 Retained earnings                                  470,006            408,904
 Foreign currency translation adjustment             (1,627)             2,276
                                                 ----------           --------
   TOTAL STOCKHOLDERS' EQUITY                       793,893            731,969
                                                 ----------           --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,025,813           $949,307
                                                 ==========           ========

             See accompanying notes to consolidated financial statements.




               		           	AVX CORPORATION AND SUBSIDIARIES
	         	       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
		                 (dollars in thousands, except share data)




                              Three Months ended         Six Months ended
                                 September 30,             September 30,
                              1997          1996         1997        1996
                              ------------------         ----------------

Net sales                     $329,224    $267,909      $643,031     $536,120
Cost of sales                  249,906     202,114       485,633      397,039
                              --------    --------      --------     --------
    Gross profit                79,318      65,795       157,398      139,081
                              --------     --------      --------     --------
Selling, general, and
administrative expenses         28,533      25,919        56,941       52,736

Profit from operations          50,785      39,876       100,457       86,345
                               -------    --------      --------      -------
Other income (expense):
    Interest income              2,949       1,731         5,890        3,268
    Interest expense              (447)       (503)         (958)      (1,006)
    Other, net                     723         257           715          544
                               -------    --------      --------      -------
Income before income taxes      54,010      41,361       106,104       89,151
Provision for income taxes      17,280      13,208        34,439       28,531
                               -------     -------      --------      -------
Net income                     $36,730     $28,153       $71,665      $60,620
                               =======     =======      ========      =======

Income per share               $  0.41     $  0.32       $  0.81      $  0.69
                               =======     =======       =======      =======
Dividends Declared             $  0.06     $ 0.055       $  0.12      $  0.11
                               =======     =======       =======      =======
Weighted average number
of common shares
outstanding                 88,074,596    88,000,000    88,037,502   88,000,000

                 See accompanying notes to consolidated financial statements.



			                      AVX CORPORATION AND SUBSIDIARIES
		                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     				                   (dollars in thousands)



                                	    	Six Months Ended September 30,
                                                -----------------------------

                                                      1997             1996
                                                    --------         -------
 Operating Activities:
    Net income                                        $71,665         $60,620
    Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                      41,983          37,553
    Deferred income taxes                              (1,759)         (3,156)
    Changes in operating assets and
     liabilities:
	Accounts receivable                            (3,230)          8,173
 Inventories                                          (38,161)        (26,222)
	Accounts payable and accrued expenses          17,196         (15,338)
	Income taxes payable                            2,043           1,753
	Other assets and liabilities                    6,569             (65)
                                                      -------         -------
    Net cash from operating activities                 96,306          63,318
                                                      -------         -------
    Investing Activities:
    Purchases of property and equipment               (52,461)        (53,144)
    Equity investments                                 (5,300)
    Other                                                  67               7
                                                      -------         -------
    Net cash used in investing activities             (57,694)        (53,137)
                                                      -------         -------
    Financing Activities:
    Repayment of debt                                     (84)         (3,523)
    Dividends paid                                    (10,563)         (9,680)
    Proceeds from issuance of debt                                         65
    Proceeds from issuance of common stock              4,036
                                                       ------        --------
    Net cash from (used in) financing
          activities                                   (6,611)        (13,138)
                                                       ------        --------
 Effect of exchange rate changes on cash                   13             127
                                                      -------        --------
 Increase (decrease)  in cash and cash equivalents     32,014          (2,830)
 Cash and cash equivalents at beginning of period     188,574         131,601
                                                     --------        --------
 Cash and cash equivalents at end of period          $220,588        $128,771
                                                     ========        ========

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


2. Accounts Receivable:

     Accounts receivable consisted of:

                                             September 30,          March 31,
                                                  1997                1997
                                              -----------           --------
     Trade                                      $176,572            $173,414
     Less, allowance for doubtful accounts,
     sales returns, distributor adjustments
     and discounts                               (24,309)            (18,056)
                                                --------            --------
                                               	$152,263            $155,358
                                                ========            ========
3. Inventories:

Inventories consisted of:
                                             September 30,           March 31,
                                                  1997                 1997
                                              -----------           ---------
    Finished goods                              $ 96,791             $ 83,711
    Work in process                              106,046               89,146
    Raw materials and supplies                    82,692               75,038
                                                --------             --------
                                                $285,529             $247,895
                                                ========             ========

                   			AVX CORPORATION AND SUBSIDIARIES
	               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $4,700 at September 30, 1997 and management believes that it has adequate reserves with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.

5. New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 for the periods presented, the adoption would not have materially impacted reported earnings per share.

6.      Subsequent Event


On October 9, 1997, the Company declared a $0.06 dividend per share of common stock with respect to the quarter ended September 30, 1997, payable on November 10, 1997.

                       			AVX CORPORATION AND SUBSIDIARIES
		                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------
Three Months Ended September 30, 1997 Compared to Three Months Ended
-------------------------------------------------------------------
September 30, 1996
-----------------
     Net sales in the three months ended September 30, 1997 increased 22.9% to $329.2 million from $267.9 million in the three months ended
September 30, 1996. The increase was attributable to continued growth in both ceramic and tantalum products, particularly surface mount capacitors and advanced products. In addition, reported U.S. dollar sales were negatively impacted by the strengthening of the U.S. dollar against certain European currencies.

     Gross profit in the three months ended September 30, 1997 increased 20.1% to $79.3 million (24.1% of net sales) from $65.8 million (24.6% of net sales) in the three months ended September 30, 1996. The decrease in gross profit as a percentage of net sales can be attributed to a combination of factors. Results for the quarter were negatively impacted by (a) a temporary halt in production in the Czech Republic facility as a result of floods, (b) the continuation of the trend toward lower average selling prices, and (c) an increase in palladium prices, a raw material currently used in the manufacture of certain surface mount ceramic capacitors. However, the effect of these decreases was offset in part by the strength of advanced products, improvements in manufacturing efficiencies, and higher through-put in the factories.

     Selling, general and administrative expenses in the three months ended September 30, 1997 increased to $28.5 million (8.7% of net sales) from $25.9 million (9.7% of net sales) in the three months ended September 30, 1996. Selling, general and administrative expenses, as a percent of sales, declined 1.0% (8.7% vs. 9.7%). The decrease is attributable to the benefit of higher sales and the Company's ongoing cost containment programs, offset somewhat by higher research and development spending.

     As the strengthening of the U.S. dollar served to reduce reported sales, it also reduced certain manufacturing cost incurred in the European facilities, therefore the net impact on earnings was not material.

     As a result of the above factors, profit from operations in the three months ended September 30, 1997 increased 27.4% to $50.8 million from $39.9 million in the three months ended September 30, 1996.

     For the reasons set forth above, higher interest income on invested cash and a $900 thousand dividend from a nonmarketable equity investment, net income in the three months ended September 30, 1997 increased 30.5% to $36.7 million (11.2% of net sales) from $28.2 million (10.5% of net sales) in the three months ended September 30, 1996.


Six Months Ended September 30, 1997 Compared to Six Months Ended
----------------------------------------------------------------
September 30, 1996
------------------

     Net sales in the six months ended September 30, 1997 increased 19.9% to $643.0 million from $536.1 million in the six months ended
September 30, 1996. The increase was attributable to continued growth in both ceramic and tantalum products, particularly surface mount capacitors and advanced products. In addition, reported U.S. dollar sales were negatively impacted by the strengthening of the U.S. dollar against certain European currencies.

    Gross profit in the six months ended September 30, 1997 increased 13.1% to $157.4 million (24.5% of net sales) from $139.1 million (25.9% of net sales) in the six months ended September 30, 1996. The decrease in gross profit as a percentage of net sales can be attributed to a combination of factors. Results for the six months ended September 30, 1997 were negatively impacted by (a) a temporary halt in the Czech Republic facility as a result of floods, (b) the continuation of the trend toward lower average selling prices, and (c) an increase in palladium prices. However, the effect of these decreases was offset in part by the strength of advanced products, improvements in manufacturing efficiencies, and higher through-put in the factories.

     Selling, general and administrative expenses in the six months ended September 30, 1997 were $56.9 million (8.9% of net sales) compared with $52.7 million (9.8% of net sales) in the six months ended September 30, 1996. Selling, general, and administrative expenses as a percent of sales, declined 0.9% (8.9% vs. 9.8%). The decrease is attributable to the benefit of higher sales and the Company's ongoing cost containment programs, offset somewhat by higher research and development spending.

     As the strengthening of the U.S. dollar served to reduce reported sales, it also reduced certain manufacturing cost incurred in the European facilities, therefore the net impact on earnings was not material.

    As a result of the above factors, profit from operations in the six months ended September 30, 1997 increased 16.3% to $100.5 million from $86.3 million in the six months ended September 30, 1996.

    For the reasons set forth above, higher interest income on invested cash and a $900 thousand dividend from a nonmarketable equity investment, net income in six months ended September 30, 1997 increased 18.2% to $71.7 million (11.1% of net sales) from $60.6 million (11.3% of net sales) in the six months ended September 30, 1996.


               		     	Liquidity and Capital Resources
                                -------------------------------
     The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 1997, the Company had a current ratio of 3.6 to 1, $220.6 million of cash and cash equivalents, $793.9 million of stockholders' equity and an insignificant amount of long-term debt.

     Net cash from operating activities was $96.3 million in the six months ended September 30, 1997 compared to $63.3 million in the six months ended September 30, 1996. Higher earnings before depreciation and amortization coupled with the Company's control over the growth of working capital contributed to the increase.

     Purchases of property and equipment were $52.5 million in the six month period ended September 30, 1997 and $53.1 million in the six month period ended September 30, 1996. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

    During the six month period ended September 30, 1997 the Company invested $5.3 million in a research and development company (Electro-Chemical Research Ltd. "ECR"). ECR has developed and patented the technology for high capacity electrical storage device.

     The Company generated $4.0 million of cash during the six months ended September 30, 1997 from the issuance of common stock in connection with various stock option plans.


     Based on the financial condition of the Company as of September 30, 1997, management believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.


      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS 128 is required to be adopted by the Company for periods ending after December 15, 1997. Had the Company been required to adopt SFAS 128 for the periods presented, the adoption would not have materially impacted reported earnings per share.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 1998, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the information or statements.

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


Date:  November 7, 1997


							   AVX Corporation
						    /s/ Donald B. Christiansen
                                             	---------------------------
                                                        Donald B. Christiansen
						      Chief Financial Officer,
						      Senior Vice President and
							     Treasurer