Form 10-Q
period 1997-12-31
AVX CORP /DE
filed 1998-02-10
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------
                                   Form 10-Q





  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1997.

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

              	Yes   X           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                     Outstanding at January 30, 1998
-----                                     -------------------------------

Common Stock, par value $0.01 per share               88,183,500

                            AVX CORPORATION
                                INDEX
                              ---------




                                                                  Page Number
                                                                  -----------

  PART I:  Financial Information

  ITEM 1.  Financial Statements

     	Consolidated Balance Sheets as of December 31, 1997 and
     	March 31, 1997                                                    1

     	Consolidated Statements of Income for the three months
        ended December 31,1997 and 1996 and for the nine months
        ended December 31, 1997 and 1996                                  2

        Consolidated Statements of Cash Flows for the nine months ended
        December 31, 1997 and 1996                                        3

    	Notes to Consolidated Financial Statements                       4-5

  ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

  PART II: Other Information
   Signatures

   Exhibits

                                       AVX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (dollars in thousands, except share data)


                                  	December 31, 1997    March 31, 1997
                                             (unaudited)
                                           --------------     --------------
 Current assets:

   Cash and cash equivalents                      $195,637         $188,574
   Accounts receivable, net                        144,077          155,358
   Inventories                                     324,410          247,895
   Deferred income taxes                            21,145           21,145
   Other receivables - affiliate                     4,534            3,131
   Prepaid and other                                30,363           22,365
                                                ----------          -------
       Total current assets                        720,166          638,468

 Property and equipment:
   Land                                             10,106           10,028
   Buildings and improvements                      121,012          113,614
   Machinery and equipment                         645,167          588,880
   Construction in progress                         39,861           34,040
                                                ----------          -------
						   816,146          746,562
   Accumulated depreciation                       (538,697)        (474,970)
                                                ----------          -------
						   277,449          271,592
   Goodwill, net                                    33,890           34,913
   Other assets                                     10,813            4,334
                                                ----------         --------
 TOTAL ASSETS                                   $1,042,318         $949,307
                                                ==========         ========

 Current liabilities:
   Short-term bank debt                         $   10,152         $ 12,216
   Current maturities of long-term debt              1,297            1,362
   Accounts payable:
	    Trade                                   36,155           39,399
	    Affiliates                              39,165           38,621
   Income taxes payable                             26,010           25,405
   Accrued payroll and benefits                     38,035           34,328
   Accrued expenses                                 32,190           30,465
                                                 ---------          -------
 Total current liabilities                         183,004          181,796

 Long-term debt                                     11,463           12,170
 Deferred income taxes                              10,627           12,190
 Other liabilities                                  12,006           11,182
                                                 ---------          -------
      TOTAL LIABILITIES                            217,100          217,338
                                                 ---------          -------

 Contingencies (Note 4)

 Stockholders' equity:
 Preferred stock, par value $0.01 per share:
   Authorized, 20,000,000 shares; none
   issued or outstanding
 Common stock, par value $0.01 per share:
   Authorized, 300,000,000 shares;
   88,183,500 and 88,000,000 shares issued
   and outstanding at December 31, and
   March 31, 1997 respectively                         882              880
 Additional paid-in capital                        325,012          319,909
 Retained earnings                                 498,045          408,904
 Foreign currency translation adjustment             1,279            2,276
                                                ----------         --------
  TOTAL STOCKHOLDERS' EQUITY                       825,218          731,969
                                                ----------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,042,318         $949,307
                                                ==========         ========

               See accompanying notes to consolidated financial statements.


                                 AVX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (dollars in thousands, except share data)



                              Three Months ended         Nine Months ended
                                December 31,              December 31,
                              1997          1996        1997          1996
                             -------------------      --------------------
 Net sales                      $319,651    $289,574    $962,682    $825,694
 Cost of sales                   245,478     224,941     731,111     621,980
                                 -------     -------     -------     -------
     Gross profit                 74,173      64,633     231,571     203,714
                                 -------     -------     -------     -------
 Selling, general, and
 administrative expenses          27,727      22,253      84,668      74,989
                                 -------     -------     -------     -------
 Profit from operations           46,446      42,380     146,903     128,725

 Other income (expense):
      Interest income              2,858       1,900       8,748       5,168
      Interest expense              (480)       (497)     (1,438)     (1,503)
      Other, net                    (469)        444         246         988
                                 -------     -------    --------     -------
 Income before income taxes       48,355      44,227     154,459     133,378
 Provision for income taxes       15,026      14,176      49,465      42,707
                                 -------     -------    --------     -------
 Net income                      $33,329     $30,051    $104,994     $90,671
                                 =======     =======    ========     =======

 Basic and Diluted income
 per share                       $  0.38     $  0.34    $   1.19     $  1.03
                                 =======     =======    ========     =======
 Dividends Declared              $  0.06     $ 0.055    $   0.18     $ 0.165
                                 =======     =======    ========     =======
 Weighted average number
 of common shares
 outstanding (Basic)          88,180,892  88,000,000  88,085,471  88,000,000

    See accompanying notes to consolidated financial statements.

                                      AVX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (dollars in thousands)


                 	                         Nine Months Ended December 31,
                                                  -----------------------------
                                                        1997            1996
                                                     --------        --------
 Operating Activities:
    Net income                                       $104,994         $90,671
    Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                      64,896          59,241
    Deferred income taxes                              (1,563)         (3,158)
    Changes in operating assets and
    liabilities:
       Accounts receivable                              5,180           9,852
       Inventories                                    (74,160)         (8,196)
       Accounts payable and accrued expenses            2,722         (22,053)
	 Income taxes payable                             668           5,226
	 Other assets and liabilities                  (3,175)            744
                                                       ------         -------
    Net cash from operating activities                 99,562         132,327
                                                       ------         -------
Investing Activities:
   Purchases of property and equipment                (75,807)        (70,475)
    Equity investments                                 (5,300)
    Other                                                  67               2
                                                       ------          ------
 Net cash used in investing activities                (81,040)        (70,473)
                                                       ------          ------
 Financing Activities:
  Repayment of debt                                      (127)         (3,523)
  Dividends paid                                      (15,853)        (14,520)
  Proceeds from issuance of debt                                           65
 Proceeds from issuance of common stock                 4,482
                                                     --------        --------
 Net cash from (used in) financing activities         (11,498)        (17,978)
                                                     --------        --------
 Effect of exchange rate changes on cash                   39             426
                                                     --------        --------
 Increase (decrease) in cash and cash equivalents       7,063          44,302
 Cash and cash equivalents at beginning of period     188,574         131,601
                                                     --------        --------
 Cash and cash equivalents at end of period          $195,637        $175,903
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


 2. Accounts Receivable:

     Accounts receivable consisted of:

	                                   December 31,          March 31,
                                                 1997               1997
                                             ---------          --------


     Trade                                    $169,642          $173,414
     Less, allowance for doubtful accounts,
     sales returns, distributor adjustments
     and discounts                             (25,565)          (18,056)
                                              --------	         --------
					      $144,077          $155,358
                                              ========          ========

3. Inventories:

     Inventories consisted of:

		                    	December 31,           March 31,
                                                 1997               1997
                                              --------         ---------


     Finished goods                           $111,494          $ 83,711
     Work in process                           111,884            89,146
     Raw materials and supplies                101,032            75,038
                                              --------          --------
					      $324,410          $247,895
                                              ========          ========

                          AVX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $4,600 at December 31, 1997 and management believes that it has adequate reserves with
respect to these matters.   Actual costs may vary from these estimated
reserves, but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.

5. New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosure of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will be required to adopt SFAS No. 131 for the year ended March 31, 1999. Currently, the Company is evaluating this standard and the timing of adoption and is uncertain as to the impact it will have on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 established standards for reporting and presenting comprehensive income and its components in a full set of general - purpose financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The adoption is not expected to have a material impact on the consolidated financial statements.

6. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"). The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption did not result in a difference between basic and diluted earnings per share for the periods presented.

Basic earnings per share are computed by dividing net income for the periods by the weighted average number of shares of common stock outstanding for the period which were 88,180,892 and 88,000,000 for the quarters end December 31, 1997 and 1996, respectively, and 88,085,471 and 88,000,000 for the nine months ended December 31, 1997 and 1996, respectively.

Diluted earnings per share has been calculated by dividing net income for the periods by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 88,284,467 and 88,063,387 for the quarters end December 31, 1997 and

              AVX CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

1996, respectively, and 88,282,588 and 88,027,944 for the nine months ended December 31, 1997 and 1996, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

7. Subsequent Event

On January 22, 1998, the Company declared a $0.06 dividend per share of common stock with respect to the quarter ended December
31, 1997, payable on February 11, 1998.

                        AVX CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------
Three Months Ended December 31, 1997 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1996
-----------------

    Net sales in the three months ended December 31, 1997 increased 10.4% to $319.7 million from $289.6 million in the three months ended December 31, 1996. The increase was attributable to continued growth in both ceramic and tantalum products, particularly surface mount capacitors and advanced products, and connector products. In addition, reported U.S. dollar sales were negatively impacted by the strengthening of the U.S. dollar against certain European currencies.

    Gross profit in the three months ended December 31, 1997 increased 14.8% to $74.2 million (23.2% of net sales) from $64.6 million (22.3% of net sales) in the three months ended December 31, 1996. The increase in gross profit as a percentage of net sales can be attributed to the growth of higher margin advanced products, improvements in manufacturing efficiencies, and higher through-put in the factories. These increases were offset in part by (a) the continuation of the trend toward lower average selling prices, and (b) an increase in palladium prices.

     Selling, general and administrative expenses in the three months ended December 31, 1997 increased to $27.7 million (8.7% of net sales) from $22.3 million (7.7% of net sales) in the three months ended December 31, 1996. During the quarter ended December 31, 1996, selling, general and administrative expenses were reduced by $4.0 million as a result of changes in estimates for environmental remediation and legal costs. Exclusive of the $4.0 million benefit in 1996, selling, general and administrative expenses in the current quarter, as a percentage of sales, declined .4% (8.7% vs. 9.1%). The decrease is attributable to the benefit of higher sales and the Company's ongoing cost containment programs, offset somewhat by higher research and development spending.

     As the strengthening of the U.S. dollar served to reduce reported sales, it also reduced certain manufacturing cost incurred in the European facilities, therefore the net impact on earnings was not material.

    As a result of the above factors, profit from operations in the three months ended December 31, 1997 increased 9.6% to $46.4 million from $42.4 million in the three months ended December 31, 1996.

    For the reasons set forth above, net income in the three months ended December 31, 1997 increased 10.9% to $33.3 million (10.4% of net sales) from $30.1 million (10.4% of net sales) in the three months ended December 31, 1996.

                   AVX CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION -(continued)

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
-----------------------------------------------------------------
December 31, 1996
----------------

     Net sales in the nine months ended December 31, 1997 increased 16.6% to $962.7 million from $825.7 million in the nine months ended December 31, 1996. The increase was primarily attributable to continued growth in both ceramic and tantalum products, particularly surface mount capacitors and advanced products. In addition, reported U.S. dollar sales were negatively impacted by the strengthening of the U.S. dollar against certain European currencies.

    Gross profit in the nine months ended December 31, 1997 increased 13.7% to $231.6 million (24.1% of net sales) from $203.7 million (24.7% of net sales) in the nine months ended December 31, 1996. The decrease in gross profit as a percentage of net sales can be attributed to a combination of factors.
Results for the nine months ended December 31, 1997 were negatively impacted by (a) a temporary halt in the Czech Republic facility as a result of floods,
(b) the continuation of the trend toward lower average selling prices, and
(c) an increase in palladium prices. However, the effect of these decreases was offset in part by the strength of advanced products, improvements in manufacturing efficiencies, and higher through-put in the factories.

    Selling, general and administrative expenses in the nine months ended December 31, 1997 were $84.7 million (8.8% of net sales) compared with $74.9 million (9.1% of net sales) in the nine months ended December 31, 1996. During the nine months ended December 31, 1996, selling, general and administrative expenses were reduced by $4.0 million as a result of changes in estimates for environmental remediation and legal costs. Exclusive of the $4.0 million benefit in 1996, selling, general and administrative expenses in the current period, as a percentage of sales, declined .7% (8.8% vs. 9.5%). The decrease is attributable to the benefit of higher sales and the Company's ongoing cost containment programs, offset somewhat by higher research and development spending.

    As the strengthening of the U.S. dollar served to reduce reported sales, it also reduced certain manufacturing cost incurred in the European facilities, therefore the net impact on earnings was not material.

    As a result of the above factors, profit from operations in the nine months ended December 31, 1997 increased 14.1% to $146.9 million from $128.7 million in the nine months ended December 31, 1996.

    For the reasons set forth above, higher interest income on invested cash and a $1.4 million dividend from a nonmarketable equity investment, net income in nine months ended December 31, 1997 increased 15.8% to $105.0 million (10.9% of net sales) from $90.7 million (11.0% of net sales) in the nine months ended December 31, 1996.

                     AVX CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION -(continued)

                      Liquidity and Capital Resources
                      -------------------------------
    The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 1997, the Company had a current ratio of 3.9 to 1, $195.6 million of cash and cash equivalents, $825.2 million of stockholders' equity and an insignificant amount of long-term debt.

    Net cash from operating activities was $99.6 million in the nine months ended December 31, 1997 compared to $132.3 million in the nine months ended December 31, 1996. Increases in working capital, particularly inventory, including the purchase of palladium at favorable prices, partially offset by higher income, contributed to the decrease.

    Purchases of property and equipment were $75.8 million in the nine month period ended December 31, 1997 and $70.5 million in the nine month period ended December 31, 1996. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

    During the nine month period ended December 31, 1997, the Company invested $5.3 million in a research and development company (Electro-Chemical Research Ltd. "ECR"). ECR has developed and patented the technology for high capacity electrical storage devices.

    The Company generated $4.5 million of cash during the nine months ended December 31, 1997 from the issuance of common stock in connection with various stock option plans.

     Based on the financial condition of the Company as of December 31, 1997, management believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.

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

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
None.

(b)  Reports on Form 8-K.
None.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the fundersigned thereunto duly authorized.



Date:  February 6, 1998




		                      	AVX Corporation



				     /s/ Donald B. Christiansen
                                       -------------------------
                                  	Donald B. Christiansen
                                  	Chief Financial Officer,
                                  	Senior Vice President and
                                  	Treasurer