Form 10-K
period 1998-03-31
AVX CORP /DE
filed 1998-06-11
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
			       WASHINGTON, D.C. 20549
				    Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE YEAR ENDED MARCH 31, 1998       Commission File No. 110431

			      AVX CORPORATION
	      (Exact Name of Registrant as Specified in its Charter)

		Delaware                            33-0379007
    (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             IdentificationNumber)

			   801 17th Avenue South
		     Myrtle Beach, South Carolina 29577
			      (843) 448-9411
     (address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class                           Name of Each Exchange
                                                  	On Which Registered
     Common Stock,                                 New York Stock Exchange
     $.01 par value per share

     Securities Registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of $19 1/16 on May 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $412,004,007.

     As of May 22, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 87,763,325 shares.

			DOCUMENTS INCORPORATED BY REFERENCE
There is incorporated by reference in Part III on this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on July 16, 1998.

<PAGE)

PART I
Item 1. Business
AVX Corporation (together with its consolidated subsidiaries,"AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. A substantial portion of the Company's passive electronic component sales are of ceramic and tantalum capacitors, both in "leaded" and "surface-mount" versions. Capacitors are used in virtually all electronic products to store, filter or regulate electric energy. The Company also manufactures and sells electronic connectors and distributes and sells certain passive components and connectors manufactured by Kyocera Corporation of Japan, a public company, ("Kyocera").

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

	The Company's executive offices are located in Myrtle Beach, South Carolina and its manufacturing facilities are located in North America, Latin America, Mexico, Europe and Asia.

Products
	AVX offers an extensive line of passive components, designed to provide its customers with "one-stop shopping" for substantially all of their passive component needs. Ceramic and tantalum capacitors accounted for approximately 57% of the Company's net sales in fiscal 1998.
Advanced products, which are designed and manufactured by the Company in cooperation with customers to meet the requirements of specific applications, represented about 15% of the Company's net sales in fiscal 1998.
Connectors accounted for approximately 9% of net sales and the remaining 19% of AVX's net sales in fiscal 1998 came from its sales of certain products manufactured by Kyocera, for which the Company has a non-exclusive license to distribute and sell everywhere in the world except Japan.

Capacitors
       AVX manufactures a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. The Company's strategic focus on the growing use of ceramic and tantalum capacitors is reflected in its investment during the past three years of approximately $273 million primarily to increase its capacitor manufacturing capacity. The Company believes that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

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

	Advanced Products

	To fill the needs of its customers, the Company's advanced products engineers work with certain customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits AVX, through its research and development activities, to make technological advances, provide the customer with a design solution to fit its needs, gain a marketing inroad with the customer with respect to AVX's complete product line and, in some cases,develop products that can be sold to additional customers in the future. AVX's advanced products division presently has significant ongoing projects with a variety of key customers in the computer, telecommunications, automotive and medical fields as well as some other new areas of use.

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

	Kyocera Products

       The Company's distribution and sale of certain Kyocera products throughout the world, except in Japan, broaden the Company's range of products and further facilitate its ability to offer "one-stop shopping" for its customers' electronic components needs. Kyocera's passive components sold by the Company include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators, connectors and piezo acoustic devices.

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

	Approximately 48%, 23% and 29% of the Company's net sales for fiscal 1998, were to customers in North America, Europe, and Asia, respectively. Financial information relating to geographic operations is set forth in Part IV, item 14(a), of this report. The Company's products are marketed worldwide by the Company's own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis, and independent electronic component distributors. The Company has regional sales personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. The Company believes that this combination of distribution channels provides a high level of market penetration and efficient coverage of its customers on a cost-effective basis.

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

	AVX had a backlog of orders of approximately $196 million at March 31, 1998, $240 million at March 31, 1997, and $250 million at March 31, 1996. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. The backlog reduction since March 31, 1996, reflects the reduction in delivery lead times which has decreased customers' long-term ordering patterns, such that orders are currently placed more on an as needed basis. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

Research, Development and Engineering

AVX's emphasis on research and
development is reflected by the fact that most of the Company's manufactured products and manufacturing processes have been designed and developed by its own engineers and scientists. The Company's 60,000 square-foot facility, dedicated entirely to pure research and development, in Myrtle Beach, South Carolina, provides centralized coordination of AVX's global research and development efforts. The Company also maintains significant research and development staffs at its facilities in Coleraine, Northern Ireland, Jerusalem, Israel, and Paignton, England.

	The Company's research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size, and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $36 million, $33 million and $30 million during fiscal 1998, 1997 and 1996, respectively.

	While AVX owns United States patents as well as corresponding patents in various other countries, and also has patent applications pending, its patents are not in the aggregate material to the successful operation of its business.

Public Offering

	From January 1990 through August 15, 1995, the Company was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 19,650,000 of the Company's common shares, and the Company sold an additional 2,200,000 common shares, in a public offering. As a result, Kyocera currently owns approximately 75% of the Company's common shares.

<PAGE 4>
Transactions with Kyocera

	Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related company transactions, including, without limitation, the transactions referred to in footnote 10 to the financial statements set forth in Part IV, item 14(a), of this report. The Company also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of the Company and is required to review and approve such agreements and any significant transactions between the Company and Kyocera not covered by such agreements.

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

Raw Materials
	Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly palladium and tantalum) are available only from a relatively limited number of suppliers.
	Palladium, a principal raw material used in the manufacture of ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $120 to $400 per troy ounce during the last three years. The Company is presently, and expanding the use of, substitutes, such as nickel and copper, for palladium in certain product applications.

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

Employees
As of May 31, 1998, AVX employed approximately 13,500 full time employees. Approximately 3,800 of these employees are employed in the United States. Of the employees located in the United States, approximately 2,000 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of various trade and government-affiliated unions. The Company believes that its relationship with its employees is good, and the Company has not had a work stoppage as a result of collective bargaining difficulties during the past 20 years.

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

	To resolve its liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees
(collectively, "Decrees") with federal and state regulatory agencies, governing the timing and nature of investigation and remediation. The Company has paid, or reserved for, all amounts required under the terms of these Decrees corresponding to its apportioned share of the liabilities. Such reserves for remediation, compliance and legal costs totaled $4.1 million at March 31, 1998. As is customary, the Decrees at sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of such reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, the Company does not believe that any additional costs to be incurred by the Company at any of the sites will have a material adverse effect on the Company's financial condition or results of operations.

	In addition, the Company does not believe that any investigation or clean-up that may be required at any other locations will have a material adverse effect on the Company's financial condition or results of operations.

Executive Officers of the Registrant

The following table provides certain information regarding
the executive officers of the Company as of May 22, 1998.
	Name                  Age                Position
Benedict P. Rosen              62      Chief Executive Officer
John S. Gilbertson             54      President and Chief
				       Operating Officer
Donald B. Christiansen         59      Senior Vice President,
				       Chief Financial Officer and Treasurer
C. Marshall Jackson            49      Senior Vice President of Sales and
				       Marketing
Ernie Chilton                  54      Senior Vice President-Tantalum
S. M. Chan                     42      Vice President of Marketing and
				                                   Sales-Asia
Allan Cole                     55      Vice President of Sales
Alan Gordon                    49      Vice President of European
                            				       Sales/Marketing
John L. Mann                   55      Vice President of
Quality
Roberto E. Salazar             43      Vice President of Latin America
				                                   Operations
Carl L. Eggerding              48      Vice President of Advanced Products
			                                    and Technology Center
Kurt P. Cummings               42      Corporate Controller and Secretary


Benedict P. Rosen
Chairman of the Board and Chief Executive Officer effective July 1997. Chief Executive Officer and
President of the Company from April 1993 until July 1997 and a member of the Board since January 1990. Executive
Vice President from February 1985 to March 1993 and employed by the Company since 1972. Senior Managing and Representative Director of Kyocera since June 1995 and previously served as a Managing Director of Kyocera from 1992 to June 1995. Director of Nitzanim-AVX/Kyocera-
Venture Capital Fund Ltd. and Aerovox Corporation.

John S. Gilbertson
President since July 1997. Chief Operating Officer of the
Company since April 1994,  and a member of the Board since
January 1990. Executive Vice President from April 1992 to
July 1997, Senior Vice President from September 1990 to
March 1992 and employed by the Company since 1981.
Director of Kyocera since June 1995

Donald B. Christian
Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company since July 1997 and a member of the Board since April 1992. Vice President of Finance,
Chief Financial Officer and Treasurer from April 1994 to
July 1997 and Chief Financial Officer from March 1992 to
April 1994.

C. Marshall Jackson
Senior Vice President of Sales and Marketing since April
1994. From January 1990 until March 1994, Mr. Jackson was
Vice President of AVX and has been employed by the Company since 1969.

Ernie Chilton
Senior Vice President-Tantalum of AVX since April 1994.
From January 1990 until February 1993, Mr. Chilton served as Vice President of AVX. Mr. Chilton has been employed by the Company since 1980.

S. M. Chan
Vice President of Marketing and Sales-Asia since April
1994. From April 1992 until March 1994, Mr. Chan served as the Director of Marketing of AVX. Mr. Chan has been employed by AVX since October 1990.

Allan Cole
Vice President of Sales of the Company since May 1987.
Mr. Cole has been employed by AVX since 1977 serving in several sales management positions, both domestic and international.

Alan Gordon
Vice President-European Sales/Marketing of AVX since
February 1993. From January 1991 until February 1993, Mr.
Gordon served as the Director of Marketing of AVX.  Mr.
Gordon has been employed by AVX since 1991.

John L. Mann
Vice President of Quality of the Company since May 1986.
From March 1984 until May 1986, Mr. Mann served as the
Corporate Director of Quality.

Carl L. Eggerding
Vice President of Advanced Products and Technology Center since July 1997. Employed by the Company since April
1996. Prior to April  1996, employed  by  IBM  as
Director of Development for  Organic  Packaging
Technology.

Roberto E. Salazar
Vice President of Latin America Operations since July
1997. Served as General Manager of El Salvador Operations from 1990 until 1993 and as Division Vice President for El Salvador and the Mexican operations until July 1997.

Kurt P. Cummings
Secretary of the Company since July 1997. Corporate
Controller of the Company since June 1992.
Item 2. Properties

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
				    Type
			Square       of           Description
	Location        Footage   Interest             of Use
UNITED STATES
Myrtle Beach, SC        505,09      Owned Research/Manufacturing /Headquarters
Myrtle Beach, SC        15,000     Leased Warehouse
Conway, SC              70,408      Owned Manufacturing
Biddeford, ME           72,000      Owned Manufacturing
Colorado Springs, CO    15,000      Owned Manufacturing
El Paso, TX             24,960     Leased Warehouse
New Orleans, LA         18,840     Leased Warehouse
Olean, NY              107,400      Owned Manufacturing
Raleigh, NC            206,000      Owned Manufacturing/Warehouse
Sun Valley, CA          25,000     Leased Manufacturing
Vancouver, WA           87,048     Leased Manufacturing
Vancouver, WA           10,800     Leased Warehouse/Office
OUTSIDE THE UNITED STATES
Betzdorf, Germany       101,671     Owned Manufacturing
Biggleswade, England     10,000    Leased Manufacturing
Chihuahua, Mexico       393,952     Owned Manufacturing
Coleraine, N. Ireland   167,000     Owned Research/Manufacturing
Hong Kong                30,257     Owned Warehouse
Jerusalem, Israel        42,470    Leased Research/Manufacturing
Juarez, Mexico           84,000     Owned Manufacturing
Lanskroun, Czech
 Republic               179,050    Leased Manufacturing
Uherske Hradiste,Czech
 Republic               148,910    Leased Manufacturing
Larne, N. Ireland       120,000     Owned Manufacturing/Warehouse
Newmarket, England       52,000    Leased Manufacturing
Paignton, England       160,909     Owned Research/Manufacturing
San Salvador,
 El Salvador            232,981     Owned Manufacturing
Singapore                49,500    Leased Manufacturing/Warehouse

In addition to the foregoing, the Company owns and leases a number of sales offices throughout the world.

	Management believes that all its property, plant and equipment is in good operating condition. The Company is constantly upgrading its equipment and adding capacity through greater use of automation. The Company's capital expenditures for plant and equipment were $100.4 million for fiscal 1998 and $93.9 million in fiscal 1997.

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

				PART II
Item 5. Market for the Registrant's Securities and Related
Stockholder Matters

Market for Common Stock

The Company's common stock is listed on the New York Stock
Exchange and trades under the symbol AVX. The
following presents the high and low sale prices for the
Company's Common Stock for each quarter since June 30,
1996 as reported on the New York Stock Exchange Composite Tape.
			1998             1997
		     High    Low      High    Low
First Quarter       $291/8  $ 193/4  $251/2   $17
Second Quarter      395/8     265/8   23       16
Third Quarter       341/2     1711/16 241/8   181/4
Fourth Quarter      233/8     181/4   251/4   193/4

Holders of Record
At May 22, 1998, there were approximately 13,000 holders of record of the Company's common stock.

Dividends
The Company has declared and paid cash dividends of $.065 per share of common stock for the quarter ended March 31, 1998. The Company declared and paid cash dividends for the quarters ended December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997 of
$.06 per share of common stock. The Company declared and paid cash dividends for the quarters ended December 31, 1996, September 30, 1996 and June 30, 1996 of $.055 per
share of common stock. Future dividends, if any, will depend on the Company's profitability and anticipated operating requirements.

Item 6. Selected Financial Data
	The following table sets forth selected financial data for the Company for the five years ended March 31, 1998. The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                 				Year ended March 31,

(dollars in               1998     1997          1996     1995         1994
thousands, except
share data)
Income Statement
Data:
Net sales              $1,267,653 $1,126,178  $1,207,761  $988,893   $795,515
Cost of sales             970,216    851,863     886,494   777,687    639,058
Gross profit              297,437    274,315     321,267   211,206    156,457
Selling, general and
administrative expenses   110,737    102,369     116,586   101,013    100,875
Profit from operations    186,700    171,946     204,681   110,193     55,582
Interest income            11,268      7,536       5,096     2,018        749
Interest expense           (1,921)    (2,049)     (2,352)   (2,229)    (2,792)
Other, net                  1,377      1,010       1,655     1,218      1,439
Income before income
taxes and cumulative
effect of accounting
change for income taxes   197,424    178,443     209,080   111,200     54,978
Provision for income taxes 62,773     57,102      71,344    36,329     19,817
Income before
cumulative effect of
accounting change
for income taxes          134,651    121,341     137,736    74,871     35,161
Cumulative effect of
accounting change
for income taxes                                                        5,000
Net income              $ 134,651  $ 121,341   $ 137,736  $ 74,871   $ 40,161
Basic and diluted
income per share:
Before cumulative
effect of accounting
change for income
taxes                   $  1.53    $  1.38     $   1.58   $  0.87    $  0.41
Cumulative effect of
accounting change
for income taxes                                                        0.06
Net income              $  1.53    $  1.38     $   1.58   $  0.87    $  0.47
Weighted average
common shares
 outstanding          88,109,643 88,000,000 87,175,000 85,800,000  85,800,000
Cash dividends declared
per common share        $ 0.245    $ 0.225     $  0.229   $ 0.305    $  0.17


As of March 31,          1998        1997     1996       1995        1994
Balance Sheet Data:
Working capital     $  552,787 $  456,672 $  357,930  $  224,999 $  189,528
Total assets         1,048,653    949,307    867,516     670,697    573,966
Long-term debt           8,376     12,170      8,507       9,544     10,427
Stockholders'equity    850,884    731,969    624,000     456,266    400,834


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

General
 The Compan's 1998 net sales increased 12.6% compared to 1997, while 1997 reflected a 6.8% decrease from 1996 levels and the previous two years increased 22.1% and 24.3%, respectively. The growth in sales from 1994 to 1998 is primarily the result of the Company increasing its production capacity and the expansion of the electronic components industry. This expansion has been due primarily to the growth of computer, telecommunications and automotive manufacturers' usage of passive electronic components, as the use of electronics in all walks of life become more widespread and sophisticated.

 During this period of growth in the industry, the average selling prices of electronic components, as well as the selling prices of the end use products which rely on passive components, have declined. In order to lower the costs of production, the Company continues to increase automation of its manufacturing processes and transfer certain labor intensive manufacturing processes from countries with high labor costs to lower labor cost areas
(such as the Czech Republic, El Salvador, and Mexico).

 The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

Years Ended March 31,         1998    1997     1996

Net sales
			      100.0%   100.0%   100.0%
Cost of sales                  76.5     75.6     73.4
Gross profit                   23.5     24.4     26.6
Selling, general and
administrative expenses         8.7      9.1      9.6
Profit from operations         14.7     15.3     17.0
Income before income taxes     15.6     15.8     17.3
Provision for income taxes      5.0      5.0      5.9
Net income                     10.6     10.8     11.4

Results of Operations Year Ended March 31, 1998 Compared to Year
Ended March 31, 1997

Net sales for the year ended March 31, 1998 increased
12.6% to $1,267.7 million from $1,126.2 million for the year ended March 31, 1997. The increase was primarily attributable to the growth in the ceramic and tantalum products, particularly surface-mount and advanced products. Despite the overall increase in sales, the Company's results continue to be impacted by several factors including, (a) the shortening of lead times as customers reduced their level of inventory and suppliers reduced lead times, (b) a continuation of the trend toward surface-mount products and smaller part sizes, which traditionally have lower average selling prices, (c) an overall reduction in selling prices, (d) the uncertainties surrounding the Asian economic crisis, and (e) the strengthening of the U.S. dollar and certain European currencies, which had a modest dampening effect on reported U.S. dollar sales.

 Gross profit as a percentage of net sales for the year ended March 31, 1998 decreased 0.9% to $297.4 million (23.5% of net sales) from $274.3 million (24.4% of net sales) for the year ended March 31, 1997. Overall sales prices in the 1998 year were lower compared to the 1997 year. Gross profit was also negatively impacted by the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors. Continued automation of the manufacturing processes and higher volumes of through-put in the factories have helped to reduce manufacturing costs for products sold and have enabled the Company to maintain strong gross profit levels. As a result of the Company's strategy to manufacture in the various regions in which it sells products, and the strengthening of the U.S. dollar and certain European currencies acted to reduce the overall cost of manufacturing when reported in U.S. dollars.

 Selling, general and administrative expenses for the year ended March 31, 1998 were $110.7 million (8.7% of net sales), compared with $102.4 million (9.1% of net sales) in the year ended March 31, 1997. The increase in selling, general, and administrative expenses is due to higher research and development spending, higher sales commissions, and the benefit of adjustments to environmental remediation accruals in 1997. As a percentage of sales, such expenses have declined due to the Company's stringent cost control measures.

 Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were $36 million and $33 million in fiscal
1998 and 1997, respectively.

As a result of the above factors, profit from operations for the year ended March 31, 1998 increased 8.6% to $186.7 million from $171.9 million for the year ended March 31, 1997.
For the reasons set forth above, higher interest income on invested cash and a $3.1 million dividend from a nonmarketable equity investment, net income in the year ended March 31, 1998 increased 11.0% to $134.6 million (10.6% of net sales) from $121.3 million (10.8% of net sales) for the year ended March 31, 1997.

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

 Selling, general and administrative expenses in the year ended March 31, 1997 were $102.4 million (9.1% of net sales), compared with $116.6 million (9.6% of net sales) in the year ended March 31, 1996. The decrease in selling, general and administrative expenses is due to (a) cost containment programs, (b) lower sales commissions, (c) the benefit of adjustments to environmental remediation accruals, and (d) charges related to the closing of the Company's previous headquarters recorded in 1996.

 Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were $33 million and $30 million in fiscal
1997 and 1996, respectively.

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


Financial Condition Liquidity and Capital Resources

 The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds.
As of March 31, 1998, the Company had a current ratio of
4.3 to 1, $201.9 million of cash and cash equivalents, $850.9 million of stockholders' equity and an insignificant amount of long-term debt.

 Net cash from operating activities was $136.8 million in the year ended March 31, 1998, compared to $167.9 million in the year ended March 31, 1997 and $155.7 million in the year ended March 31, 1996. The decrease is primarily a result of higher inventories which is due to the industry trend toward shorter lead times which require the Company to maintain higher levels of inventories in order to support customers.

 Purchases of property and equipment were $100.4 million in fiscal 1998, $93.9 million in fiscal 1997, and $110.5 million in fiscal 1996. Virtually all expenditures were for expanding the production capabilities of the ceramic and tantalum surface-mount and advanced product lines. The Company's carrying value of its equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. The Company continues to add additional capacity as the overall volume of produced units continues to increase. The Company expects to construct facilities and purchase equipment totaling approximately $100 to $150 million to increase production capacity in fiscal 1999.

 During fiscal 1998, the Company invested $5.3 million in a research and development company (Electro-Chemical
Research Ltd. "ECR"). ECR has developed and patented a technology for high capacity electrical storage devices.
 Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company borrowed deutsche marks under various bank agreements. These borrowings were used for working capital requirements and to repay other outstanding obligations.
In fiscal 1998, 1997 and 1996, dividends of $21.1 million, $19.4 million and $19.4 million, respectively, were paid to stockholders.

The Company has established reserves in the three years ended March 31, 1998 for its projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of these periods.

 Based on the financial condition of the Company as of March 31, 1998, the Company believes that cash expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research and development expenses and any dividends to be paid for the foreseeable future.

 In April 1998, the Company agreed to acquire the passive component businesses of Thomson-CSF for $15 million in addition to approximately $50 million of intercompany debt repayments. The businesses include film capacitors, ferrites, high energy and high voltage power capacitors, ceramic capacitors, varistors, and non-linear resistors.
Annual sales for last year for these businesses were approximately $135 million. The operations include production facilities in France, Malaysia, Taiwan, and Brazil. AVX believes that some of the TPC products offer unique opportunities to expand and grow the business using our marketing and sales expertise.

Year 2000

 The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.
Based on a recent assessment of the Company's date sensitive systems, the Company has determined that certain systems will need to be updated, replaced or modified.
This will be accomplished through software vendors and internal resources. The Company does not expect any material cost to be incurred as a result of these modifications or any significant disruption to its operations.


Foreign Currency and Precious Metals

 The Company's European sales generally are denominated in local currencies whereas those in North America and Asia generally are denominated in U.S. dollars. Currency exchange gains and losses have been immaterial during the three years ended March 31, 1998. Approximately one quarter of the Company's revenues are generated in Europe.
Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Latin America. As a result, fluctuations in currency exchange rates affect the Company's operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, the Company periodically enters into forward exchange contracts to hedge existing and anticipated external and intercompany foreign currency transactions. The Company also enters into forward delivery contracts for certain precious metals used in its production processes. The Company does not hold or issue derivative financial instruments for speculative purposes.

New Accounting Standards

 In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132,
Employers' Disclosure about Pension and Other
Postretirement Benefits ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and amends SFAS 87, 88 and
106. The Company will be required to adopt SFAS No. 132 for the year ended March 31, 1999. Currently, the Company is evaluating this standard and is uncertain as to the impact it will have on the Company's consolidated financial statements disclosures.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131,
Disclosure about Segments of an Enterprise and Related
Information ("SFAS No. 131"). SFAS No. 131 establishes standards for disclosure of segment information about products and services, geographic areas, major customers and certain interim disclosures of segment information which are not required by accounting standards currently applied by the Company. The Company will be required to adopt SFAS No. 131 for the year ended March 31, 1999.
Currently, the Company is evaluating this standard and the timing of adoption and is uncertain as to the impact it will have on the Company's consolidated financial statements disclosures.

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
130, Reporting Comprehensive Income ("SFAS No. 130").
SFAS No. 130 established standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements.
SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The adoption is not expected to have a material impact on the consolidated financial statements.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

 This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal
1999, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and capital expenditures. There may also be other statements of exceptions, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Item 8. Financial Statements and Supplementary Data

	The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented under Item 14 of this report:

Consolidated Balance Sheets, March 31, 1998 and 1997
Consolidated Statements of Income, Years Ended March 31, 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity, Years Ended
March 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows, Years Ended March 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements
Report of Independent Accountants

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          	None.


			    PART III
Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement filed with the Commission in June 1998.
			     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8K

	(a) Financial Statements and Financial Statement
     Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

	(b) Reports on Form 8-K
	    Item 5. Other events dated March 24, 1998. Avx Corporation announces proposed acquisition of the Passive Component business of Thomson CSF.

     Item 2. Acquisition and Disposition of Assets dated June 2, 1998. AVX completes Acquisition of Thomson CSF Passive Component business.

	(c) Exhibits:
		   None
 Documents Incorporated by Reference from previously filed registration statements and Form 10-K's.
	 3.1  Restated Certificate of Incorporation of the Company
 	3.2  By-laws of the Company
	10.1 1995 Stock Option Plan
	10.2 Non-Employee Directors Stock Option Plan
	10.3 Form of Employment Agreement between AVX Corporation and
	Benedict P. Rosen
	10.4 Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation
	10.5 Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation
	10.6 Management Incentive Plan
	10.7 Deferred Compensation Plan
	10.8 Directors Deferred Compensation Plan
Documents Submitted Herewith:
	10.9 AVX corporation Supplemental Employee Retirement Plan
	21.1 Subsidiaries of the Registrant
	23.1 Consent of Coopers & Lybrand L.L.P.
	24.1 Power of Attorney

SIGNATURES
	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
				     AVX Corporation
	by:                     /s/ Donald B. Christiansen
				    DONALD B. CHRISTIANSEN
				     Dated: June 9, 1998


	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below
by the following persons on behalf of the registrant and
in the capacities and on the dates indicated.
	Signature                                   Title
      Kazuo Inamori           Chairman Emeritus of the Board
      Benedict P. Rosen       Chairman of the Board and Chief Executive Officer
      John S. Gilbertson      President and Chief Operating Officer and Director
      Donald B. Christiansen  Senior Vice President of Finance, Chief Financial
			      Officer and Treasurer and Director
      Marshall D. Butler      Director
      Carroll A. Campbell     Director
      Richard Tressler        Director
      Kensuke Itoh            Director
      Rodney N. Lanthorne     Director
      Michihisa Yamaoto       Director
      Masahiro Umemura        Director
      Masahiro Yamamoto       Director
      Yuzo Yamamura           Director
By:   /s/ Donald B. Christiansen
DONALD B. CHRISTIANSEN, Attorney-in-Fact
	June 9, 1998