Form 10-Q
period 1998-06-30
AVX CORP /DE
filed 1998-08-12
CIK 859163

 		SECURITIES AND EXCHANGE COMMISSION

        		Washington, DC 20549
                        --------------------
                              Form 10-Q

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
	    For the quarterly period ended June 30, 1998.

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

              				(843) 448-9411

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X           No ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                       Outstanding at July 31, 1998
  ------                                      -----------------------------
  Common Stock, par value $0.01 per share            87,610,125

                              AVX CORPORATION
                                   INDEX


								  Page Number
                                                                 ------------
PART I: Financial Information

ITEM 1. Financial Statements

	Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998    1

	Consolidated Statements of Income for the three months ended
	June 30, 1998 and 1997                                                2

	Consolidated Statements of Cash Flows for the three months ended
	June 30, 1998 and 1997                                                3

	Notes to Consolidated Financial Statements                           4-6

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II: Other Information

	  Signatures

	  Exhibits

                      AVX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

					    June 30, 1998    March 31, 1998
                                             (unaudited)
                                            -------------    --------------
Assets
Current assets:
 Cash and cash equivalents                     $  185,878       $ 201,887
 Accounts receivable, net                         160,369         139,812
 Inventories                                      360,030         326,787
 Deferred income taxes                             20,039          20,039
 Other receivables - affiliates                     2,780           3,707
 Prepaid and other                                 27,319          29,980
                                                ---------       ---------
       Total current assets                       756,415         722,212

Property and equipment:
 Land                                              10,186          10,110
 Buildings and improvements                       131,021         123,668
 Machinery and equipment                          699,572         663,594
 Construction in progress                          59,178          44,313
                                                ---------       ---------
                                                  899,957         841,685
 Accumulated depreciation                        (578,247)       (559,431)
                                                ---------        --------
						  321,710         282,254
                                                ---------       ---------
Goodwill, net                                      43,579          33,479
Other assets                                       10,735          10,708
                                                ---------       ---------
 TOTAL ASSETS                                  $1,132,439      $1,048,653
                                                =========       =========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term bank debt                        $   27,006      $    9,887
   Current maturities of long-term debt             2,946           2,911
   Accounts payable:
	   Trade                                   42,596          39,507
	   Affiliates                              31,093          37,800
   Income taxes payable                            18,854          15,650
   Accrued payroll and benefits                    29,333          36,361
   Accrued expenses                                83,488          27,309
                                                 --------        --------
               Total current liabilities          235,316         169,425
Long-term debt                                     11,214           8,376
Deferred income taxes                               9,612           8,563
Other liabilities                                  23,885          11,405
		                                 --------        --------
       TOTAL LIABILITIES                          280,027         197,769
                                                 --------        --------
Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, par value $0.01 per share:
   Authorized, 20,000,000 shares; None
   issued or outstanding
 Common stock, par value $0.01 per share:
   Authorized, 300,000,000 shares;
   88,184,125 (June 1998) and 88,183,500
   (March 1998) issued.                               882             882
 Additional paid-in capital                       325,026         325,017
 Retained earnings                                534,087         522,410
 Foreign currency translation adjustment            2,558           2,575
 Less common stock in treasury,
  at cost: 552,500 shares                         (10,141)           -
                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                        852,412         850,884
                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,132,439      $1,048,653
                                               ==========      ==========

See accompanying notes to consolidated financial statements.

     		AVX CORPORATION AND SUBSIDIARIES
     	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	        (dollars in thousands, except share data)

					 Three Months ended June 30,
					   1998               1997
                                         ---------------------------

Net sales                              $ 292,000          $ 313,807
Cost of sales                            240,540            235,727
                                         -------            -------
     Gross profit                         51,460             78,080
Selling, general and administrative
expenses                                  27,880             28,408
                                         -------            -------
     Profit from operations               23,580             49,672
Other income (expense):
     Interest income                       2,578              2,941
     Interest expense                       (531)              (511)
     Other, net                             (406)                (8)
                                         -------            -------
Income before income taxes                25,221             52,094
Provision for income taxes                 7,819             17,159
                                         -------            -------
Net income                             $  17,402           $ 34,935
	                                 =======            =======
Amounts per share:
  Basic and diluted income per share   $    0.20           $   0.40
  Dividends declared                   $   0.065           $   0.06


Weighted average number of common
shares outstanding                    87,973,038         88,000,000




See accompanying notes to consolidated financial statements.

			AVX CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			       (dollars in thousands)


						 Three Months Ended June 30,
						1998                    1997
                                                -----------------------------
Operating Activities:
    Net income                                    $  17,402       $  34,935
    Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                    21,286          20,769
    Deferred income taxes                             1,048            (665)
    Changes in operating assets and liabilities,
    net of effects from purchase of TPC:
	Accounts receivable                           5,593           1,693
	Inventories                                  (4,108)         (8,240)
	Accounts payable and accrued expenses       (19,720)         (3,624)
	Income taxes payable                          3,379          14,200
	Other assets and liabilities                  7,740           5,797
                                                    -------         -------
    Net cash from operating activities               32,620          64,865
                                                    -------         -------
Investing Activities:
    Purchases of property and equipment             (24,636)        (25,368)
    Business acquired, net of cash received         (10,941)
    Equity investment                                                (5,300)
                                                    -------          ------
Net cash used in investing activities               (35,577)        (30,668)
                                                    -------          ------
Financing Activities:
    Repayment of debt                                   (42)            (43)
    Dividends paid                                   (5,725)         (5,281)
    Purchase of treasury stock                      (10,141)
    Proceeds from issuance of debt                    2,836
    Issuance of stock options                            11
                                                    -------         -------
    Net cash from (used in) financing activities    (13,061)         (5,324)
                                                    -------         -------
Effect of exchange rate changes on cash                   9            (139)
                                                    -------         -------
Increase (decrease) in cash and cash equivalents    (16,009)         28,734
Cash and cash equivalents at beginning of period    201,887         188,574
                                                    -------         -------
Cash and cash equivalents at end of period        $ 185,878       $ 217,308
                                                    =======         =======


	See accompanying notes to consolidated financial statements.

              AVX CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands, except share data)

1. Basis of presentation:

     The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1998.


2. Accounts Receivable:

   Accounts receivable consisted of:
						       June 30,      March 31,
							 1998           1998
                                                        -------       -------
Trade                                                 $ 187,397     $ 163,348
Less, allowances for doubtful accounts, sales
returns, distributor adjustments and discounts          (27,028)      (23,536)
                                                        -------       -------
						      $ 160,369     $ 139,812
			                                =======       =======
3. Inventories:

     Inventories consisted of:
							June 30,      March 31,
                   					  1998           1998
                                                         -------      --------
Finished goods                                         $ 143,507     $ 116,811
Work in process                                          110,716       114,827
Raw material and supplies                                105,807        95,149
                                                         -------       -------
						       $ 360,030     $ 326,787
                                                         =======       =======

	       AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Environmental Matters and Contingencies:

   The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $3.2 million at June 30, 1998 and management believes that it has adequate reserves with respect to these
matters.   Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

5. New Accounting Standards:

   In June 1998, the Financial Accounting Standards Board issued statement of financial Acounting Standards No. 133 Accounting for derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will be required to adopt SFAS No. 133 for the quarter ended June 30, 2000. Currently, the Company is evaluating this standard and is uncertain as to the impact it will have on the Company's consolidated financial statements.

6. Comprehensive Income:

   The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The statement requires disclosure of total non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments.

Comprehensive income for the three months ended June, 30 1998 and 1997, includes the following components:
					      Three Months ended June 30,
						   1998      1997
                                             -----------------------------
    Net income                                  $17,402   $34,935
    Other comprehensive income, net of tax:
    Foreign currency translation adjustment         (17)    2,368
                                                 ------    ------
    Comprehensive income                        $17,385   $37,303
                                                 ======    ======

The accumulated balances for comprehensive income (loss), (all of which relate to foreign currency translation adjustments) as of June 30, 1998 and 1997 is as follows:
	       			          Three Months ended June 30,
					             1998    1997
                                           --------------------------
    Balance at beginning of period                 $2,575  $2,276
    Translation adjustment                            (17)  2,368
                                                    -----   -----
    Balance at end of period                        2,558   4,644
                                                    =====   =====

7. Earnings Per Share:

      Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 87,973,038 and 88,000,000 for the three months ended June 30, 1998 and 1997, respectively.

      Diluted earnings per share has been calculated by dividing net income by the weigthed average number of shares of common stock and common stock equivalents outstanding for the period which were 87,980,994 and 88,122,788 and for the three months ended June 30, 1998 and 1997, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

8. Acquisition:

      On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $75 million, including the assumption of debt. The acquisition was accounted for as a purchase and the acquired assets and assumed liabilities have been included in the accompanying consolidated financial statements as of June 30, 1998 based upon preliminary estimates. Evaluations of the fair values of the assets acquired and liabilities assumed are underway and the final purchase price allocation could differ from those estimates and assumptions.

Included in accrued liabilities at June 30, 1998 is a $47.5 million liability in connection with an August 31, 1998 repayment by TPC of amounts due Thomson CSF, which is a part of the acquisiton cost referred to above.

9.  Treasury shares:

      In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 2.2 million shares of common stock may be purchased from time to time at the discretion of management. The repurchased shares are held as treasury stock and are available for general corporate purposes.

10.  Subsequent Event:

      On July 16, 1998, the Company declared a $0.065 dividend per share of common stock with respect to the quarter ended June 30, 1998, payable on August 10, 1998.

ITEM2.
-----

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
Three months ended June 30,            1998        1997
-------------------------------------------------------
Net sales                              100.0%     100.0%
Cost of sales                           82.4       75.1
Gross profit                            17.6       24.9
Selling, general and administrative
expenses                                 9.6        9.0
Profit from operations                   8.1       15.8
Income before income taxes               8.6       16.6
Provision for income taxes               2.7        5.5
Net income                               6.0       11.1

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

     Net sales in the three months ended June 30, 1998 decreased 7% to $292.0 million from $313.8 million in the three months ended June 30, 1997. The decrease was attributable to a combination of factors, including the softening in demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times, lower average selling prices, the Asian economic crisis, and the continued trend toward smaller part sizes which traditionally have lower average selling prices.

     Gross profit in the three months ended June 30, 1998 decreased 34% to $51.5 million (17.6% of net sales) from $78.1 million (24.9% of net sales) in the three months ended June 30, 1997. The decrease in gross profit as a percentage of net sales can be attributed to a decline in selling prices, the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and lower factory through put as a result of the soft demand.

     Selling, general and administrative expenses in the three months ended June 30, 1998 were $27.9 million (9.6% of net sales) compared with $28.4 million (9.0% of net sales) in the three months ended June 30, 1997. Selling, general and administrative expenses, as a percentage of sales, increased 0.6% (9.6% vs. 9.0%) primarily as a result of lower sales.

     As a result of the above factors, profit from operations in the three months ended June 30, 1998 decreased 52.5% to $23.6 million from $49.7 million in the three months ended June 30, 1997.

     For the reasons set forth above, net income in the three months ended June 30, 1998 decreased 50% to $17.4 million (6.0% of net sales) from $34.9 million (11.1% of net sales) in the three months ended June 30, 1997.

                            Liquidity and Capital Resources
                            -------------------------------

      The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 1998, the Company had a current ratio of 3.2 to 1, $185.9 million of cash and cash equivalents, $852.4 million of stockholders' equity and an insignificant amount of long-term debt.

     Net cash from operating activities was $32.6 million in the three months ended June 30, 1998 compared to $64.9 million in the three months ended
June 30, 1997. The decrease is attributable to lower net income and the overall reduction in the level of business.

     Purchases of property and equipment were $24.6 million in the three month period ended June 30, 1998 and $25.4 million in the three month period ended June 30, 1997. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

     On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $75 million, including the assumption of debt. The Company made an initial payment of $15.0 million during the three months ended June 30, 1998 and will disburse another $47.5 million in August 1998.

     During the three months ended June 30, 1997, the Company purchased for $5.3 million, a minority interest in an electronics research company.

     In accordance with the Company's stock repurchase program, the Company purchased 552,500 shares at a cost of $10.1 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

     Based on the financial condition of the Company as of June 30, 1998, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividends and acquistion payments to be paid in the foreseeable future.

     Certain statements contained above may be "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events, results, and/or timing may differ from the events, results and /or timing as projected, estimated, or described above.

Part II:  Other Information
---------------------------

Item 1.  Legal Proceedings.
None.

Item 2. Change in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
   The Company held its Annual Meeting of Stockholders on July 16, 1998 for the purpose of amending the Company's by-laws, electing a Board of Directors, amending the 1995 Non Employee Directors' Stock Option Plan, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:
Ratify amendment to the Company's by-laws to provide for a classified board of directors.

     Shares      Shares                                             Shares
     voted        voted         Shares             Shares             not
     "For"      "Against"    "Abstaining"    "Broker non-votes"      Voted
  --------------------------------------------------------------------------
  73,052,567    5,789,753       43,163          1,742,363         7,456,279

Proposal 2:
All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                      Shares                          Shares
                                      Voted          Shares            Not
                                      "For"       "Abstaining"        Voted
                                   ----------------------------------------
Class 1    Kazuo Inamori            80,410,362      217,484       7,456,279
Class 1    Kensuke Itoh             80,410,232      217,614       7,456,279
Class 1    Benedict P. Rosen        80,411,083      216,763       7,456,279
Class 1    Richard Tressler         80,427,935      199,911       7,456,279
Class 1    Mashiro Umemura          80,404,031      223,815       7,456,279
Class 2    Carol A. Campbell, Jr.   80,425,891      201,955       7,456,279
Class 2    John S. Gilbertson       80,410,298      217,548       7,456,279
Class 2    Rodney N. Lanthorne      80,411,063      216,783       7,456,279
Class 2    Michihisa Yamamoto       80,411,954      215,892       7,456,279
Class 3    Marshall D. Butler       80,409,063      218,783       7,456,279
Class 3    Donald B. Christiansen   80,413,063      214,783       7,456,279
Class 3    Mashiro Yamamoto         80,411,103      216,743       7,456,279
Class 3    Yuzo Yamamura            80,410,353      217,493       7,456,279

Proposal 3:
Amendments to the 1995 Non-Employee Directors' Stock Option Plan to (a) increase the number of shares that may be issued under the plan by 150,000 and (b) modify the vesting period for options granted.

            Shares         Shares                      Shares
            voted           voted        Shares         not
            "For"         "Against"   "Abstaining"     Voted
          -----------------------------------------------------
          79,866,911       690,351       70,584       7,456,279

Proposal 4:
The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was approved with the following vote:

         Shares          Shares                        Shares
          voted           voted        Shares            not
          "For"        "Against"     "Abstaining"       Voted
         -------------------------------------------------------
         80,581,343      24,791         21,712        7,456,279

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits:
None.
(b) Reports on Form 8-K.
None.

                                Signatures
                              -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 31,  1998




                                           AVX Corporation

                                         /s/Donald B. Christiansen
                                            ----------------------
                                            Donald B. Christiansen
                                            Senior Vice President of Finance,
                                            Chief Financial Officer, and
                                            Treasurer