Form 10-Q
period 1998-09-30
AVX CORP /DE
filed 1998-11-13
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549
                         --------------------
                              Form 10-Q


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
		   For the quarterly period ended September 30, 1998.


  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
		  For the transition period from __________ to __________
                       -------------------------------
                       Commission file number  1-10431
                       -------------------------------

               AVX CORPORATION

	       Delaware                              33-0379007
             ---------------                         -------------
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

      Yes   X           No ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                       Outstanding at November 7, 1998
   -----                                       -------------------------------
   Common Stock, par value $0.01 per share                       86,530,025

                         AVX CORPORATION

                              INDEX


                                                                   Page Number
                                                                   -----------
PART I:  Financial Information

ITEM 1.  Financial Statements
	 Consolidated Balance Sheets as of September 30, 1998 and
	 March 31, 1998                                                      1

	 Consolidated Statements of Income for the three months ended September 30, 1998 and 1997 and for the six months ended
	 September 30, 1998 and 1997                                         2

	 Consolidated Statements of Cash Flows for the six months ended
	 September 30, 1998 and 1997                                         3

	 Notes to Consolidated Financial Statements                         4-6

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II: Other Information

	 Signatures

	 Exhibits

		      AVX CORPORATION AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS
		 (dollars in thousands, except share data)

						 September 30,       March 31,
Assets                                               1998              1998
						  (unaudited)
                                                 -----------       -----------
Current assets:
   Cash and cash equivalents                      $  132,968        $  201,887
   Accounts receivable, net                          175,197           139,812
   Inventories                                       329,606           326,787
   Deferred income taxes                              20,156            20,039
   Other receivables - affiliate                       3,588             3,707
   Prepaid and other                                  31,716            29,980
                                                  ----------        ----------
     Total current assets                            693,231           722,212

Property and equipment:
   Land                                               11,291            10,110
   Buildings and improvements                        142,584           123,668
   Machinery and equipment                           714,634           663,594
   Construction in progress                           53,216            44,313
                                                  ----------        ----------
                                               	     921,725           841,685
   Accumulated depreciation                         (607,115)         (559,431)
                                                  ----------        -----------
						     314,610           282,254
Goodwill, net                                         81,406            33,479
Other assets                                          11,164            10,708
                                                  ----------        ----------
 TOTAL ASSETS                                     $1,100,411        $1,048,653
                                                  ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt - bank                         $   25,178        $    9,887
   Current maturities of long-term debt                3,171             2,911
   Accounts payable:
	   Trade                                      40,537            39,507
	   Affiliates                                 37,151            37,800
   Income taxes payable                               13,382            15,650
   Accrued payroll and benefits                       23,692            36,361
   Accrued expenses                                   59,118            27,309
                                                  ----------        ----------
    Total current liabilities                        202,229           169,425
Long-term debt                                        12,008             8,376
Deferred income taxes                                  9,166             8,563
Other liabilities                                     25,221            11,405
                                                  ----------        ----------
     TOTAL LIABILITIES                               248,624           197,769
				                  ----------        ----------
Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares; none
       issued or outstanding
   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;
       88,184,125 (September 1998) and
       88,183,500 (March 1998) issued.                   882               882
   Additional paid-in capital                        325,028           325,017
   Retained earnings                                 538,908           522,410
   Foreign currency translation adjustment             9,116             2,575
   Less common stock in treasury, at cost:
   1,279,700 shares                                  (22,147)
                                                  ----------       -----------
     TOTAL STOCKHOLDERS' EQUITY                      851,787           850,884
                                                  ----------        ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,100,411        $1,048,653
                                                  ==========        ==========
See accompanying notes to consolidated financial statements.

				AVX CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
			   (dollars in thousands, except share data)

				Three Months ended          Six Months ended
				   September 30,               September 30,
                                ------------------          ----------------
				 1998         1997         1998        1997

Net sales                     $ 324,144   $ 329,224     $ 616,144   $  643,031
Cost of sales                   281,540     249,906       522,080      485,633
                                -------     -------       -------      -------
     Gross profit                42,604      79,318        94,064      157,398
Selling, general,
and administrative expenses      28,675      28,533        56,555       56,941
                                -------     -------       -------      -------
     Profit from operations      13,929      50,785        37,509      100,457
Other income (expense):
     Interest income              1,986       2,949         4,564        5,890
     Interest expense              (687)       (447)       (1,218)        (958)
     Other, net                      (1)        723          (407)         715
                                -------     -------       -------      -------
Income before income taxes       15,227      54,010        40,448      106,104
Provision for income taxes        4,713      17,280        12,532       34,439
                                -------     -------       -------      -------
Net income                    $  10,514   $  36,730     $  27,916   $   71,665
                                =======     =======       =======      =======
Basic and diluted Income
per share                     $    0.12   $    0.41     $    0.32    $    0.81
Dividends declared            $   0.065   $    0.06     $    0.13    $    0.12
Weighted average number of
common shares outstanding    87,313,613  88,074,596    87,641,524   88,037,502

See accompanying notes to consolidated financial statements.

			AVX CORPORATION AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			      (dollars in thousands)


					       Six Months Ended September 30,
						       1998             1997
                                               ------------------------------

Operating Activities:
  Net income                                        $   27,916      $  71,665
  Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                         45,441         41,983
  Deferred income taxes                                    485         (1,759)
  Changes in operating assets
  and liabilities, net of effects
  of business acquired:
    Accounts receivable                                (13,020)        (3,230)
    Inventories                                         24,123        (38,161)
    Accounts payable and accrued expenses              (22,653)        17,196
    Income taxes payable                                (2,415)         2,043
    Other assets and liabilities                        10,623          6,569
                                                       -------        -------
  Net cash from operating activities                    70,500         96,306
                                                       -------        -------
Investing Activities:
  Purchases of property and equipment                  (49,520)       (52,461)
  Equity investments                                                   (5,300)
  Business acquired, net of cash                       (58,027)
  Other                                                     17             67
                                                      --------        -------
  Net cash used in investing activities               (107,530)       (57,694)
Financing Activities:                                 --------        -------
  Purchase of treasury stock                           (22,147)
  Proceeds from issuance of debt                        17,764
  Repayment of debt                                    (16,153)           (84)
  Dividends paid                                       (11,418)       (10,563)
  Proceeds from issuance of common stock                    11          4,036
                                                      --------        -------
  Net cash from (used in) financing activities         (31,943)        (6,611)
                                                      --------        -------
Effect of exchange rate changes on cash                     54             13
                                                      --------        -------
Increase (decrease) in cash and cash equivalents       (68,919)        32,014
Cash and cash equivalents at beginning of period       201,887        188,574
                                                      --------        -------
Cash and cash equivalents at end of period          $  132,968     $  220,588
                                                      ========        =======
See accompanying notes to consolidated financial statements

		       AVX CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 UNAUDITED
		 (dollars in thousands, except share data)

1. Basis of presentation:

   The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1998.
   As part of the Company's ongoing cost control measures, during the three and six months ended September 1998, the Company reduced headcount by 6.7% and 10.9%, respectively. The costs associated with the headcount reductions are included in the results for the period.

2. Accounts Receivable:
     Accounts receivable consisted of:
						September 30,    March 31,
						    1998           1998
                                                  --------       --------
Trade receivables                                 $207,482       $163,348
Less: allowances for doubtful accounts, sales
returns, distributor adjustments and discounts     (32,285)       (23,536)
                                                  --------       --------
						  $175,197       $139,812
                                                  ========       ========
3. Inventories:
     Inventories consisted of:
						September 30,    March 31,
						    1998           1998
                                                  --------       --------
Finished goods                                    $107,996       $116,811
Work in process                                    113,164        114,827
Raw material and supplies                          108,446         95,149
                                                  --------       --------
						  $329,606       $326,787
                                                  ========       ========
4. Environmental Matters and Contingencies:

   The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $3,006 at September 30, 1998 and management believes that it has adequate reserves with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.

		   AVX CORPORATION AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
			     UNAUDITED
5. New Accounting Standards:

   In June 1998, the Financial Accounting Standards Board issued statement of financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No. 133 for the quarter ended June 30, 2000. Currently, the Company is evaluating this standard and is uncertain as to the impact it will have on the Company's consolidated financial statements.

6. Comprehensive Income:

   The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). The statement requires disclosure of total non-shareowner changes in equity. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments.

   The Company's total comprehensive income was $17,072, $30,460, $34,457, $67,763 for the three month and six month periods ended September 30, 1998 and 1997, respectively. The only adjustment to net income in the periods was for foreign currency translation adjustments.

7.  Earnings Per Share:

   Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 87,313,613, 88,074,596, 87,641,524 and 88,037,502 for the three and six month periods ended September 30, 1998 and 1997, respectively.

   Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 87,313,613, 88,467,543, 87,650,499 and 88,311,340 and for the three months and six months ended September 30, 1998 and 1997, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations.
Common stock equivalents are computed using the treasury stock method.

Common stock equivalents which were not included in the computation of diluted earning per share because the option's exercise price was greater than the average market price of the common shares were as follows:

							     September 30,
							    1998       1997
                                                            ---------------
				       Quarter ended        809,214        0
				    Six months ended        544,034    2,741

		       AVX CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
				      UNAUDITED
 8. Acquisition:

   On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74 million ($58 million in cash and $16 million of assumed debt). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon preliminary evaluations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by approximately $50 million, which is being amortized on a straight-line basis over 20 years. The Company is in the process of finalizing the allocation of the purchase price to the assets acquired and the liabilities assumed. The final allocation is expected to be completed during the third quarter. The Company does not believe the final purchase price allocation will have a significant effect on the reported quarterly results of operations or financial condition. The results of operations of TPC are included in the accompanying financial statements from the date of acquisition.

9.  Treasury shares:

   In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 2.2 million shares of common stock may be purchased from time to time at the discretion of management. The repurchased shares are held as treasury stock and are available for general corporate purposes.

10. Subsequent Event:

  On October 23, 1998, the Company declared a $0.065 dividend per share of common stock with respect to the quarter ended September 1998, payable on November 9, 1998.

			AVX CORPORATION AND SUBSIDIARIES
		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
Three Months Ended September 30, 1998 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1997
------------------

      Three months ended September 30,               1998         1997
      ----------------------------------------------------------------
      Net sales                                      100.0%      100.0%
      Cost of sales                                   86.9        75.9
      Gross profit                                    13.1        24.1
      Selling, general and administrative expenses     8.8         8.7
      Profit from operations                           4.3        15.4
      Income before income taxes                       4.7        16.4
      Net income                                       3.2        11.2


     Net sales in the three months ended September 30, 1998 decreased 1.5% to $324.1 million from $329.2 million in the three months ended
September 30, 1997. Sales for the three months ended September 30, 1998 include $27.2 million of sales from TPC, a business acquired on June 2, 1998. Exclusive of the acquisition of TPC, sales declined 9.8%. The decrease was attributable to a combination of factors, including lower average selling prices, the Asian economic crisis impact on worldwide demand, the softening in demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times, and the continued trend toward smaller part sizes which traditionally have lower average selling prices. Partially offsetting these decreases was the continued growth of Advanced and Connector products.

    Gross profit in the three months ended September 30, 1998 decreased to $42.6 million (13.1% of net sales) from $79.3 million (24.1% of net sales) in the three months ended September 30, 1997. The decrease in gross profit as a percentage of net sales can be attributed to the steep decline in selling prices, the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and lower throughput, which negatively impacts cost absorption, as a result of the soft demand and intentional reduction in the Company's inventory levels. Partially offsetting the effects of lower sales prices and volumes were lower product costs due to continued efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin Advanced and Connector products. The results in 1997 were negatively impacted by a temporary halt in production in the Czech Republic facility as a result of floods.

    Selling, general and administrative expenses in the three months ended September 30, 1998 remained stable at $28.7 million (8.8% of net sales) compared with $28.5 million (8.7% of net sales) in the three months ended September 30, 1997.

    As part of the Company's ongoing cost control measures, during the three months ended September 1998, the Company reduced headcount by 6.7%. This decrease, coupled with earlier reductions, is expected to save the Company $30 million annually. The costs associated with the headcount reductions are included in the results for the period.

    As a result of the above factors, profit from operations in the three months ended September 30, 1998 decreased to $13.9 million from $50.8 million in the three months ended September 30, 1997.

			 AVX CORPORATION AND SUBSIDIARIES
		      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

	 For the reasons set forth above, higher interest income on invested cash in 1997 and a $900 thousand dividend from a nonmarketable equity investment in 1997, net income in the three months ended September 30, 1998 decreased to $10.5 million (3.2% of net sales) from $36.7 million (11.2% of net sales) in the three months ended September 30, 1997.


Six Months Ended September 30, 1998 Compared to Six Months Ended
----------------------------------------------------------------
September 30, 1997
------------------

      Six months ended September 30,               1998            1997
      -----------------------------------------------------------------
      Net sales                                    100.0%         100.0%
      Cost of sales                                 84.7           75.5
      Gross profit                                  15.3           24.5
      Selling, general and administrative expenses   9.2            8.9
      Profit from operations                         6.1           15.6
      Income before income taxes                     6.6           16.5
      Net income                                     4.5           11.1


    Net sales in the six months ended September 30, 1998 decreased 4.2% to $616.1 million from $643.0 million in the six months ended September 30, 1997. Sales for the six months ended September 30, 1998 include $36.6 million of sales from TPC, a business acquired on June 2, 1998. Exclusive of the acquisition of TPC sales declined 9.9%. The decrease was attributable to a combination of factors, including lower average selling prices, the Asian economic crisis impact on worldwide demand, the softening in demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times, and the continued trend toward smaller part sizes which traditionally have lower average selling prices. Partially offsetting these decreases was the continued growth of Advanced and Connector products.

   Gross profit in the six months ended September 30, 1998 decreased to $94.1 million (15.3% of net sales) from $157.4 million (24.5% of net sales) in the six months ended September 30, 1997. The decrease in gross profit as a percentage of net sales can be attributed to the steep decline in selling prices, the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and lower throughput, which negatively impacts cost absorption, as a result of the soft demand and the intentional reduction in the Company's inventory levels. Partially offsetting the effects of lower sales prices and volumes were lower product costs due to continued efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin Advanced and Connector products.


  Selling, general and administrative expenses in the six months ended September 30, 1998 were $56.6 million (9.2% of net sales) compared with $56.9 million (8.9% of net sales) in the six months ended September 30, 1997. Selling, general, and administrative expenses as a percent of sales, increased 0.3% (9.2% vs. 8.9%). The increase is primarily attributable to lower sales.

		       AVX CORPORATION AND SUBSIDIARIES
		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	  RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

   As part of the Company's ongoing cost control measures, during the six months ended September 1998 the Company reduced headcount by 10.9%. This decrease is expected to save the Company $30 million annually. The costs associated with the headcount reductions are included in the results for the period.

   As a result of the above factors, profit from operations in the six months ended September 30, 1998 decreased to $37.5 million from $100.5 million in the six months ended September 30, 1997.

   For the reasons set forth above, higher interest income on invested cash in 1997 and a $900 thousand dividend from a nonmarketable equity investment in 1997, net income in six months ended September 30, 1998 decreased to $27.9 million (4.5% of net sales) from $71.7 million (11.1% of net sales) in the six months ended September 30, 1997.

		       Liquidity and Capital Resources
                       -------------------------------
   The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 1998, the Company had a current ratio of
3.4 to 1, $132.9 million of cash and cash equivalents, $851.8 million of stockholders' equity and an insignificant amount of long-term debt.

   Net cash from operating activities was $70.5 million in the six months ended September 30, 1998 compared to $96.3 million in the six months ended
September 30, 1997. Lower earnings before depreciation and amortization offset by the Company's control over the growth of working capital contributed to the decrease.

   Purchases of property and equipment were $49.5 million in the six month period ended September 30, 1998 and $52.5 million in the six month period ended September 30, 1997. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

   On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74.0 million, including the assumption of debt. The Company's net cash outlay was $58.0 million during the six months ended September 30, 1998.

   During the six month period ended September 30, 1997 the Company invested $5.3 million in a research and development company (Electro-Chemical Research Ltd. "ECR"). ECR has developed and patented a technology for high capacity electrical storage devices.

   In accordance with the Company's stock repurchase program, the Company purchased 1,279,700 shares at a cost of $22.1 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

			 AVX CORPORATION AND SUBSIDIARIES
		      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

   Based on the financial condition of the Company as of September 30, 1998, management believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.

			  Impact of the Year 2000 Issue
                         -----------------------------
  The Year 2000 Issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company has determined that it will be required to modify or replace some of its hardware and software so that those systems will properly utilize dates beyond December 31, 1999. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all major systems that could be affected by the Year 2000 Issue. The assessment indicated that most of the Company's significant systems, such as Customer order, Manufacturing and Accounting systems, could be affected.

   For its information technology systems, the Company is currently 70% complete with the remediation phase for all major systems and expects to complete software reprogramming and replacement no later than the quarter ended March 1999. After completing the reprogramming and replacement of software, the Company plans call for testing and implementing it's information technology systems. The Company has completed 50% of its testing and has implemented 30% of its remediated systems. The testing and remediation of all systems is expected to be completed by the quarter ended June 1999.

  For operating equipment systems, the Company is currently 80% complete with the remediation phase of the resolution process. The Company has completed 70% of its testing and has implemented 70% of its remediated equipment. The testing and remediation of all equipment systems is expected to be completed by the quarter ended June 1999.

   The Company has queried its important raw material and service suppliers relative to their resolution of the year 2000 issue. The Company is not aware of any supplier problems that would materially impact results of operations, liquidity or capital resources. The Company has no means of ensuring that these entities will be Year 2000 ready. If important suppliers or customers are unable to complete their Year 2000 resolution it could materially impact the Company.

   The Company does not yet have a comprehensive contingency plan with respect to the Year 2000 Issue, but intends to establish such a plan in the near future as part of its ongoing Year 2000 effort.

		      AVX CORPORATION AND SUBSIDIARIES
		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	 RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

  The Company is using both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $5.0 million and is being funded through operating cash flows. The Company has incurred approximately $ 1.7 million ($ 0.5 million expensed and $ 1.2 million capitalized for new systems and equipment), related to all phases of the Year 2000 project.

   Of the remaining project costs, approximately $1.9 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $1.3 million relates to remediation of hardware and software and will be expensed as incurred.

   The Company's plan to complete the Year 2000 modifications discussed above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

  This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 1999, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research, capital expenditures and Year 2000 expectations. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the information or statements.

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




Date:  November 9, 1998



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