Form 10-Q
period 1998-12-31
AVX CORP /DE
filed 1999-02-08
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549
                        --------------------
                             Form 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                   For the quarterly period ended December 31, 1998.


   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________ to __________
                       -------------------------------
		       Commission file number  1-10431
                       -------------------------------

				AVX CORPORATION

		     Delaware                             33-0379007
                   ----------                            ------------
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

	Yes   X           No ___

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at February 7, 1999
   -----                                     -------------------------------
   Common Stock, par value $0.01 per share              86,405,025

				AVX CORPORATION

				     INDEX


								   Page Number
                                                                   -----------
PART I:  Financial Information

ITEM 1. Financial Statements

	Consolidated Balance Sheets as of December 31, 1998 and
	March 31, 1998                                                     1

	Consolidated Statements of Income for the three months ended December 31, 1998 and 1997 and for the nine months ended
	December 31, 1998 and 1997                                         2

	Consolidated Statements of Cash Flows for the nine months ended
	December 31, 1998 and 1997                                         3

	Notes to Consolidated Financial Statements                        4-6

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II: Other Information

	 Signatures

	 Exhibits

		       AVX CORPORATION AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS
		   (dollars in thousands, except share data)

					     December 31, 1998   March 31, 1998

Assets                                           (unaudited)
Current assets:                                  -----------
   Cash and cash equivalents                   $   163,098          $  201,887
   Accounts receivable, net                        153,509             139,812
   Inventories                                     307,246             326,787
   Deferred income taxes                            20,106              20,039
   Other receivables - affiliates                    4,191               3,707
   Prepaid and other                                34,585              29,980
                                                 ---------           ---------
	       Total current assets                682,735             722,212

Property and equipment,  net                       313,557             282,254
Goodwill, net                                       80,267              33,479
Other assets                                        11,178              10,708
                                                 ---------           ---------
	       TOTAL ASSETS                     $1,087,737          $1,048,653
                                                 =========           =========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt - bank                       $   22,111          $    9,887
   Current maturities of long-term debt              3,173               2,911
   Accounts payable:
	   Trade                                    46,162              39,507
	   Affiliates                               33,847              37,800
   Income taxes payable                              9,888              15,650
   Accrued payroll and benefits                     22,914              36,361
   Accrued expenses                                 56,372              27,309
                                                 ---------           ---------
	       Total current liabilities           194,467             169,425
                                                 ---------           ---------
Long-term debt                                      13,776               8,376
Deferred income taxes                               10,323               8,563
Other liabilities                                   23,531              11,405
                                                 ---------           ---------
		 TOTAL LIABILITIES                 242,097             197,769
                                                 ---------           ---------
Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares; none
       issued or outstanding
   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;
       88,184,125 (December 1998) and
       88,183,500 (March 1998) issued.                 882                 882
   Additional paid-in capital                      325,028             325,017
   Retained earnings                               539,335             522,410
   Foreign currency translation adjustment           7,908               2,575
   Less  common stock in treasury, at cost:
   1,654,100 shares                                (27,513)
                                                 ---------           ---------
      TOTAL STOCKHOLDERS' EQUITY                   845,640             850,884
                                                 ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,087,737          $1,048,653
                                                 =========           =========
See accompanying notes to consolidated financial statements.

			  AVX CORPORATION AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
		     (dollars in thousands, except share data)

				Three Months ended         Nine Months ended
				    December 31,              December 31,
                                ------------------         -----------------
				 1998         1997          1998       1997

Net sales                      $310,718     $319,651      $926,862   $962,682
Cost of sales                   273,804      245,478       795,884    731,111
                                -------      -------       -------    -------
     Gross profit                36,914       74,173       130,978    231,571
Selling, general,
and administrative expenses      29,450       27,727        86,005     84,668
                                -------      -------       -------    -------
     Profit from operations       7,464       46,446        44,973    146,903
Other income (expense):
     Interest income              1,640        2,858         6,204      8,748
     Interest expense              (492)        (480)       (1,710)    (1,438)
     Other, net                     420         (469)           13        246
                                -------      -------       -------    -------
Income before income taxes        9,032       48,355        49,480    154,459
Provision for income taxes        2,980       15,026        15,512     49,465
                                -------      -------       -------    -------
Net income                     $  6,052     $ 33,329      $ 33,968   $104,994
                                =======      =======       =======    =======
Basic and diluted income
per share                      $   0.07     $   0.38      $   0.39   $   1.19
Dividends declared per share   $  0.065     $   0.06      $  0.195   $   0.18
Weighted average number of
common shares outstanding    86,563,748   88,180,892    87,280,959 88,085,471

See accompanying notes to consolidated financial statements.

			    AVX CORPORATION AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
			       (dollars in thousands)

					      Nine Months Ended December 31,
                                               -----------------------------
						      1998        1997

Operating Activities:
    Net income                                      $ 33,968     $104,994
    Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                     69,659       64,896
    Deferred income taxes                              1,692       (1,563)
    Changes in operating assets
    and liabilities, net of effects
    of business acquired:
	Accounts receivable                            7,668        5,180
	Inventories                                   45,472      (74,160)
	Accounts payable and accrued expenses        (24,220)       2,722
	Income taxes payable                          (5,781)         668
	Other assets and liabilities                   7,800       (3,175)
                                                     -------      -------
   Net cash from operating activities                136,258       99,562
                                                     -------      -------
Investing Activities:
    Purchases of property and equipment              (72,839)     (75,807)
    Equity investments                                             (5,300)
    Business acquired, net of cash                   (58,027)
    Other                                                 17           67
                                                     -------       -------
    Net cash used in investing activities           (130,849)     (81,040)
                                                     -------       -------
Financing Activities:
    Purchase of treasury stock                       (27,513)
    Proceeds from issuance of debt                    17,764
    Repayment of debt                                (17,486)        (127)
    Dividends paid                                   (17,043)     (15,853)
    Proceeds from issuance of common stock                11        4,482
                                                     -------      -------
    Net cash from (used in) financing activities     (44,267)     (11,498)
                                                     -------      -------
Effect of exchange rate changes on cash                   69           39
                                                     -------      -------
Increase (decrease)  in cash and cash equivalents    (38,789)       7,063
Cash and cash equivalents at beginning of period     201,887      188,574
                                                     -------      -------
Cash and cash equivalents at end of period          $163,098     $195,637
                                                     =======      =======

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

	  As part of the Company's ongoing cost control measures, during the nine months ended December 31, 1998, the Company reduced headcount by 9.3%. The costs associated with the headcount reductions are included in the results for the period.

2.      Accounts Receivable:
		Accounts receivable consisted of:
						  December 31,       March 31,
						     1998               1998
                                                    -------           --------
Trade receivables                                  $188,003           $163,348
Less: allowances for doubtful accounts, sales
returns, distributor adjustments and discounts      (34,494)           (23,536)
                                                    -------            -------
						   $153,509           $139,812
                                                    =======            =======

3.      Inventories:
		Inventories consisted of:
						  December 31,       March 31,
						     1998              1998
                                                   --------            -------
Finished goods                                     $102,320           $116,811
Work in process                                     106,006            114,827
Raw material and supplies                            98,920             95,149
                                                    -------            -------
						   $307,246           $326,787
                                                    =======            =======

4.      Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Based upon information known to the Company, the Company had accrued approximately $2,800 at December 31, 1998 and management believes that it has adequate
reserves with respect to these matters.   Actual costs may vary from
these estimated reserves, but such costs are not expected to have material adverse effect on the Company's financial condition or results of operations.

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

	  The Company's total comprehensive income was $4,844 and $39,301 for the three and nine month periods ended December 31, 1998 and $36,235 and $103,997 for the three and nine month periods ended
      December 31, 1997, respectively. The only adjustment to net income in the periods was for foreign currency translation adjustments.

7.  Earnings Per Share:

	  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 86,563,748 and 87,280,959 for the three and nine month periods ended December 31, 1998 and 88,180,892 and 88,085,471 for the three and nine month periods ended December 31, 1997, respectively.

	  Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 86,608,593 and 87,299,321 for the three and nine month periods ended
      December 31, 1998 and 88,284,467 and 88,282,588 for the three and nine month periods ended December 31, 1997, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

	  Common stock equivalents which were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the respective period were as follows:
					       December 31,
				      1998                     1997
                                    -------------------------------
	       Quarter ended        373,426                   69,271
	       Nine months ended    487,036                    6,746

		       AVX CORPORATION AND SUBSIDIARIES
	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
			       UNAUDITED
 8. Acquisition:

	  On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74 million ($58 million in cash and $16 million of assumed debt ). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon preliminary evaluations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by approximately $50 million, which is being amortized on a straight-line basis over 20 years. The Company is in the process of finalizing the allocation of the purchase price to the assets acquired and the liabilities assumed. The final allocation is expected to be completed during the fourth quarter. The Company does not believe the final purchase price allocation will have a significant effect on the reported quarterly results of operations or financial condition. The results of operations of TPC are included in the accompanying financial statements from the date of acquisition.

9. Treasury shares:

	  In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 2.2 million shares of common stock may be purchased from time to time at the discretion of management. The repurchased shares are held as treasury stock and are available for general corporate purposes.

10.     Subsequent Event:

	  On January 28, 1999, the Company declared a $0.065 dividend per share of common stock with respect to the quarter ended December 1998, payable on February 16, 1999.

			 AVX CORPORATION AND SUBSIDIARIES
		     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
Three Months Ended December 31, 1998 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1997
----------------

  Three months ended December 31,                     1998               1997
  ---------------------------------------------------------------------------
  Net sales                                          100.0%             100.0%
  Cost of sales                                       88.1               76.8
  Gross profit                                        11.9               23.2
  Selling, general and administrative expenses         9.5                8.7
  Profit from operations                               2.4               14.5
  Income before income taxes                           2.9               15.1
  Net income                                           1.9               10.4


     Net sales in the three months ended December 31, 1998 decreased 2.8% to $310.7 million from $319.7 million in the three months ended December 31, 1997. Sales for the three months ended December 31, 1998 include $25.6 million of sales from TPC, a business acquired on June 2, 1998. Exclusive of the acquisition of TPC, sales declined 10.8%. The decrease was attributable to a combination of factors, including lower average selling prices, the Asian economic crisis negative impact on worldwide demand and prices, the softening in demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times, and the continued trend toward smaller part sizes which traditionally have lower average selling prices. Partially offsetting these decreases was the continued growth of Advanced and Connector products.

     Gross profit in the three months ended December 31, 1998 decreased to $36.9 million (11.9% of net sales) from $74.2 million (23.2% of net sales) in the three months ended December 31, 1997. The decrease in gross profit as a percentage of net sales can be attributed to the steep decline in selling prices, the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and lower throughput, which negatively impacts cost absorption, as a result of the soft demand and intentional reduction in the Company's inventory levels . Partially offsetting the effects of lower sales prices and volumes were lower product costs due to continued efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin Advanced and Connector products.

     Selling, general and administrative expenses in the three months ended December 31, 1998 increased to $29.4 million (9.5% of net sales) compared with $27.7 million (8.7% of net sales) in the three months ended December 31, 1997. The increase is attributable to lower sales, higher research and development spending and the integration of the recently acquired TPC operations.

     As a result of the above factors, profit from operations in the three months ended December 31, 1998 decreased to $7.5 million from $46.4 million in the three months ended December 31, 1997.

		    AVX CORPORATION AND SUBSIDIARIES
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

    For the reasons set forth above, the benefit of foreign currency exchange gains in 1998 versus losses in 1997 and a $382 thousand dividend from a nonmarketable equity investment in 1997, net income in three months ended December 31, 1998 decreased to $6.1 million (1.9% of net sales) from $33.3 million (10.4% of net sales) in the three months ended
December 31, 1997.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended
-----------------------------------------------------------------
December 31, 1997
-----------------

  Nine months ended December 31,                  1998    1997
  ------------------------------------------------------------
  Net sales                                      100.0%  100.0%
  Cost of sales                                   85.9    75.9
  Gross profit                                    14.1    24.1
  Selling, general and administrative expenses     9.3     8.8
  Profit from operations                           4.9    15.3
  Income before income taxes                       5.3    16.0
  Net income                                       3.7    10.9


     Net sales in the nine months ended December 31, 1998 decreased 3.7% to $926.9 million from $962.7 million in the nine months ended December 31, 1997. Sales for the nine months ended December 31, 1998 include $62.3 million of sales from TPC, a business acquired on June 2, 1998. Exclusive of the acquisition of TPC, sales declined 10.2%. The decrease was attributable to a combination of factors, including lower average selling prices, the Asian economic crisis negative impact on worldwide demand and prices, the softening in demand of the electronic component industry as customers reduce their level of inventory and suppliers reduce their lead times, and the continued trend toward smaller part sizes which traditionally have lower average selling prices. Partially offsetting these decreases was the continued growth of Advanced and Connector products.

     Gross profit in the nine months ended December 31, 1998 decreased to $131.0 million (14.1% of net sales) from $231.6 million (24.1% of net sales) in the nine months ended December 31, 1997. The decrease in gross profit as a percentage of net sales can be attributed to the steep decline in selling prices, the rising cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and lower throughput, which negatively impacts cost absorption, as a result of the soft demand and the intentional reduction in the Company's inventory levels. Partially offsetting the effects of lower sales prices and volumes were lower product costs due to continued efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin Advanced and Connector products. The 1997 results reflect a temporary halt in production in the Czech Republic as a result of floods.

     Selling, general and administrative expenses in the nine months ended December 31, 1998 were $86.0 million (9.3% of net sales) compared with $84.7 million (8.8% of net sales) in the nine months ended December 31, 1997. The increase is primarily attributable to lower sales and the integration of the recently acquired TPC operations.

		  AVX CORPORATION AND SUBSIDIARIES
	      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

     As part of the Company's ongoing cost control measures, during the nine months ended December 1998 the Company reduced headcount by 9.3%. The costs associated with the headcount reductions are included in the results for the period.

     As a result of the above factors, profit from operations in the nine months ended December 31, 1998 decreased to $45.0 million from $146.9 million in the nine months ended December 31, 1997.

     For the reasons set forth above, the benefit of foreign currency exchange gains in 1998 versus losses in 1997 and a $1.4 million dividend from a nonmarketable equity investment in 1997, net income in nine months ended December 31, 1998 decreased to $34.0 million (3.7% of net sales) from $105.0 million (10.9% of net sales) in the nine months ended December 31, 1997.


				      Outlook
                                      -------
     As discussed above, precious metal costs, selling price pressures and soft demand continue to create difficult market conditions. The Company believes, despite such current conditions, that there are several factors which should lead toward improved profitability during the next year, including,
(a) an expanding use of electronics and the resulting increased demand for passive components and interconnect products, (b) the Company's ongoing efforts to substitute base metals for precious metals in the manufacture of ceramic capacitors, (c) cost control measures, such as the previously implemented headcount reduction and continuous improvements in production processes,
(d) the growth of Advanced products through innovation and component design in conjunction with our customers, and (e) the expanded product offerings resulting from the TPC acquisition.


		       Liquidity and Capital Resources
                       -------------------------------
    The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 1998, the Company had a current ratio of
3.5 to 1, $163.1 million of cash and cash equivalents, $845.6 million of stockholders' equity and an insignificant amount of long-term debt.

    Net cash from operating activities was $136.3 million in the nine months ended December 31, 1998 compared to $ 99.6 million in the nine months ended December 31, 1997. The Company's control over inventory levels and other items, partially offset by lower earnings before depreciation and amortization, contributed to the increase.

    Purchases of property and equipment were $72.8 million in the nine month period ended December 31, 1998 and $75.8 million in the nine month period ended December 31, 1997. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

		     AVX CORPORATION AND SUBSIDIARIES
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (continued)

     On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74.0 million, including the assumption of debt. The Company's net cash outlay was $58.0 million.

    During the nine month period ended December 31, 1997 the Company invested $5.3 million in a research and development company (Electro-Chemical Research Ltd. "ECR"). ECR has developed and patented a technology for high capacity electrical storage devices.

    In accordance with the Company's stock repurchase program, the Company purchased 1,654,100 shares at a cost of $27.5 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

    Based on the financial condition of the Company as of December 31, 1998, management believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research and development expenses and any dividends to be paid in the foreseeable future.

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

     For its information technology systems, the Company is currently 90% complete with the remediation phase for all major systems and expects to complete software reprogramming and replacement no later than February 15, 1999. After completing the reprogramming and replacement of software, the Company plans call for integrated testing and implementing its information technology system. The Company has completed 70% of its testing and has implemented 60% of its remediated systems. The testing and remediation of all systems is expected to be completed by the quarter ended June 1999.

     For operating equipment systems, the Company is currently 90% complete with the remediation phase of the resolution process. The Company has completed 80% of its testing and has implemented 75% of its remediated equipment. The testing and remediation of all equipment systems is expected to be completed by the quarter ended June 1999.

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

     The Company is using both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $5.2 million and is being funded through operating cash flows. The Company has incurred approximately $3.0 million ($1.2 million expensed and $1.8 million capitalized for new systems and equipment), related to all phases of the Year 2000 project.

     Of the remaining project costs, approximately $1.2 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $1.0 million relates to remediation of hardware and software and will be expensed as incurred.

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




Date:  February 7, 1999



				AVX Corporation

						/s/ Donald B. Christiansen
                                               -----------------------------
						Donald B. Christiansen
						Chief Financial Officer,
						Senior Vice President and
						Treasurer