Form 10-K
period 1999-03-31
AVX CORP /DE
filed 1999-06-14
CIK 859163

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

				  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended March 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-10431

				 AVX CORPORATION
		  (Exact Name of Registrant as Specified in its Charter)

Delaware                                  33-0379007
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

801 17th Avenue South
Myrtle Beach, South Carolina                      29577
(Address of principal executive offices)        (Zip Code)

				(843) 448-9411
	      (Registrant's telephone number, including area code)
			   _______________________
Securities registered Pursuant to Section 12(b) of the Act:
Title of Each Class             Name of each exchange on which registered

Common Stock, $.01par value per share   New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Based on the closing sales price of $20 15/16 on May 21, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant as of that date was $420,948,960.
As of May 21, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 86,255,025 shares.

DOCUMENTS INCORPORATED BY REFERENCE
There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on July 15, 1999.

TABLE OF CONTENTS

Part I                                                                   Page
Item 1. Business                                                            3
Item 2. Properties                                                         11
Item 3. Legal Proceedings                                                  12
Item 4. Submission of Matters to a Vote of Security Holders                12

Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder
	Matters                                                            12
Item 6. Selected Financial Data                                            13
Item 7. Management's Discussion and Analysis of Results of Operations
	and Financial Condition                                            13
Item 7A.Quantitative and Qualitative Disclosures About Market Risk         18
Item 8. Financial Statements and Supplemental Data                         20
Item 9  Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure                                               20

Part III
Item 10.Directors and Executive Officers of the Registrant                 20
Item 11.Executive Compensation.                                            20
Item 12 Security Ownership of Certain Beneficial Owners and Management     20
Item 13.Certain Relationship and Related Transactions                      20

Part IV
Item 14.Exhibits, Financial Statements Schedules, and Reports on
	Form 8-K                                                           20
Signatures                                                                 22

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
		  Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Management's Discussion and Analysis of Results of Operations and Financial Condition, " and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal 2000, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research, capital expenditures and Year 2000 issues, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

PART I
Item 1.   Business

  AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. The Company's passive electronic component sales include ceramic and tantalum capacitors, both in "leaded" and "surface-mount" versions, film capacitors, ferrites, varistors and non-linear resistors manufactured in the Company's facilities located throughout the world and passive components manufactured by Kyocera Corporation of Japan, a public company, and the Company's majority stockholder ("Kyocera"). These products are used in virtually all electronic products to store, filter or regulate electric energy. The Company also manufactures and sells electronic connectors and distributes and sells certain connectors manufactured by Kyocera.

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

  The Company's customers include leading original equipment manufacturers in such industries as telecommunications, data processing, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems, and consumer electronics. Sales are coordinated by Company-employed direct sales personnel, independent manufacturers' representatives, and independent electronic component distributors.

  The overall growth in the electronics industry over the past several years can be particularly attributed to:

* the development of new products and applications in established electronics markets, such as cellular telephones and personal computers;
* the proliferating use of electronic systems in products in which such use had been historically absent or limited, such as automobiles, home appliances, and medical devices; and
* the increase in the number of capacitors required in certain electronic products with higher levels of complexity and functionality, such as those that use state-of-the-art microprocessors.

  The Company's executive offices are located in Myrtle Beach, South Carolina and its manufacturing facilities are located in North America, Latin America, Europe and Asia.

Products

  AVX offers an extensive line of passive components, designed to provide its customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 91% of the Company's net sales and connectors accounted for approximately 9% of net sales in fiscal 1999.

  * Passive Components

  AVX manufactures a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. The Company's strategic focus on the growing use of ceramic and tantalum capacitors is reflected in its investment during the past three years of approximately $264.4 million, primarily to increase its capacitor manufacturing capacity. The Company believes that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

  Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring lower to medium capacitance values. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Capacitance is the measure of the capacitor's ability to store energy.

  Ceramic and tantalum capacitors are produced by the Company in two basic versions, leaded and surface-mount. Leaded capacitors are attached to a circuit board using lead wires while surface-mount capacitors are attached directly to a circuit board. In recent years there has been significant industry-wide growth in the use of surface-mount capacitors, and industry analysts have predicted that this would cause the market for leaded capacitors to decline significantly. In certain applications, however, leaded capacitors continue to be the component of choice. The net sales of surface-mount and leaded ceramic and tantalum capacitors accounted for approximately 53% of the Company's passive component net sales in fiscal 1999.

  The Company also offers a line of advanced passive component products in order to fill the special needs of its customers. The Company's advanced products engineers work with certain customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits AVX, through its research and development activities, to make technological advances, provide the customer with a design solution to fit its needs, gain a marketing inroad with the customer with respect to AVX's complete product line and, in some cases, develop products that can be sold to additional customers in the future. AVX's advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 19% of passive component net sales in fiscal 1999.

  With the acquisition of Thomson-CSF's passive component business ("TPC") in June of 1998, the Company expanded its family of passive components to included film capacitors, ferrites, high-energy/voltage power capacitors, varistors and non-linear resistors. These products share the same distribution and market channels as the Company's historical product base and further enhance the Company's product offerings. The sale of TPC products accounted for approximately 8% of passive component net sales in fiscal 1999.

  The Company has a non-exclusive license to distribute and sell Kyocera products everywhere in the world except Japan. The Company's distribution and sale of certain Kyocera products broaden the Company's range of products and further facilitate its ability to offer "one-stop shopping" for its customers' electronic components needs. Kyocera's passive components sold by the Company include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 20% of passive component net sales in fiscal 1999.

  * Connectors

  The Company manufactures high-quality electronic connectors and inter-connect systems for use in the computer, telecommunications, automotive electronics, medical device, military and aerospace industries. The Company's product lines include a variety of industry-standard connectors as well as products designed specifically for its customers' unique applications. The Company produces fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. The Company also has developed a value-added business in flat ribbon cable assembly and in backpanel and card edge assemblies. The Company also sells certain connectors manufactured by Kyocera.

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

  Approximately 42%, 28% and 30% of the Company's net sales for fiscal 1999, were to customers in North America, Europe, and Asia, respectively. Financial information relating to geographic operations is set forth in the Company's consolidated financial statements contained elsewhere here in. The Company's products are marketed worldwide by the Company's own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis, and independent electronic component distributors. The Company has regional sales personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. The Company believes that this combination of distribution channels provides a high level of market penetration and efficient coverage of its customers on a cost-effective basis.

  Among the Company's customers are Motorola Inc.,Lucent Technologies,
American Telephone and Telegraph Corporation, L.M. Ericsson Telefonaktiebolaget, OY Nokia AB., Northern Telecom, Uniden and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Western Digital
Corp., Acer Incorporated, Sony Corporation, and Samsung Co. Limited in the data processing industry; and Ford Motor Co., Robert Bosch GmbH, Siemens AG, General Motors Corp. and Magneti Marelli S.p.A. in the automotive industry. The Company's largest customers vary on a year-to-year basis, and no customer has a long-term commitment to purchase products of the Company. No one customer has accounted for more than 10% of net sales for the past three years.

  AVX had a backlog of orders of approximately $228 million at March 31, 1999, $196 million at March 31, 1998, and $240 million at March 31, 1997. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. Backlog fluctuates year to year in part due to the changes in customer order patterns and the utilization of capacity in the industry. Generally, there has been a trend toward more orders being placed by customers on an "as needed" basis. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

  Research, Development and Engineering

  AVX's emphasis on research and development is reflected by the fact that most of the Company's manufactured products and manufacturing processes have been designed and developed by its own engineers and scientists. The Company's 60,000 square-foot facility in Myrtle Beach, South Carolina dedicated entirely to pure research and development, and provides centralized coordination of AVX's global research and development efforts. The Company also maintains significant research and development staffs at its facilities in Northern Ireland, Israel and England.

  The Company's research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size, and lower manufacturing costs associated with board assembly.
Research, development and engineering expenditures were approximately $42 million, $36 million and $33 million during fiscal 1999, 1998 and 1997, respectively.

  AVX owns United States patents as well as corresponding patents in various other countries, and also has patent applications pending, although patents are not in the aggregate material to the successful operation of the business.

  Public Offering

  From January 1990 through August 15, 1995, the Company was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 19,650,000 shares of the Company's Common Stock, and the Company sold an additional 2,200,000 shares, in a public offering. Kyocera currently owns approximately 77% of the Company's outstanding Common Stock.

  Transactions with Kyocera

  Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in the Consolidated Financial Statements of the Company set forth elsewhere in this report. The Company also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of the Company and is required to review and approve such agreements and any other significant transactions between the Company and Kyocera not covered by such agreements.

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

  Buzzer Assembly Agreement. Pursuant to the Buzzer Assembly Agreement( the "Buzzer Agreement"), AVX assembles certain electronic components for Kyocera in the Company's Juarez, Mexico facility. Kyocera pays AVX a fixed cost mutually agreed upon by the parties for each component assembled plus a profit margin. The Buzzer Agreement will terminate on March 31, 2000, subject to the right of either party to terminate upon six months written notice.

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


  Palladium, a principal raw material used in the manufacture of ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $120 to $417 per troy ounce during the last three years. The Company is presently expanding the development and use of base metals, such as nickel, in place of palladium in certain multilayer ceramic product applications.

  Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under annual contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. Although the Company believes that there is currently no problem with the procurement of tantalum powder and that the tantalum required by the Company has generally been available in sufficient quantity, the limited number of tantalum powder suppliers could lead to higher prices.

  An inability of the Company to pass on an increase in palladium and tantalum cost to its customers could have a material adverse effect on the Company's results of operations.

  AVX internally develops and produces a majority of the ceramic raw materials used in its production processes and is expanding its ceramic production operations in order to meet increased demand. The Company believes that it is the only United States capacitor manufacturer that processes its own ceramic materials.

  Competition

  The Company encounters strong competition in its various product lines from both domestic and foreign manufacturers. Competitive factors in the markets of the Company's products include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery and price. The Company believes that it competes favorably on the basis of each of these factors. The breadth of the Company's product offering enables AVX to strengthen its market position by providing its customers with one of the broadest selections of passive electronic components and connector products available from one source. The Company's major competitors are Murata Manufacturing Company Ltd, KEMET Corporation, NEC Corporation, TDK Corporation and Vishay Intertechnology, Inc.

  Employees

  As of May 31, 1999, AVX employed approximately 15,100 full time employees. Approximately 3,400 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,600 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of various trade and government-affiliated unions.

  Environmental Matters

  The Company is subject in the United States to federal, state and local laws and regulations concerning the environment and to the environmental laws and regulations of the other countries in which it has manufacturing facilities. Based on the Company's periodic review of the operating policies and practices at all its facilities, the Company believes that its operations currently comply, in all material respects, with all such laws and regulations.

  The Company has been identified by the federal Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with thirteen sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At all but one site, financially responsible PRPs other than the Company also are, or have been, involved in site investigation and clean-up activities. Therefore, the Company believes that any liability resulting from these sites will be apportioned between the Company and other PRPs.

  To resolve its liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees (collectively, "Decrees") with federal and state regulatory agencies, governing the timing and nature of investigation and remediation. The Company has paid, or reserved for, all amounts required under the terms of these Decrees corresponding to its apportioned share of the liabilities. Such reserves for remediation, compliance and legal costs totaled $2.6 million at March 31, 1999. As is customary, the Decrees at sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of such reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, the Company does not believe that any additional costs to be incurred by the Company at any of the sites will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  In addition, the Company does not believe that any investigation or clean-up that may be required at any other locations will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  Executive Officers of the Registrant

  The following table provides certain information regarding the executive officers of the Company as of May 21, 1999:

	Name            Age          Position

Benedict P. Rosen       63 Chief Executive Officer
John S. Gilbertson      55 President and Chief Operating Officer
Donald B. Christiansen  60 Senior Vice President of Finance, Chief Financial
			    Officer and Treasurer
C. Marshall Jackson     50 Senior Vice President of Sales and Marketing
Ernie Chilton           55 Senior Vice President of Tantalum
S. M. Chan              43 Vice President of Sales and Marketing -Asia
Allan Cole              56 Vice President of Sales
Alan Gordon             50 Vice President of Sales and Marketing - Europe
John L. Mann            56 Vice President of Quality
Roberto E. Salazar      44 Vice President of Latin America Operations
Carl L. Eggerding       49 Vice President of Advanced Products and Technology
			    Center
Kurt P. Cummings        43 Corporate Controller and Secretary

Benedict P. Rosen

Chairman of the Board and Chief Executive Officer effective July 1997. Chief Executive Officer and President of the Company from April 1993 until July 1997 and a member of the Board since January 1990. Executive Vice President from February 1985 to March 1993 and employed by the Company since 1972. Senior Managing and Representative Director of Kyocera since June 1995 and previously served as a Managing Director of Kyocera from 1992 to June 1995. Director of Nitzanim-AVX/Kyocera-Venture Capital Fund Ltd., Aerovox Corporation and the Nordson Corporation.

John S. Gilbertson

President since July 1997. Chief Operating Officer of the Company since April 1994, and a member of the Board since January 1990. Executive Vice President from April 1992 to July 1997, Senior Vice President from September 1990 to March 1992 and employed by the Company since 1981. Director of Kyocera since June 1995.

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


Ernie Chilton

Senior Vice President-Tantalum since April 1994. From January 1990 until February 1993, Mr. Chilton served as Vice President of AVX. Mr. Chilton has been employed by the Company since 1979.

S. M. Chan

Vice President of Sales and Marketing Asia since April 1994. From April 1992 until March 1994, Mr. Chan served as the Director of Marketing of AVX. Mr. Chan has been employed by AVX since October 1990.

Allan Cole

Vice President of Sales of the Company since May 1987. Mr. Cole has been employed by AVX since 1977 serving in several sales management positions, both domestic and international.

Alan Gordon

Vice President of European Sales and Marketing of Europe since February 1993. From January 1991 until February 1993, Mr. Gordon served as the Director of Marketing of AVX. Mr. Gordon has been employed by AVX since 1991.

John L. Mann

Vice President of Quality of the Company since May 1986. From March 1984 until May 1986, Mr. Mann served as the Corporate Director of Quality.

Carl L. Eggerding

Vice President of Advanced Products and Technology Center since July 1997. Employed by the Company since April 1996. Prior to April 1996, employed by IBM as Director of Development for Organic Packaging Technology.

Roberto E. Salazar

Vice President of Latin America Operations since July 1997. Served as General Manager of El Salvador Operations from 1980 until 1993. Division President for El Salvador and later Chihuahua Mexico operations. Business manager for the radial conformed coated devices with worldwide responsibility since 1986.

Kurt P. Cummings

Secretary of the Company since July 1997. Corporate Controller of the Company since June 1992.

Item 2.  Properties

The Company conducts manufacturing operations throughout the world. All the Company's operations around the world are certified to the ISO 9000 international quality control standards. ISO 9000 is a comprehensive set of quality program standards developed by the International Organization for Standardization. Many facilities have also been qualified under a new set of stringent QS 9000 quality standards developed by the US automotive industry.

Virtually all manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP) .A list of the Company's facilities, their square footage, whether they are leased or owned and a description of their use follows:
				 Type
			Square    of              Description
Location                Footage Interest            of Use
UNITED STATES
Myrtle Beach, SC        546,098   Owned  Manufacturing/Research/
					  Headquarters -PC - CP
Myrtle Beach, SC         69,000   Owned  Office/Warehouse - PC, CP
Conway, SC               70,408   Owned  Manufacturing - PC
Biddeford, ME            72,000   Owned  Manufacturing  - PC
Colorado Springs, CO     15,000   Owned  Manufacturing  - PC
El Paso, TX              24,460  Leased  Warehouse - PC - CP
New Orleans, LA          18,840  Leased  Warehouse - PC
Olean, NY               107,400   Owned  Manufacturing - PC
Raleigh, NC             206,000   Owned  Manufacturing/Warehouse - PC - CP
Sun Valley, CA           25,000  Leased  Manufacturing - PC
Vancouver, WA            87,048  Leased  Manufacturing - PC
Vancouver, WA            10,800  Leased  Warehouse/Office - PC

OUTSIDE THE UNITED STATES
Beaune, France          235,210  Leased  Manufacturing - PC
Betzdorf, Germany       101,671   Owned  Manufacturing - CP
Biggleswade, England     10,000  Leased  Manufacturing - CP
Chihuahua, Mexico       393,952   Owned  Manufacturing - PC
Coleraine, N. Ireland   167,000   Owned  Manufacturing/Research - PC
Hong Kong                30,257   Owned  Warehouse - PC - CP
Jerusalem, Israel        98,200  Leased  Manufacturing/Research - PC
Juarez, Mexico           84,000   Owned  Manufacturing - PC - CP
Lanskroun, Czech
Republic                197,593  Leased  Manufacturing - PC
Lanskroun, Czech
Republic                201,586   Owned  Manufacturing - PC
Manaus, Brazil           78,500   Owned  Manufacturing - PC - CP
Uherske Hradiste,
Czech Republic          148,910  Leased  Manufacturing - PC - CP
Larne, N. Ireland       120,000   Owned  Manufacturing/Warehouse PC - CP
Newmarket, England       52,000  Leased  Manufacturing - CP
Penang, Malaysia        140,825   Owned  Manufacturing - PC
Paignton, England       154,909   Owned  Manufacturing/Research -PC
Saint-Apollinaire,
France                  321,535  Leased  Manufacturing - PC
Seurre, France          134,333  Leased  Manufacturing - PC
San Salvador,
El Salvador             232,981   Owned  Manufacturing - PC
Singapore                49,500  Leased  Manufacturing/Warehouse -PC - CP
Taipei, Taiwan           52,500   Owned  Manufacturing - PC

  In addition to the foregoing, the Company owns and leases a number of sales offices throughout the world.

  Management believes that all its property, plant and equipment is in good operating condition. The Company is constantly upgrading its equipment and adding capacity through greater use of automation. The Company's capital expenditures for plant and equipment were $97.7 million for fiscal 1999 and $100.4 million in fiscal 1998.

  Item 3.  Legal Proceedings

  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  Item 4.  Submission of Matters to a Vote of Securities Holders

  During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

  PART II


  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  Market for Common Stock

  The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol AVX. The following presents the high and low sale prices for the Company's Common Stock for each quarter since June 30, 1997 as reported on the New York Stock Exchange Composite Tape.

			 1999                            1998

		    High       Low                  High        Low
First quarter     $21 5/16   $15 5/8              $29 1/8     $19 3/4
Second Quarter    17 15/16    13 5/8               39 5/8      26 5/8
Third Quarter     20 3/4      13 1/2               34 1/2      17 11/16
Fourth Quarter    17 15/16    12 9/16              23 3/8      18 1/4

  Holders of Record

  At May 21, 1999, there were approximately 13,000 holders of record of the Company's Common Stock.

  Dividends

  The Company has declared and paid cash dividends of $.065 per share of Common Stock for the quarters ended March 31, 1999, December 31, 1998, September 30, 1998, June 30, 1998 and March 31, 1998. The Company declared and paid cash dividends for the quarters ended December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997 of $.06 per share of Common Stock. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

  Item 6.  Selected Financial Data

  The following table sets forth selected financial data for the Company for the five years ended March 31, 1999. The financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

			      Selected Financial Data
		     (dollars in thousands, except share data)
Income Statement data:

Year Ended March 31,       1999       1998        1997        1996        1995
Net sales               $1,245,473  $1,267,653  $1,126,178  $1,207,761 $988,893
Cost of sales            1,078,064     970,216     851,863     886,494  777,687
Gross profit               167,409     297,437     274,315     321,267  211,206
Selling, general and
administrative expenses    114,104     110,737     102,369     116,586  101,013
Profit from operations      53,305     186,700     171,946     204,681  110,193
Interest income              7,946      11,268       7,536       5,096    2,018
Interest expense            (2,228)     (1,921)     (2,049)     (2,352)  (2,229)
Other, net                   1,719       1,377       1,010       1,655    1,218
Income before income
taxes                       60,742     197,424     178,443     209,080  111,200
Provision for income
taxes                       19,226      62,773      57,102      71,344   36,329
Net income                 $41,516    $134,651    $121,341    $137,736  $74,871

Basic and diluted
income per share             $0.48       $1.53       $1.38       $1.58   $0.87
Weighted average common
shares outstanding     87,066,028  88,109,643  88,000,000  87,175,000 85,800,000
Cash dividends
declared per common share    $0.26      $0.245      $0.225      $0.229    $0.305

As of March 31, 1999 1998 1997 1996  1995
Balance sheet data:
Working capital           $471,253    $552,787    $456,672    $357,930  $224,999
Total assets             1,058,040   1,048,653     949,307     867,516   670,697
Long-term debt              12,714       8,376      12,170       8,507     9,544
Stockholders' equity       830,641     850,884     731,969     624,000   456,266

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  General

  The modest growth in sales from 1997 to 1999 is primarily the result of the Company increasing its production capacity to meet the unit expansion of the electronic components industry and the inclusion of approximately $85 million of net sales in 1999 as a result of the acquisition of TPC, effective
June 1998. This expansion has been due primarily to the growth of computer, telecommunications and automotive manufacturers' usage of passive electronic components, as the use of electronics in all walks of life has become more widespread and sophisticated.

  During this period of unit growth in the industry, the average selling prices of electronic components, as well as the selling prices of end use products which rely on passive components, have declined. In order to lower the costs of production, the Company continues to increase automation of its manufacturing processes, substitute base metals for precious metals in the manufacture of ceramic capacitors and transfer certain labor intensive manufacturing processes from countries with higher labor costs to lower labor cost areas (such as the Czech Republic, El Salvador, Malaysia and Mexico). The Company also places emphasis on the development of specialty advanced and connector products in order to take advantage of higher margin sales growth.

The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

Year Ended March 31,             1999        1998         1997
Net Sales                       100.0%      100.0%       100.0%
Cost of sales                    86.6        76.5         75.6
Gross profit                     13.4        23.5         24.4
Selling, general and
administrative expenses           9.2         8.7          9.1
Profit from operations            4.3        14.7         15.3
Income before income taxes        4.9        15.6         15.8
Provision for income taxes        1.5         5.0          5.0
Net income                        3.3        10.6         10.8

  Outlook

  Precious metal costs coupled with selling price pressures continue to create difficult market conditions, although the Company has recently experienced strengthened demand and firmer selling prices. The Company believes that there are several factors which may lead to improved profitability during the next year, including: (a) the expanding use of electronics and the resulting increased demand for passive components and interconnect products, (b) the Company's ongoing efforts to substitute base metals for precious metals in the manufacture of ceramic capacitors,
(c) continued improvements in production processes, (d) the growth of advanced products through innovation and component design in conjunction with our customers, and (e) expanded product offerings resulting from the TPC acquisition.

  Results of Operations

  Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

  Net sales for the year ended March 31, 1999 decreased 1.7% to $1,245.5 million from $1,267.7 million for the year ended March 31, 1998. Sales for the year ended March 31, 1999 include approximately $85 million of sales from TPC, a passive component manufacturing business acquired on June 2, 1998. Exclusive of the acquisition of TPC , sales declined 8.5%, although global unit sales increased year over year. The decrease in revenue was attributable to a combination of factors, including, the negative impact of the Asian economic crisis on worldwide demand and prices, a softening of demand in the electronic components industry as customers reduced their level of inventory and suppliers reduced their lead times, and the continued trend toward smaller part sizes, all of which contributed to lower average selling prices. Partially offsetting these overall effects was a 6.8% increase in sales of advanced products within the passive components group and an 8% increase in sales of connector products.

  Gross profit as a percentage of net sales for the year ended March 31, 1999 decreased 10.1% to $167.4 million (13.4% of net sales) from $297.4 million (23.5% of net sales) for the year ended March 31, 1998. As indicated above, overall sales prices in fiscal1999 were lower compared to fiscal 1998. Gross profit was also negatively impacted by the rising cost of palladium, a precious metal used in the manufacture of ceramic capacitors. Compared to fiscal 1998, the average market price for palladium during fiscal 1999 increased 152% to $315 per troy ounce. The overall impact of rising palladium prices is estimated to have reduced gross profit for fiscal 1999 by $16.7 million. Slightly lower throughput, which negatively impacts cost absorption, reflects soft demand and the intentional reduction in the Company's inventory levels, also contributed to the decline in gross profit. Partially offsetting these factors were continued production efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin advanced and connector products. Gross profit was also negatively impacted by costs associated with the integration of the recently acquired TPC operation into the Company's organization. . The benefit of cost cutting measures and organizational changes initiated since the TPC acquisition is expected to be realized during fiscal 2000.

  Selling, general and administrative expenses for the year ended March 31, 1999 were $114.1 million (9.2% of net sales), compared with $110.7 million (8.7% of net sales) in the year ended March 31, 1998. The increase is primarily attributable to the integration of the TPC operations and the amortization of goodwill related to the acquisition.

  Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were $42 million and $36 million in fiscal 1999 and 1998, respectively. These cost are incurred as the Company continues to enhance existing product lines and develop new products.

  As a result of the above factors, profit from operations for the year ended March 31, 1999, decreased to $53.3 million from $186.7 million for the year ended March 31, 1998.

  For the reasons set forth above and lower interest income on invested cash, net income in the year ended March 31, 1999 decreased to $41.5 million (3.3% of net sales) from $134.6 million (10.6% of net sales) for the year ended March 31, 1998.



  Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

  Net sales for the year ended March 31, 1998 increased 12.6% to $1,267.7 million from $1,126.2 million for the year ended March 31, 1997. The increase was primarily attributable to the growth in the ceramic and tantalum products, particularly surface-mount and advanced products. Despite the overall increase in sales, the Company's results continue to be impacted by several factors including: (a) the shortening of lead times as customers reduced their level of inventory and suppliers reduced lead times, (b) a continuation of the trend toward surface-mount products and smaller part sizes, which traditionally have lower average selling prices, (c) an overall reduction in selling prices, (d) the uncertainties surrounding the Asian economic crisis and (e) the strengthening of the U.S. dollar and certain European currencies, which had a modest dampening effect on reported U.S. dollar sales.

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

  As a result of the above factors, profit from operations for the year ended March 31, 1998 increased 8.6% to $186.7million from $171.9 million for the year ended March 31, 1997.

  For the reasons set forth above, higher interest income on invested cash and a $3.1 million dividend from a nonmarketable equity investment, net income in the year ended March 31, 1998 increased 11.0% to $134.6 million (10.6% of net sales) from $121.3 million (10.8% of net sales) for the year ended March 31, 1997.

  Financial Condition

  Liquidity and Capital Resources

  The Company's liquidity needs arise primarily from working capital requirements, dividends and capital expenditures. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of March 31, 1999, the Company had a current ratio of 3.4 to 1, $173.1 million of cash and cash equivalents, $830.6 million of stockholders' equity and an insignificant amount of long-term debt.

  Net cash from operating activities was $184.4 million for the year ended March 31, 1999, compared to $136.8 million for the year ended March 31, 1998 and $167.9 million for the year ended March 31, 1997. The increase is primarily a result of an intentional reduction of inventories, partially offset by lower earnings before depreciation and amortization.

  Purchases of property and equipment were $97.7 million in fiscal 1999, $100.4 million in fiscal 1998, and $93.9 million in fiscal 1997. Virtually all expenditures related to expanding the production capabilities of the ceramic and tantalum surface-mount, advanced and interconnect product lines. The carrying value for the Company's equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. The Company continues to add additional capacity. The Company expects to construct additional facilities and purchase equipment totaling from $80 million to $150 million in fiscal 2000.

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

  Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have borrowed German deutsche marks and French francs under various bank agreements. These borrowings were used for working capital requirements and to repay other outstanding obligations.


  In fiscal 1999, 1998 and 1997, dividends of $22.7 million, $21.1 million and $19.4 million, respectively, were paid to stockholders.

  In accordance with the Company's stock repurchase program, the Company is authorized to purchase 2.2 million shares. As of March 31, 1999 the Company had purchased 1,929,100 shares at a cost of $31.7 million during fiscal 1999. The repurchased shares are held as treasury stock.

  The Company has established reserves in the three years ended March 31, 1999 for its projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of these periods.

  Based on the financial condition of the Company as of March 31, 1999, the Company believes that cash expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research and development expenses, stock repurchases and any dividends to be paid for the foreseeable future.

  Year 2000


  The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beginning January 1, 2000.
The Company has determined that it will be required to modify or replace some of its hardware and software so that those systems will properly process dates beyond December 31, 1999. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the financial position, results of operations or cash flows of the Company.

  The Company's procedures to resolve the Year 2000 issue have involved four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all major systems that could be affected by the Year 2000 issue. The assessment indicated that most of the Company's significant systems, such as customer order, manufacturing and accounting systems, could be affected.

  For its information technology systems, the Company is currently 100% complete with the remediation phase for all major systems and expects to complete software reprogramming and replacement no later than June 1, 1999. After completing portions of the reprogramming and replacement of software, the Company performs integrated testing and implementation. The Company has completed 90% of its testing and has implemented 80% of its remediated systems. The testing and remediation of all major systems is expected to be completed by the quarter ending June 1999 and other systems should be completed by September 1999.

  For operating equipment systems, the Company is currently 95% complete with the remediation phase of the resolution process. The Company has completed
85% of its testing and has implemented 75% of its remediated equipment systems. The testing and remediation of all critical equipment systems is expected to be completed by the quarter ending June 1999 and any other systems should be completed by September 1999.

  The Company has queried its important raw material and service suppliers relative to their resolution of the Year 2000 issue. The Company is not aware of any supplier problems that would materially impact results of operations, liquidity or capital resources. The Company has no means of ensuring that these entities will be Year 2000 ready. If important suppliers or customers are unable to complete their Year 2000 resolution, it could materially impact the Company.

  The Company does not yet have a comprehensive contingency plan with respect to the Year 2000 issue, but intends to establish such a plan in the near future as part of its ongoing Year 2000 effort.

  The Company is using both internal and external resources to reprogram, or replace, test and implement, its software and operating equipment systems. The total cost of the Year 2000 project is estimated at $5.7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $4.4 million ($2.0 million of which has been expensed and $2.4 million capitalized for new software and equipment), related to all phases of the Year 2000 project.

  Of the remaining estimated project costs, approximately $0.5 million is allocated to the purchase of new software and equipment, which will be capitalized. The remaining $0.8 million relates to anticipated remediation, testing and implementation of hardware and software and will be expensed as incurred.

  The Company's plan to complete the Year 2000 project discussed above is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates concerning the status of completion and expected completion dates are based on costs incurred to date compared to
total expected costs.    However, there can be no guarantee that these estimates
will be achieved and actual results could differ materially from those estimates.

  New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No. 133 for the quarter ended June 30, 2000. Currently, the Company is evaluating this standard and ithe impact it will have on the Company's consolidated financial statements

  Item 7A. Quantitative and Qualitative Disclosure about Market Risk

  Foreign Currency

  The Company's European sales, which account for approximately one-third of Company's revenues, generally are denominated in local currencies whereas those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Latin America. As a result, fluctuations in currency exchange rates affect the Company's operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, the Company periodically enters into forward exchange contracts to hedge external and intercompany foreign currency transactions.
The Company does not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses have been immaterial during the three years ended March 31, 1999.

  Assuming a 10% hypothetical adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss in fair value of exchange contracts held would not be material to the results, financial position or cash flows of the Company.

  Euro

  On January 1, 1999 certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company has successfully completed all the necessary enhancements to its sales order, banking arrangements and operational procedures to ensure Euro compliance. The Company is able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon the Company. The Company continues to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

  Precious Metals

  The Company is exposed to risk from fluctuations in prices for commodities used to manufacture its products, primarily palladium and tantalum.

  Palladium, a precious metal used in the manufacture of multilayer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $120 to $417 per troy ounce during the past three years. The Company has managed, through the use of forward purchase agreements and strategic spot buying, to purchase palladium at below average market cost each year. The Company is aggressively stepping up its efforts to substitute base metals for precious metals in the manufacture of ceramic capacitors. If the conversion to base metals occurs as planned, the Company anticipates that, by the end of fiscal 2000, it will have reduced its annual usage of palladium by 80%.

  Assuming a 10% hypothetical increase in the average cost of palladium purchased by the Company, gross profit for the year ended March 31, 1999 would have been negatively impacted by approximately $9.6 million.

  Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased under annual contracts through suppliers from various parts of the world at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. Although the Company believes that there is currently no problem with the procurement of tantalum powder and that the tantalum required by the Company has generally been available in sufficient quantity to meet requirements, the limited number of tantalum powder suppliers could lead to higher prices.

  Assuming a 10% hypothetical increase in the average cost of tantalum purchased by the Company, gross profit for the year ended March 31, 1999 would have been negatively impacted by approximately $6.6 million.

  Interest Rate Exposure

  Interest rate exposure is centrally managed by offsetting surplus cash and deposits against borrowings on a currency-by-currency basis. The Company maintains an insignificant amount of foreign currency denominated long-term and short-term debt. The term of these borrowings range from 3 months to 36 months, with both fixed and variable interest rates. A 10% adverse movement in interest rates would not have a material impact on the Company's operating results, financial position or cash flows.


Item 8.  Financial Statements and Supplementary Data

  The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented beginning on page 44 of this report:

									    Page
Consolidated Balance Sheets, March 31, 1999 and 1998                         23
Consolidated Statements of Income, Years Ended March 31, 1999, 1998 and 1997 24 Consolidated Statements of Stockholders' Equity, Years Ended March 31,
1999, 1998 and 1997                                                          25
Consolidated Statements of Cash Flows, Years Ended March 31,  1999, 1998
and 1997                                                                     26
Notes to Consolidated Financial Statements                                   27
Report of Independent Accountants                                            44

  All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	 None.

				     PART III

  Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement filed with the Security and Exchange Commission in June of 1999, which information is incorporated herein by reference.

				     PART IV

Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

  (b) Reports on Form 8-K
      None for the quarter ended March 31,1999

  (c) Exhibits:
      Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

	*3.1  Restated Certificate of Incorporation (incorporated by reference
	      to Exhibit 3.1 to Registration statement on Form S-1 (File No.
	      33-94310 of the Company (the "Form S-1"))).
	 3.2  By-laws of the Company as amended.
       *10.1  Amended AVX Corporation 1995 Stock Option Plan  (incorporated by
	      reference to Exhibit 4.1 to the Registration Statement on Form S-8
	      (File No. 333-37201) of the Company).
	10.2  Non-Employee Directors Stock Option Plan as amended.
       *10.3  Form of Employment Agreement between AVX Corporation and Benedict
	      P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).
       *10.4  Products Supply and Distribution Agreement by and between Kyocera
	      Corporation and AVX Corporation (incorporated by reference to Exhibit
	      10.4 to the Form S-1).
       *10.5  Disclosure and Option to License Agreement by and between Kyocera
	      Corporation and AVX Corporation (incorporated by reference to Exhibit
	      10.5 to the Form S-1).
       *10.6  Management Incentive Plan (incorporated by reference to Exhibit
              10.6
	      to the Form S-1).
	10.7  AVX Nonqualified Supplemental Retirement Plan (formerly known as
	      Deferred Compensation Plan).
       *10.8  Directors Deferred Compensation Plan (incorporated by reference to
        Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the
	      year ended March 31, 1997 (the "1997 Form 10-K")).
       *10.9  AVX Corporation SERP (incorporated by reference to Exhibit 10.9 To the Annual Report on Form 10-K of the Company for the year ended March
	      31, 1998 (the "1998 Form 10-K")).
	21.1  Subsidiaries of the Registrant.
	23.1  Consent of PricewaterhouseCoopers LLP
	24.1  Power of Attorney.
	27.1  Financial Data Schedule.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by:   /s/ Donald B. Christiansen
---------------------------------
DONALD B. CHRISTIANSEN
Senior Vice President of Finance, Chief Financial Officer and Treasurer
Dated: June 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                       Date
     *
-------------
Kazuo Inamori           Chairman Emeritus of the Board            June 10,1999

     *
-------------
Benedict P. Rosen       Chairman of the Board and Chief
			Executive Officer                         June 10,1999
     *
-------------
John S. Gilbertson      President and Chief Operating
			Officer and Director                      June 10,1999
     *
-------------
Donald B. Christiansen  Senior Vice President of Finance,
			Chief Financial Officer and Treasurer
			and Director                              June 10,1999
     *
-------------
Marshall D. Butler      Director                                  June 10,1999

     *
------------
Carroll A. Campbell     Director                                  June 10,1999

     *
------------
Richard Tressler        Director                                  June 10,1999

     *
------------
Kensuke Itoh            Director                                  June 10,1999

     *
------------
Rodney N. Lanthorne     Director                                  June 10,1999

     *
------------
Michihisa Yamamoto      Director                                  June 10,1999

     *
------------
Masahiro Umemura        Director                                  June 10,1999

     *
------------
Masahiro Yamamoto       Director                                  June 10,1999

     *
------------
Yuzo Yamamura           Director                                  June 10,1999


* by:   /s/ Donald B. Christiansen
	 DONALD B. CHRISTIANSEN, Attorney-in-Fact for each of
	 the persons indicated