Form 10-Q
period 1999-06-30
AVX CORP /DE
filed 1999-08-04
CIK 859163

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                 For the quarterly period ended June 30, 1999.
                                                -------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number 1-10431


                                 AVX CORPORATION

              Delaware                                           33-0379007
---------------------------------                          ---------------------
  (State of other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

            801 17th Avenue South, Myrtle Beach, South Carolina 29577
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 448-9411
                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
              ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at August 2, 1999
         -----                                     -----------------------------

         Common Stock, par value $0.01 per share              86,397,125

                                 AVX CORPORATION

                                      INDEX


                                                                                Page Number
                                                                                -----------
PART I:  Financial Information

ITEM 1. Financial Statements
        Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999            1
        Consolidated Statements of Income for the three months ended
        June 30, 1999 and 1998                                                        2

        Consolidated Statements of Cash Flows for the three months ended
        June 30, 1999 and 1998                                                        3

        Notes to Consolidated Financial Statements                                    4-6

ITEM 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition

PART II: Other Information

         Signatures

         Exhibits:
               10.10      Amended 1995 Stock Option Plan
               27         Financial Data Schedule (for SEC use only)

                        AVX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                       June 30, 1999       March 31, 1999
                                                                       -------------       --------------
                                                                        (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $   178,262         $   173,106
   Accounts receivable, net                                                 181,592             157,331
   Inventories                                                              287,828             277,393
   Deferred income taxes                                                     22,207              21,895
   Other receivables - affiliates                                             2,255               2,738
   Prepaid and other                                                         29,164              31,072
                                                                        -----------         -----------
               Total current assets                                         701,308             663,535

Property and equipment:
   Land                                                                      12,617              12,287
   Buildings and improvements                                               146,780             142,661
   Machinery and equipment                                                  734,028             730,574
   Construction in progress                                                  59,776              58,692
                                                                        -----------         -----------
                                                                            953,201             944,214
   Accumulated depreciation                                                (651,556)           (639,966)
                                                                        -----------         -----------
                                                                            301,645             304,248
Goodwill, net                                                                77,464              78,790
Other assets                                                                 12,893              11,467
                                                                        -----------         -----------
               TOTAL ASSETS                                             $ 1,093,310         $ 1,058,040
                                                                        ===========         ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term bank debt                                                 $    17,823         $    20,944
   Current maturities of long-term debt                                          95                 148
   Accounts payable:
           Trade                                                             52,159              46,737
           Affiliates                                                        43,404              32,311
   Income taxes payable                                                      20,836              11,995
   Accrued payroll and benefits                                              39,969              41,055
   Accrued expenses                                                          42,352              39,092
                                                                        -----------         -----------
               Total current liabilities                                    216,638             192,282
Long-term debt                                                               17,812              12,714
Deferred income taxes                                                         6,251               6,115
Other liabilities                                                            14,421              16,288
                                                                        -----------         -----------
                 TOTAL LIABILITIES                                          255,122             227,399
                                                                        -----------         -----------

Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares; None issued or outstanding
   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;  88,184,125 (June 1999)
          and 88,184,125 (March 1999) issued                                    882                 882
   Additional paid-in capital                                               325,181             325,028
   Retained earnings                                                        553,106             541,267
   Accumulated other comprehensive income (loss)                             (9,648)             (4,789)
   Common stock in treasury, at cost: 1,903,967 (June 1999)
     and 1,929,100 (March 1999) share                                       (31,333)            (31,747)
                                                                        -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                  838,188             830,641
                                                                        -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,093,310         $ 1,058,040
                                                                        ===========         ===========


          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (dollars in thousands, except share data)

                                                       Three Months ended June 30,
                                                    ---------------------------------

                                                        1999                  1998
                                                    ------------         ------------

Net sales                                           $    343,150         $    292,000
Cost of sales                                            289,291              240,540
                                                    ------------         ------------
     Gross profit                                         53,859               51,460
Selling, general and administrative expenses              27,458               27,880
                                                    ------------         ------------
     Profit from operations                               26,401               23,580
Other income (expense):
     Interest income                                       1,831                2,578
     Interest expense                                       (487)                (531)
     Other, net                                             (879)                (406)
                                                    ------------         ------------
Income before income taxes                                26,866               25,221
Provision for income taxes                                 9,420                7,819
                                                    ------------         ------------
Net income                                          $     17,446         $     17,402
                                                    ============         ============

Amounts per share:
  Basic and diluted income per share                $       0.20         $       0.20
                                                    ============         ============
  Dividends declared                                $      0.065         $      0.065
                                                    ============         ============


Weighted average number of common shares              86,258,257           87,973,038
outstanding


          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                            Three Months Ended June 30,
                                                                            ---------------------------

                                                                               1999              1998
                                                                            ---------         ---------

Operating Activities:
    Net income                                                              $  17,446         $  17,402
    Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization                                              22,371            21,286
    Changes in operating assets and liabilities, net of effects from business acquired:
        Accounts receivable                                                   (30,263)            5,593
        Inventories                                                           (13,228)           (4,108)
        Accounts payable and accrued expenses                                  20,836           (19,720)
        Income taxes payable                                                    9,031             3,379
        Other assets and liabilities                                            7,026             8,788
                                                                            ---------         ---------
    Net cash from operating activities                                         33,219            32,620
                                                                            ---------         ---------

Investing Activities:
    Purchases of property and equipment                                       (23,951)          (24,636)
    Business acquired, net of cash received                                                     (10,941)
    Loans to investee                                                            (625)
    Other                                                                        (265)
                                                                            ---------         ---------
    Net cash used in investing activities                                     (24,841)          (35,577)
                                                                            ---------         ---------

Financing Activities:
    Repayment of debt                                                          (3,293)              (42)
    Dividends paid                                                             (5,607)           (5,725)
    Purchase of treasury stock                                                                  (10,141)
    Proceeds from issuance of debt                                              5,636             2,836
    Exercise of stock options                                                     515                11
                                                                            ---------         ---------
    Net cash from (used in) financing activities                               (2,749)          (13,061)
                                                                            ---------         ---------
Effect of exchange rate changes on cash                                          (473)                9
                                                                            ---------         ---------
Increase (decrease) in cash and cash equivalents                                5,156           (16,009)
Cash and cash equivalents at beginning of period                              173,106           201,887
                                                                            ---------         ---------
Cash and cash equivalents at end of period                                  $ 178,262         $ 185,878
                                                                            =========         =========


          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                    (dollars in thousands, except share data)

1.  Basis of presentation:

    The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1999.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.  Accounts Receivable:

       Accounts receivable consisted of:
                                                   June 30,      March 31,
                                                     1999           1999
                                                  ---------      ---------
Trade                                             $ 216,497      $ 183,033
Less: allowances for doubtful accounts, sales
returns, distributor adjustments and discounts      (34,905)       (25,702)
                                                  ---------      ---------
                                                  $ 181,592      $ 157,331
                                                  =========      =========


3.  Inventories:

       Inventories consisted of:
                                                   June 30,      March 31,
                                                     1999           1999
                                                  ---------      ---------
Finished goods                                    $  86,365      $  91,551
Work in process                                     101,187         96,604
Raw materials and supplies                          100,276         89,238
                                                  ---------      ---------
                                                  $ 287,828      $ 277,393
                                                  =========      =========

                        AVX CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

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

Comprehensive income for the three months ended June, 30 1999 and 1998, includes the following components:

                                                       Three Months ended June 30,

                                                             1999             1998
                                                     --------------------------------
          Net income                                         17,446           17,402
          Other comprehensive income, net of tax:
          Foreign currency translation adjustment            (4,859)             (17)
                                                     --------------------------------
          Comprehensive income                               12,587           17,385
                                                     ================================

The accumulated balance of comprehensive income (loss), (all of which relate to foreign currency translation adjustments) as of June 30, 1999 and 1998 is as follows:

                                                       Three Months ended June 30,

                                                             1999             1998
                                                     --------------------------------
          Balance at beginning of period                    (4,789)            2,575
          Translation adjustment                            (4,859)              (17)
                                                     --------------------------------
          Balance at end of period                          (9,648)            2,558
                                                     ================================

6.  Earnings Per Share:

    Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 86,258,257 and 87,973,038 for the three months ended June 30, 1999 and 1998, respectively.

       Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 86,562,914 and 87,980,994 for the three months ended June 30, 1999 and 1998, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

7. Segment information:

       The Company has three reportable operating segments: Passive Components, Connectors and Research and Development. The Company is organized, exclusive of research and development, on the basis of products being separated into six units. Five of the units which manufacture or distribute ceramic, tantalum, film and power capacitors, ferrites and other passive devices have been aggregated into the segment "Passive Components".

       The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three months ended June 30,

                                   1999              1998
                                ---------         ---------
Net sales:

Passive components              $ 312,048         $ 263,893
Connectors                         31,102            28,107
Research & development               --                --
                                ---------         ---------
Total                           $ 343,150         $ 292,000
                                =========         =========

Operating profit:

Passive components              $  30,539         $  26,564
Connectors                          5,374             4,063
Research & development             (5,192)           (4,141)
Corporate administration           (4,320)           (2,906)
                                ---------         ---------
Total                           $  26,401         $  23,580
                                =========         =========

8. Acquisition:

    On June 2, 1998 the Company purchased the passive component business of Thomson-CSF ("TPC") for $74,000 ($58,000 in cash and $16,000 of assumed debt). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon market valuations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by approximately $49,000, which is being amortized on a straight-line basis over 20 years. The results of the operations of TPC are included in the accompanying financial statements from the date of acquisition.

9.  Subsequent Event:

    On July 15, 1999, the Company declared a $0.065 dividend per share of common stock with respect to the quarter ended June 30, 1999, payable on August 9, 1999.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three months ended June 30,                            1999           1998
---------------------------------------------------------------------------
Net sales                                               100%           100%
---------------------------------------------------------------------------
Cost of sales                                          84.3           82.4
---------------------------------------------------------------------------
Gross profit                                           15.7           17.6
---------------------------------------------------------------------------
Selling, general and administrative expenses            8.0            9.5
---------------------------------------------------------------------------
Profit from operations                                  7.7            8.1
---------------------------------------------------------------------------
Income before income taxes                              7.8            8.6
---------------------------------------------------------------------------
Provision for income taxes                              2.7            2.7
---------------------------------------------------------------------------
Net income                                              5.1            6.0
---------------------------------------------------------------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales in the three months ended June 30, 1999 increased 17.5% to $343.1 million from $292.0 million in the three months ended June 30, 1998. The increase was attributable to growth in both passive components and connectors, particularly tantalum and advanced products. Sales for the three months ended June 30, 1999 also benefited from a full three months of revenue from TPC, a passive component business acquired on June 2, 1998.

     Gross profit in the three months ended June 30, 1999 increased 4.7% to $53.9 million (15.7% of net sales) from $51.5 million (17.6% of net sales) in the three months ended June 30, 1998. The increase in gross profit can be attributed to additional sales. The decline in gross profit as a percentage of sales can be attributed to decline in selling prices and a rise in the cost of palladium, a principle raw material used in the manufacture of ceramic capacitors, and the continuing costs associated with the integration of the TPC operation. Offsetting these factors was the benefit of higher margin advanced product sales, improvements in manufacturing efficiencies, and higher throughput in the factories.

     Selling, general and administrative expenses in the three months ended June 30, 1999 were $27.5 million (8.0% of net sales) compared with $27.9 million (9.5% of net sales) in the three months ended June 30, 1998. The decline in selling, general and administrative expenses, as a percentage of sales, is primarily a result of higher sales and the Company's ongoing cost containment programs.

     As a result of the above factors, profit from operations in the three months ended June 30, 1999 increased 12.0% to $26.4 million from $23.6 million in the three months ended June 30, 1998.

     For the reasons set forth above, lower interest income on invested cash and a higher income tax rate as a result of the non recognition of certain foreign income tax benefits, net income in the three months ended June 30, 1999 was $17.4 million (5.1% of net sales) compared to $17.4 million (6.0% of net sales) in the three months ended June 30, 1998.

                         Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 1999, the Company had a current ratio of 3.2 to 1, $178.3 million of cash and cash equivalents, $838.2 million of stockholders' equity and an insignificant amount of long-term debt.

    Net cash from operating activities was $33.2 million in the three months ended June 30, 1999 compared to $32.6 million in the three months ended June 30, 1998.

    Purchases of property and equipment were $24.0 million in the three month period ended June 30, 1999 and $24.6 million in the three month period ended June 30, 1998. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America and Europe.

    On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74.0 million, including the assumption of debt. The Company made an initial payment of $10.9 million during the three months ended June 30,1998.

    Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have borrowed German deutsche marks and French francs under various bank agreements.

    Based on the financial condition of the Company as of June 30, 1999, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividends and acquisition payments to be paid in the foreseeable future.

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

    Item 1.  Legal Proceedings.
    None.

    Item 2.  Change in Securities.
    None.

    Item 3.  Defaults Upon Senior Securities.
    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its Annual Meeting of Stockholders on July 15, 1999 for the purpose of electing five Directors, ratifying an amendment to AVX Corporation 1995 Stock Option Plan, ratifying the Management Incentive Plan, and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class III directors with terms expiring at the Annual Meeting in July of 2002.

                                            Shares
                                             Voted            Shares
                                             "For"          "Withheld"
                                       ------------------------------------
Class III    Donald B. Christiansen       84,202,259          176,144
Class III    Mashiro Yamamoto             84,202,359          176,044
Class III    Yuzo Yamamura                84,202,359          176,044
Class III    Yasuo Nishiguchi             84,202,359          176,044
Class III    Henry C. Lucas               84,202,057          176,346


The following is a summary of directors who were not up for election and continue in office.


Class I      Kazuo Inamori
Class I      Kensuke Itoh
Class I      Benedict P. Rosen
Class I      Richard Tressler
Class I      Mashiro Umemura
Class II     Carrol A. Campbell, Jr.
Class II     John S. Gilbertson
Class II     Rodney N. Lanthorne
Class II     Michihisa Yamamoto

Proposal 2:

Ratification of an amendment to the 1995 Stock Option Plan to (a) increase the number of shares that may be issued under the plan by 500,000 and (b) modify the 300,000 share limit on the stock options that may be granted to any one individual during any five-year period to a 500,000 share limit.

               Shares               Shares
               voted                voted                 Shares
               "For"              "Against"            "Abstaining"
          --------------------------------------------------------------
             80,581,343             24,791                21,712

Proposal 3:

Ratification of the Management Incentive Plan:

               Shares               Shares
               voted                voted                 Shares
               "For"              "Against"            "Abstaining"
          --------------------------------------------------------------
             83,792,206            528,071                58,125

Proposal 4:

Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was approved with the following vote:

               Shares               Shares
               voted                voted                 Shares
               "For"              "Against"            "Abstaining"
          --------------------------------------------------------------
             84,347,263             12,602                18,538

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.10    Amended 1995 Stock Option Plan
27       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 2, 1999



                                               AVX Corporation

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