Form 10-Q
period 1999-09-30
AVX CORP /DE
filed 1999-11-03
CIK 859163

CONFORMED


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549
                          --------------------
                               Form 10-Q


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
	  For the quarterly period ended September 30, 1999.


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

	Yes   X           No ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                        Outstanding at November 1, 1999
  -----                                        -------------------------------
  Common Stock, par value $0.01 per share                         86,773,186

			  AVX CORPORATION

			      INDEX


                                                                  Page Number
                                                                  -----------
PART I: Financial Information

ITEM 1. Financial Statements

	Consolidated Balance Sheets as of September 30, 1999 and
	March 31, 1999                                                       1

	Consolidated Statements of Income for the three months ended
	September 30, 1999 and 1998 and for the six months ended
	September 30, 1999 and 1998                                          2

	Consolidated Statements of Cash Flows for the six months ended
	September 30, 1999 and 1998                                          3

	Notes to Consolidated Financial Statements                          4-7

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II: Other Information

	  Signatures

	  Exhibits

			   AVX CORPORATION AND SUBSIDIARIES
			      CONSOLIDATED BALANCE SHEETS
		       (dollars in thousands, except share data)


                                            September 30, 1999   March 31, 1999
                                                (unaudited)
                                            ------------------    ------------
Assets
Current assets:
   Cash and cash equivalents                      $    221,905      $  173,106
   Accounts receivable, net                            185,971         157,331
   Inventories                                         282,241         277,393
   Deferred income taxes                                22,193          21,895
   Other receivables - affiliates                        2,782           2,738
   Prepaid and other                                    33,761          31,072
                                                    ----------      ----------
	       Total current assets                    748,853         663,535

Property plant and equipment, net                      317,245         304,248
Goodwill, net                                           76,790          78,790
Other assets                                            14,199          11,467
                                                    ----------      ----------
     TOTAL ASSETS                                  $ 1,157,087     $ 1,058,040
Liabilities and Stockholders' Equity                ==========      ==========
Current liabilities:
   Short-term bank debt                            $    12,507     $    20,944
   Current maturities of long-term debt                     56             148
   Accounts payable:
	   Trade                                        63,585          46,737
	   Affiliates                                   47,338          32,311
   Income taxes payable                                 24,961          11,995
   Accrued payroll and benefits                         45,378          41,055
   Accrued expenses                                     46,521          39,092
                                                    ----------      ----------
	       Total current liabilities               240,346         192,282
Long-term debt                                          17,938          12,714
Deferred income taxes                                    6,776           6,115
Other liabilities                                       14,931          16,288
                                                    ----------      ----------
		 TOTAL LIABILITIES                     279,991         227,399
                                                    ----------      ----------
Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares; None
       issued or outstanding
   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;
       88,184,125 issued                                   882             882
   Additional paid-in capital                          328,845         325,028
   Retained earnings                                   574,013         541,267
   Accumulated other comprehensive income (loss)        (1,305)         (4,789)
   Common stock in treasury, at cost: 1,539,789
   (Sept. 1999) and 1,929,100 (March 1999) shares      (25,339)        (31,747)
                                                    ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                             877,096         830,641
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,157,087     $ 1,058,040
                                                    ==========      ==========

          See accompanying notes to consolidated financial statements.

                             AVX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (dollars in thousands, except share data)

                               Three Months ended         Six Months ended
                                   September 30,            September 30,
                               ------------------          ---------------
                                1999          1998         1999        1998

Net sales                   $  371,573   $  324,144    $  714,723  $  616,144
Cost of sales                  304,152      281,540       593,443     522,080
                               -------      -------       -------     -------
     Gross profit               67,421       42,604       121,280      94,064
Selling, general, and
administrative expenses         29,960       28,675        57,418      56,555
                               -------      -------       -------     -------
     Profit from operations     37,461       13,929        63,862      37,509
Other income (expense):
     Interest income             1,872        1,986         3,703       4,564
     Interest expense             (420)        (687)         (907)     (1,218)
     Other, net                   (521)          (1)       (1,400)       (407)
                               -------       ------        ------      ------
Income before income taxes      38,392       15,227        65,258      40,448
Provision for income taxes      12,285        4,713        21,705      12,532
                               -------      -------       -------     -------
Net income                   $  26,107     $ 10,514     $  43,553    $ 27,916
                               =======      =======       =======     =======
Basic and Diluted Income
 per share                   $    0.30     $   0.12     $    0.50     $  0.32
Dividends Declared           $   0.065     $  0.065     $    0.13     $  0.13
Weighted average number of
 common shares outstanding  86,460,460   87,313,613    86,359,911  87,641,524

See accompanying notes to consolidated financial statements.

                           AVX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (dollars in thousands)


                                               Six Months Ended September 30,

                                                      1999           1998
                                               ------------------------------
Operating Activities:
    Net income                                      $ 43,553      $ 27,916
    Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                     45,362        45,441
    Changes in operating assets and liabilities,
    net of effects of business acquired:
         Accounts receivable                         (32,758)      (13,020)
         Inventories                                  (4,773)       24,123
         Accounts payable and accrued expenses        43,777       (22,653)
         Income taxes payable                         12,649        (2,415)
  Other assets and liabilities                         2,120        11,108
                                                     -------       -------
   Net cash from operating activities                109,930        70,500

Investing Activities:
    Purchases of property and equipment              (55,843)      (49,520)
    Loans to investee                                 (1,025)
    Business acquired, net of cash                                 (58,027)
    Other                                               (563)           17
                                                     -------       -------
    Net cash used in investing activities            (57,431)     (107,530)
                                                     -------       -------
Financing Activities:
    Purchase of treasury stock                                     (22,147)
    Proceeds from issuance of debt                     7,318        17,764
    Repayment of debt                                 (9,307)      (16,153)
    Dividends paid                                   (10,807)      (11,418)
    Proceeds from issuance of treasury stock
       under option plans                              8,939            11
                                                     -------       -------
    Net cash from (used in) financing activities      (3,857)      (31,943)
                                                     -------       -------
Effect of exchange rate changes on cash                  157            54
                                                     -------       -------
Increase (decrease) in cash and cash equivalents      48,799       (68,919)
Cash and cash equivalents at beginning of period     173,106       201,887
                                                     -------       -------
Cash and cash equivalents at end of period         $ 221,905     $ 132,968
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


2.  Accounts Receivable:

      Accounts receivable consisted of:
                                              September 30,     March 31,
                                                  1999            1999
                                                ---------      ---------
                                                $ 225,981      $ 183,033
Less: allowances for doubtful accounts, sales
returns, distributor adjustments and discounts    (40,010)       (25,702)
                                                 --------       --------
                                               	$ 185,971      $ 157,331
                                                 ========       ========


3.  Inventories:

      Inventories consisted of:
                                            September 30,     March 31,
                                                1999            1999
                                              ---------      ---------
Finished goods                                $  85,167      $  91,551
Work in process                                 105,069         96,604
Raw materials and supplies                       92,005         89,238
                                                -------       --------
                                              $ 282,241      $ 277,393
                                                =======       ========

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

5. Comprehensive Income:

   Comprehensive income for the three and six month periods ended
September, 30 1999 and 1998, includes the following components:

                      	         	Three Months         Six Months
	Ended September 30,            1999      1998      1999     1998
                                    -------------------------------------
	Net income                   $26,107  $10,514   $43,553   $27,916
	Other comprehensive income,
        net of tax:
	Foreign currency translation
        adjustment                     8,343    6,558     3,484     6,541
                                    -------------------------------------
	Comprehensive income         $34,450  $17,072   $47,037   $34,457
	                            =====================================
The only adjustments to net income in the periods was for foreign currency translation adjustments.

6. Earnings Per Share:

   Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 86,460,460, 87,313,613, 86,359,911 and 87,641,524 for the three and six month periods ended September 30, 1999 and 1998, respectively.

   Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 87,326,463, 87,313,613, 86,919,838 and 87,650,499 for the three and six month periods ended September 30, 1999 and 1998, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations.
Common stock equivalents are computed using the treasury stock method.


	 		 AVX CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

   Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the respective period, were as follows:

                         September 30,
                      1999           1998
                      -------------------
Quarter ended           -          809,214
Six months ended     2,741         544,034


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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and six month periods ended September 30, 1999 and 1998:

                             Three Months           Six Months
Ended September 30,          1999    1998         1999     1998
                         ----------------------------------------
Net sales:
Passive components       $339,916   $294,260   $651,964  $558,153
Connectors                 31,657     29,884     62,759    57,991
Research & development          -          -          -         -
                         ----------------------------------------
Total                    $371,573   $324,144   $714,723  $616,144
                         ========================================


                             Three Months           Six Months
Ended September 30,          1999    1998         1999    1998
                         -----------------------------------------
Operating profit:
Passive components        $43,707    $16,821    $74,246   $43,385
Connectors                  6,699      6,275     12,073    10,338
Research & development     (6,900)    (6,153)   (12,092)  (10,294)
Corporate administration   (6,045)    (3,014)   (10,365)   (5,920)
                         -----------------------------------------
Total                     $37,461    $13,929    $63,862   $37,509
                         =========================================

		       AVX CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

8. Acquisition:
   On June 2, 1999 the Company purchased the passive component business of Thomson-CSF ("TPC") for $74,000 ($58,000 in cash and $16,000 of assumed debt). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon market valuations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by approximately $49,600, which is being amortized on a straight-line basis over 20 years. The results of the operations of TPC are included in the accompanying financial statements from the date of acquisition.

9. Subsequent Event:

   On October 18, 1999, the Company declared a $0.065 dividend per share of common stock with respect to the quarter ended September 30, 1999, payable on November 8, 1999.

ITEM 2.
		       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   Three months ended September 30,             1999       1998
   ------------------------------------------------------------
Net sales                                       100%       100%
Cost of sales                                   81.9       86.9
Gross profit                                    18.1       13.1
Selling, general and administrative expenses     8.1        8.8
Profit from operations                          10.1        4.3
Income before income taxes                      10.3        4.7
Net income                                       7.0        3.2


Three Months Ended September 30, 1999 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1998
------------------

  Net sales in the three months ended September 30, 1999 increased 14.6% to $371.6 million from $324.1 million in the three months ended
September 30, 1998. The increase was attributable to growth in both passive components and connectors, particularly tantalum and advanced products. The growth in sales is a result of the Company increasing its production capacity and the expansion of the worldwide demand for electronic components. This expansion has been led by the strong growth in the telecommunication and data processing industries, as the use of electronics in all walks of life has become more widespread and sophisticated.

   Gross profit in the three months ended September 30, 1999 increased 58.3% to $67.4 million (18.1% of net sales) from $42.6 million (13.1% of net sales) in the three months ended September 30, 1998. The increase in gross profit can be attributed to additional sales. As a result of increased worldwide demand for tantalum and ceramic capacitors, sales prices have stabilized. The improvement in gross profit as a percentage of sales, can be attributed to increased sales of high margin advanced and connector products, improvements in manufacturing processes and higher throughput in the factories. Gross profit continues to be negatively impacted by the rise in the cost of palladium, currently a raw material used in the manufacture of multilayer ceramic capacitors. Gross profit was also negatively impacted by the continuing costs associated with the integration of the TPC operation, a business acquired June 2, 1998. The benefit of cost cutting measures and organizational changes initiated since the acquisition has not yet been fully realized.

  Selling, general and administrative expenses in the three months ended September 30, 1999 were $30.0 million (8.1% of net sales) compared with $28.7 million (8.8% of net sales) in the three months ended September 30, 1998. The decline in selling, general and administrative expenses, as a percentage of sales, is primarily a result of higher sales, offset in part by higher research and development costs.

  As a result of the above factors, profit from operations in the three months ended September 30, 1999 increased 168.9% to $37.5 million from $13.9 million in the three months ended September 30, 1998.

  For the reasons set forth above, net income in the three months ended September 30, 1999 was $26.1 million (7.0% of net sales) compared to $10.5 million (3.2% of net sales) in the three months ended September 30, 1998.


  Results of Operations
  Six months ended September 30,             1999    1998
  --------------------------------------------------------
Net sales                                     100%    100%
Cost of sales                                 83.0    84.7
Gross profit                                  17.0    15.3
Selling, general and administrative expenses   8.0     9.2
Profit from operations                         8.9     6.1
Income before income taxes                     9.1     6.6
Net income                                     6.1     4.5

Six Months Ended September 30, 1999 Compared to Six Months Ended
----------------------------------------------------------------
September 30, 1998
------------------

   Net sales in the six months ended September 30, 1999 increased 16.0% to $714.7 million from $616.1 million in the six months ended September 30, 1998. The increase was attributable to growth in both passive components and connectors, particularly tantalum and advanced products. The growth in sales is a result of the Company increasing its production capacity and the expansion of the worldwide demand for electronic components. This expansion has been led by the strong growth in the telecommunication and data processing industries, as the use of electronics in all walks of life has become more widespread and sophisticated.

   Gross profit in the six months ended September 30, 1999 increased 28.9% to $121.3 million (17.0% of net sales) from $94.1 million (15.3% of net sales) in the six months ended September 30, 1998. The increase in gross profit can be attributed to additional sales. As a result of increased worldwide demand for tantalum and ceramic capacitors, sales prices have stabilized. The improvement in gross profit as a percentage of sales, can be attributed to increased sales of high margin advanced and connector products, improvements in manufacturing processes and higher throughput in the factories. Gross profit continues to be negatively impacted by the rise in the cost of palladium, currently a raw material used in the manufacture of multilayer ceramic capacitors. Gross profit was also negatively impacted by the continuing costs associated with the integration of the TPC operation, a business acquired June 2, 1998. The benefit of cost cutting measures and organizational changes initiated since the acquisition has not yet been fully realized.


   Selling, general and administrative expenses in the six months ended September 30, 1999 were $57.4 million (8.0% of net sales) compared with $56.6 million (9.2% of net sales) in the six months ended September 30, 1998. The decline in selling, general and administrative expenses, as a percentage of sales, is primarily a result of higher sales, offset in part by higher research and development costs.

   As a result of the above factors, profit from operations in the six months ended September 30, 1999 increased 70.3% to $63.9 million from $37.5 million in the six months ended September 30, 1998.

   For the reasons set forth above, partially offset by lower interest income and higher foreign currency exchange losses, net income in the six months ended September 30, 1999 was $43.6 million (6.1% of net sales) compared to $27.9 million (4.5% of net sales) in the six months ended September 30, 1998.

				    Outlook

   The increase in worldwide demand for passive components has led to stabilization in selling prices. As a result of this increased demand, the Company's backlog of unfilled orders has increased 166% since March 1999. The Company believes that in addition to the increased worldwide demand for electronic components, there are several other factors which should lead toward continued improvements in profitability during the next year, including,
(a) the Company's ongoing efforts to substitute base metals for precious metals in the manufacture of multilayer ceramic capacitors, (b) capacity expansion programs (c) cost control measures and continuous improvements in production processes, and (d) the growth of advanced and connector products through innovation and component design in conjunction with our customers. The Company intends to continue its cost cutting, organizational and marketing focus initiatives related to the TPC product line in order to improve its profitability.


			Liquidity and Capital Resources

   The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 1999, the Company had a current ratio of
3.1 to 1, $221.9 million of cash and cash equivalents, $877.1 million of stockholders' equity and an insignificant amount of long-term debt.

   Net cash from operating activities was $109.9 million in the six months ended September 30, 1999 compared to $70.5 million in the six months ended September 30, 1998.

   Purchases of property and equipment were $55.8 million in the six month period ended September 30, 1999 and $49.5 million in the six month period ended September 30, 1998. Expenditures for both periods were primarily for expanding production capabilities of the tantalum, ceramic and advanced product lines in North America and Europe.

  On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74.0 million, including the assumption of debt. The Company's net cash outlay was $58.0 million during the six months ended September 30,1998.

   Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks and French francs under various bank agreements.

   Based on the financial condition of the Company as of September 30, 1999, the Company believes that cash on hand, and expected to be generated from operating activities, will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering costs, and any dividends and acquisition payments to be paid in the foreseeable future.

			Impact of the Year 2000 Issue

   The Year 2000 Issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company determined that it was required to modify or replace some of its hardware and software so that those systems would properly utilize dates beyond December 31, 1999. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

   The Company's plan to resolve the Year 2000 Issue involved four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all major systems that could be affected by the Year 2000 Issue. The assessment indicated that most of the Company's significant systems, such as Customer order, Manufacturing and Accounting systems, could be affected.

   For its information technology systems, the Company completed all phases for all critical systems in June 1999 and completed all phases for other systems in September 1999.

   For operating equipment systems, the Company completed all aspects of remediation, testing and implementation of its equipment systems in September 1999.

   The Company has queried its important raw material and service suppliers relative to their resolution of the Year 2000 issue. The Company is not aware of any supplier problems that would materially impact results of operations, liquidity or capital resources. The Company has no means of ensuring that these entities will be Year 2000 ready. However, as of July 1999 all key suppliers have reported Year 2000 readiness. If important suppliers or customers are unable to complete their Year 2000 resolution, it could materially impact the Company.

  The Company has developed a contingency plan with respect to the Year 2000 issue and is broadly communicating this information internally.

   To date, the Company has incurred approximately $5.3 million ($2.7 million of which has been expensed and $2.6 million capitalized for new software and equipment), related to all phases of the Year 2000 Issue.

   While the Company believes it has addressed all critical Year 2000 issues, there can be no guarantee that these plans will be completed and results achieved.

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

   This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 2000, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development, capital expenditures and Year 2000 preparations. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's annual report on Form 10-K for the year ended March 31, 1999, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Part II:  Other Information
   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits:
    Exhibit 27.0 FDS

   (b)  Reports on Form 8-K.
    None.

					Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 1, 1999



	AVX Corporation

                                                    /s/ Donald B. Christiansen
                                                    Donald B. Christiansen
                                                    Chief Financial Officer,
                                                    Senior Vice President and
                                                    Treasurer