Form 10-Q
period 1999-12-31
AVX CORP /DE
filed 2000-01-20
CIK 859163

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999.


 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

                         Commission file number 1-10431


                                 AVX CORPORATION

                    DELAWARE                                33-0379007
                    --------                                ----------
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

         Yes  [X]          No  [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at January 14, 2000
-----                                        -------------------------------

Common Stock, par value $0.01 per share                           87,143,675

                                 AVX CORPORATION

                                      INDEX


                                                                                                   PAGE NUMBER

PART I:  Financial Information


ITEM 1.  Financial Statements


         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1999 .................       1

         Consolidated Statements of Income for the three months ended
           December 31, 1998 and 1999 and for the nine months ended December 31, 1998 and 1999...       2

         Consolidated Statements of Cash Flows for the nine months ended December 31, 1998
           and 1999..............................................................................       3

         Notes to Consolidated Financial Statements..............................................     4-6


ITEM 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition...       7


PART II: Other Information.......................................................................      11

ITEM 6.  Exhibits and Reports on Form 8-K........................................................      11

Signatures

Exhibits



                        AVX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                     March 31, 1999     December 31, 1999
                                                                     --------------    ------------------
                                                                                           (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                          $   173,106          $   234,391
   Accounts receivable, net                                               157,331              190,735
   Inventories                                                            277,393              305,170
   Deferred income taxes                                                   21,895               22,175
   Other receivables - affiliates                                           2,738                3,442
   Prepaid and other                                                       31,072               40,224
                                                                      -----------          -----------
               Total current assets                                       663,535              796,137

Property plant and equipment, net                                         304,248              343,468
Goodwill, net                                                              78,790               75,441
Other assets                                                               11,467               15,389
                                                                      -----------          -----------
               TOTAL ASSETS                                           $ 1,058,040          $ 1,230,435
                                                                      ===========          ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term bank debt                                               $    20,944          $    16,663
   Current maturities of long-term debt                                       148                   13
   Accounts payable:
           Trade                                                           46,737               73,939
           Affiliates                                                      32,311               55,054
   Income taxes payable                                                    11,995               34,909
   Accrued payroll and benefits                                            41,055               45,574
   Accrued expenses                                                        39,092               46,899
                                                                      -----------          -----------
               Total current liabilities                                  192,282              273,051

Long-term debt                                                             12,714               17,229
Deferred income taxes                                                       6,115                7,651
Other liabilities                                                          16,288               14,564
                                                                      -----------          -----------
                 TOTAL LIABILITIES                                        227,399              312,495
                                                                      -----------          -----------


Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
       Authorized, 20,000,000 shares; None issued or outstanding
   Common stock, par value $0.01 per share:
       Authorized, 300,000,000 shares;  88,184,125 issued                     882                  882
   Additional paid-in capital                                             325,028              333,353
   Retained earnings                                                      541,267              610,466
   Accumulated other comprehensive income (loss)                           (4,789)              (9,371)
   Common stock in treasury, at cost: 1,929,100 (March 1999)
     and 1,056,875 (Dec. 1999) shares                                     (31,747)             (17,390)
                                                                      -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                830,641              917,940
                                                                      -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,058,040          $ 1,230,435
                                                                      ===========          ===========



          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (dollars in thousands, except share data)



                                                THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                                -------------------------------    ----------------------------------
                                                        1998         1999                  1998              1999
                                                ---------------  --------------    ---------------   ----------------
Net sales                                       $      310,718   $     416,412     $      926,862    $     1,131,135

Cost of sales                                          273,804         328,620            795,884            922,063
                                                ---------------  --------------    ---------------   ----------------
     Gross profit                                       36,914          87,792            130,978            209,072

Selling, general, and administrative expenses           29,450          30,064             86,005             87,482
                                                ---------------  --------------    ---------------   ----------------
     Profit from operations                              7,464          57,728             44,973            121,590

Other income (expense):

     Interest income                                     1,640           2,747              6,204              6,450

     Interest expense                                     (492)           (546)            (1,710)            (1,453)

     Other, net                                            420           2,627                 13              1,227
                                                ---------------  --------------    ---------------   ----------------
Income before income taxes                               9,032          62,556             49,480            127,814

Provision for income taxes                               2,980          20,049             15,512             41,754

                                                ---------------  --------------    ---------------   ----------------
Net income                                      $        6,052   $      42,507     $       33,968    $        86,060
                                                ===============  ==============    ===============   ================
Income per share:

  Basic                                         $         0.07   $        0.49     $         0.39    $          0.99
                                                ===============  ==============    ===============   ================
  Diluted                                       $         0.07   $        0.48     $         0.39    $          0.99
                                                ===============  ==============    ===============   ================
Weighted average number of common shares:
  Basic                                             86,563,748      86,944,202         87,280,959         86,555,383

  Diluted                                           86,608,593      87,802,122         87,299,321         87,160,948

Dividends declared                              $        0.065   $       0.065     $        0.195    $         0.195
                                                ===============  ==============    ===============   ================







          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                                   1998             1999
                                                                             ---------------  ----------------
Operating Activities:

    Net income                                                                  $  33,968      $  86,060
    Adjustments to reconcile net income to net cash from
      operating activities:

    Depreciation and amortization                                                  69,659         70,765

    Changes in operating assets and liabilities, net of effects of business acquired:
        Accounts receivable                                                         7,668        (41,374)

        Inventories                                                                45,472        (30,331)

        Accounts payable and accrued expenses                                     (24,220)        65,435

        Income taxes payable                                                       (5,781)        25,811

        Other assets and liabilities                                                9,492         (8,348)
                                                                                ---------      ---------
   Net cash from operating activities                                             136,258        168,018
                                                                                ---------      ---------


Investing Activities:

    Purchases of property and equipment                                           (72,839)      (109,279)

    Loans to investee                                                                             (1,805)

    Business acquired, net of cash                                                (58,027)

    Other                                                                              17           (863)
                                                                                ---------      ---------
    Net cash used in investing activities                                        (130,849)      (111,947)
                                                                                ---------      ---------
Financing Activities:

    Purchase of treasury stock                                                    (27,513)

    Proceeds from issuance of debt                                                 17,764         11,861

    Repayment of debt                                                             (17,486)        (9,349)

    Dividends paid                                                                (17,043)       (16,861)

    Exercise of stock options                                                          11         19,920
                                                                                ---------      ---------
    Net cash from (used in) financing activities                                  (44,267)         5,571
                                                                                ---------      ---------
Effect of exchange rate changes on cash                                                69           (357)
                                                                                ---------      ---------
Increase (decrease)  in cash and cash equivalents                                 (38,789)        61,285

Cash and cash equivalents at beginning of period                                  201,887        173,106
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $ 163,098      $ 234,391
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


2.   Accounts Receivable:

       Accounts receivable consisted of:
                                                      March 31,    December 31,
                                                         1999          1999
                                                     -----------    -----------
Trade                                                  $ 183,033    $   232,699
Less: allowances for doubtful accounts, sales
  returns, distributor adjustments and discounts         (25,702)       (41,964)
                                                       ---------    -----------
                                                       $ 157,331     $  190,735
                                                       =========    ===========




3.   Inventories:

       Inventories consisted of:
                                                     March 31,     December 31,
                                                        1999           1999
                                                    -----------     -----------
Finished goods                                  $      91,551       $    99,591
Work in process                                        96,604           100,822
Raw materials and supplies                             89,238           104,757
                                               --------------       -----------
                                                $     277,393       $   305,170
                                               ==============       ===========

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

5.  Comprehensive Income:


    Comprehensive income for the three and nine month periods ended December 31, 1998 and 1999, includes the following components:

                                               Three Months               Nine Months
                                        ----------------------------------------------------
         Ended December 31,                   1998         1999          1998         1999
         ------------------             ----------------------------------------------------
Net income                                  $  6,052      $ 42,507      $ 33,968     $ 86,060

Other comprehensive income, net of tax:

Foreign currency translation adjustment       (1,208)       (8,066)        5,333       (4,582)
                                            --------      --------      --------     --------

Comprehensive income                        $  4,844      $ 34,441      $ 39,301     $ 81,478
                                            ========      ========      ========     ========


The only adjustment to net income in the periods was for foreign currency translation adjustments.


6.  Earnings Per Share:

    Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

                        AVX CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)


    Common stock equivalents, not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the respective period, were as follows:

                                      December 31,
                                 ----------------------
                                    1998          1999
                                 --------      --------
    Quarter ended                373,426            --
    Nine months ended            487,036            --


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

    The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and nine month periods ended December 31, 1998 and 1999:

                               Three Months                 Nine Months
                      ---------------------------   --------------------------
 Ended December 31,        1998            1999          1998           1999
-------------------   --------------------------------------------------------
 Net sales:

Passive components     $  282,392     $  382,777     $  840,545     $1,034,741
Connectors                 28,326         33,635         86,317         96,394
                       ----------     ----------     ----------     ----------
Total                  $  310,718     $  416,412     $  926,862     $1,131,135
                       ==========     ==========     ==========     ==========


                                 Three Months               Nine Months
                         --------------------------   ----------------------
 Ended December 31,              1998       1999         1998         1999
-------------------      ---------------------------------------------------
Operating profit:

Passive components           $  10,897  $  57,736      $  54,282   $ 131,982
Connectors                       4,369      7,394         14,707      19,467
Research & development          (4,856)    (4,523)       (15,150)    (16,615)
Corporate administration        (2,946)    (2,879)        (8,866)    (13,244)
                             ---------  ---------      ---------   ---------
Total                        $   7,464  $  57,728      $  44,973   $ 121,590
                             =========  =========      =========   =========

                        AVX CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

8.  Acquisition:

    On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74,000 ($58,000 in cash and $16,000 of assumed debt). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon market valuations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by approximately $49,600, which is being amortized on a straight-line basis over 20 years. The results of the operations of TPC are included in the accompanying financial statements from the date of acquisition.



ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      THREE MONTHS ENDED DECEMBER 31, 1999
                COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998


Results of Operations
Three months ended December 31,                      1998               1999
--------------------------------------------------------------------------------
Net sales                                              100%               100%
Cost of sales                                         88.1               78.9
Gross profit                                          11.9               21.1
Selling, general and administrative expenses           9.5                7.2
Profit from operations                                 2.4               13.9
Income before income taxes                             2.9               15.0
Provision for income taxes                             1.0                4.8
Net income                                             1.9               10.2


    Net sales in the three months ended December 31, 1999 increased 34.0% to $416.4 million from $310.7 million in the three months ended December 31, 1998. The increase was attributable to growth in both passive components and connectors. The growth in sales is a result of the expansion of the worldwide demand for electronic components and the Company's continued investment in plant and equipment in order to increase production capacity. This expansion has been led by the strong growth in the telecommunications and information technology hardware industries, as the use of electronics in all walks of life has become more widespread and sophisticated.

    Gross profit in the three months ended December 31, 1999 increased 137.8% to $87.8 million (21.1% of net sales) from $36.9 million (11.9% of net sales) in the three months ended December 31, 1998. The increase in gross profit can be attributed both to additional sales and improved operating efficiencies. As a result of increased worldwide demand for passive components, sales prices have stabilized and, in some cases, have increased. The improvement in gross profit as a percentage of sales can be attributed to the favorable pricing environment and the impact of improvements in our manufacturing processes and higher throughput in our factories. Gross profit continues to be negatively impacted by the rise in the cost of palladium, currently a raw material used in a portion of the multi-layer ceramic capacitors that the Company produces. The price we paid for palladium purchased during the three months ended December 31, 1999 exceeded the price paid for an equivalent amount of palladium purchased during the three months ended December 31, 1998 by approximately $8.0 million. The TPC passive component businesses acquired in June 1998 are not yet profitable, but efforts to stimulate sales growth and reduce costs are ongoing.

    Selling, general and administrative expenses in the three months ended December 31, 1999 were $30.1 million (7.2% of net sales) compared with $29.4 million (9.5% of net sales) in the three months ended December 31, 1998. The decline in selling, general and administrative expenses, as a percentage of sales, is a result of higher sales.

    As a result of the above factors, profit from operations in the three months ended December 31, 1999 increased 673.4% to $57.7 million from $7.5 million in the three months ended December 31, 1998.

    The results for the quarter ended December 31,1999 include the benefit of $3.0 million of other income as a result of a settlement for defective materials from a supplier. The expense related to the use of these materials was recorded in prior years.

    For the reasons set forth above, together with the benefit of higher net interest income offset in part by foreign currency exchange losses, net income in the three months ended December 31, 1999 was $42.5 million (10.2% of net sales) compared to $6.1 million (1.9% of net sales) in the three months ended December 31, 1998.

                      NINE MONTHS ENDED DECEMBER 31, 1999
                COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

Results of Operations
Nine months ended December 31,                           1998         1999
------------------------------                           ----         ----

Net sales                                                 100%           100%
Cost of sales                                            85.9           81.5
Gross profit                                             14.1           18.5
Selling, general and administrative expenses              9.3            7.7
Profit from operations                                    4.8           10.8
Income before income taxes                                5.3           11.3
Provision for income taxes                                1.6            3.7
Net income                                                3.7            7.6



    Net sales in the nine months ended December 31, 1999 increased 22.0% to $1,131.1 million from $926.9 million in the nine months ended December 31, 1998. The increase was attributable to growth in both passive components and connectors. The growth in sales is a result of the expansion of the worldwide demand for electronic components and the Company's continued investment in plant and equipment in order to increase production capacity. This expansion has been led by the strong growth in the telecommunications and information technology hardware industries, as the use of electronics in all walks of life has become more widespread and sophisticated.

    Gross profit in the nine months ended December 31, 1999 increased 59.6% to $209.1 million (18.5% of net sales) from $131.0 million (14.1% of net sales) in the nine months ended December 31, 1998. The increase in gross profit can be attributed both to additional sales and improved operating efficiencies. As a result of increased worldwide demand for passive components, sales prices have stabilized and, in some cases, have increased. The improvement in gross profit as a percentage of sales can be attributed to the favorable pricing environment and the impact of improvements in our manufacturing processes and higher throughput in our factories. Gross profit continues to be negatively impacted by the rise in the cost of palladium, currently a raw material used in a portion of the multi-layer ceramic capacitors that the Company produces. The price we paid for palladium purchased during the nine months ended December 31, 1999 exceeded the price paid for an equivalent amount of palladium purchased during the nine months ended December 31, 1998 by approximately $18.0 million. The TPC passive component businesses acquired in June 1998 are not yet profitable, but efforts to stimulate sales growth and reduce costs are ongoing.

    Selling, general and administrative expenses in the nine months ended December 31, 1999 were $87.5 million (7.7% of net sales) compared with $86.0 million (9.3% of net sales) in the nine months ended December 31, 1998. The decline in selling, general and administrative expenses, as a percentage of sales, is a result of higher sales, offset in part by higher research and development costs.

    As a result of the above factors, profit from operations in the nine months ended December 31, 1999 increased 170.4% to $121.6 million from $44.9 million in the nine months ended December 31, 1998.

    The results for the nine months ended December 31, 1999 include the benefit of $3.0 million of other income as a result of a settlement for defective materials from a supplier. The expense related to the use of these materials was recorded in prior years.

    For the reasons set forth above, and the benefit of higher net interest income offset in part by foreign currency exchange losses, net income in the nine months ended December 31, 1999 was $86.1 million (7.6% of net sales) compared to $34.0 million (3.7% of net sales) in the nine months ended December 31, 1998.

                                     OUTLOOK

    Our customers are forecasting an increase in demand for electronic components in order to meet expected demand for their end use products. The increase in worldwide demand for passive components has led to stabilized and, in some cases, increased, prices. As reflected in this year's quarterly sales results, we have significantly increased our production capacity in recent years through continued investment in plant and equipment. The Company believes that in addition to the increased worldwide demand for electronic components, there are several other factors that provide opportunities for continued improvements in profitability, including (a) the continued decrease in the amount of precious metal used and the substitution of base metals for precious metals in the manufacture of multi-layer ceramic capacitors, (b) capacity expansion programs and continuous improvements in production processes, (c) cost control measures and (d) the growth of advanced and connector products through innovation and component design in conjunction with our customers.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 1999, the Company had a current ratio of
2.92 to 1, $234.4 million of cash and cash equivalents, $917.9 million of stockholders' equity and an insignificant amount of long-term debt.

    Net cash from operating activities was $168.0 million in the nine months ended December 31, 1999 compared to $136.3 million in the nine months ended December 31, 1998.

    Purchases of property and equipment were $109.3 million in the nine month period ended December 31, 1999 and $72.8 million in the nine month period ended December 31, 1998. Expenditures for both periods were primarily for expanding production capabilities of the passive components and connector product lines throughout the world.

    On June 2, 1998, the Company purchased the passive component business of TPC for $74.0 million, including the assumption of debt. The Company's net cash outlay was $58.0 million during the nine months ended December 31,1998.

    Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks, French francs and euros under various bank agreements. At December 31, 1999, outstanding balances under such agreements totalled $33.7 million. These borrowings have been used for working capital requirements and to repay other outstanding obligations.

    Based on the financial condition of the Company as of December 31, 1999, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental cleanup costs, research, development and engineering expenses and any dividends to be paid for the foreseeable future.

                         IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company determined that it was required to modify or replace some of its hardware and software so that those systems would properly utilize dates beyond December 31, 1999.

    During the past year, we implemented internal procedures to resolve the Year 2000 issue that involved four phases: assessment, remediation, testing and implementation. We completed our assessment of all major systems that could be affected by the Year 2000 issue. The assessment indicated that most of our significant systems, such as customer order, manufacturing and accounting systems, could be affected. In response to the assessment, we completed the remediation phase for all major information technology systems, which included software reprogramming and replacement. We completed system testing and implementation of our Year 2000 program before the end of 1999.

    Additionally, we canvassed our important raw material and service suppliers for Year 2000 compliance. Our search did not reveal any supplier problems that would materially impact our results of operations, liquidity or capital resources.

    The total cost of our Year 2000 project was approximately $5.3 million, which was funded through operating cash flows.

    We have not experienced any significant Year 2000 related system failures nor, to our knowledge, have any of our suppliers. We intend to monitor and test our own systems for ongoing Year 2000 compliance; however, we cannot guarantee that our computer systems or the systems of other companies upon which our operations rely will not be adversely affected by problems associated with the Year 2000 issue.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 2000, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development, capital expenditures and Year 2000 preparations. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's annual report on Form 10-K for year ended March 31, 1999, that could cause actual results to differ materially from those expressed in or implied by the information or statements.


PART II:  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.

    (a)
    Exhibit 27.0 Financial Data Schedule.

    (b)  Reports on Form 8-K.
    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  January 20, 2000



                                                    AVX Corporation


                                                    /s/ DONALD B. CHRISTIANSEN
                                                    ----------------------------
                                                    Donald B. Christiansen
                                                    Chief Financial Officer,
                                                    Senior Vice President and
                                                    Treasurer

                               INDEX TO EXHIBITS


Exhibit No.           Description of Exhibit
-----------           ----------------------

   27.0         Financial Data Schedule