Form 10-K405/A
period 1999-03-31
AVX CORP /DE
filed 2000-02-07
CIK 859163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________
Commission file number 1-10431

                                 AVX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                              33-03790077
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization               Identification No.)

             801 17TH AVENUE SOUTH                          29577
         MYRTLE BEACH, SOUTH CAROLINA                    (Zip Code)
   (Address of Principal Executive Offices)

                                 (843) 448-9411
              (Registrant's telephone number, including area code)

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                        ON WHICH REGISTERED
               -------------------                       ---------------------
     Common Stock, $ .01 par value per share            New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sales price of $20 15/16 on May 21, 1999, the aggregate market value of the voting stock held by non-affiliate of the registrant or of the date was $420,948,960. As of May 21, 1999, the number of shares outstanding of the registrant's Common Stock, par value $ .01 per share, was 86,255,025 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    There is incorporated by reference in Part III of the registrant's Annual Report on Form 10-K for the year ended March 31, 1999 amended hereby the information contained in the registrant's proxy statement for its annual meeting of shareholders held on July 15, 1999.

Explanatory Note for Form 10-K/A. The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for its year ended March 31, 1999, as set forth below:

Part III and Item 12. Security Ownership of Certain Beneficial Owners and Management thereof.

Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                    PART III

Note: Information with respect to Items 10, 11, 12 (as amended as set forth below) and 13 on Form 10-K is set forth under the captions "Proposal 1 - Election of Directors - Nominations for the Board of Directors," "Ownership of Securities by Directors, Director Nominees and Executive Officers," "Security Ownership of Certain Beneficial Owners," "Certain Relationships and Related Transactions,""Compliance with Section 16(a) of the Securities Exchange Act of 1934,""Compensation of Directors,""Executive Compensation,""Compensation Committee Interlocks and Insider Participation" and "Employment Agreement" in the definitive proxy statement (the "Proxy Statement") of AVX Corporation ("AVX" or the "Company") filed with the Securities and Exchange Commission in June of 1999 and is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 (the "1999 Form 10-K") amended hereby.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF SECURITIES BY DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

    As of March 31, 1999, the directors and director nominees and each executive officer named in the Summary Compensation Table set forth in the Proxy Statement, individually, and all directors, director nominees and executive and corporate officers of the Company as a group, beneficially owned (i) shares of Common Stock of the Company and (ii) equity securities of AVX's parent company, Kyocera Corporation ("Kyocera"), as indicated in the following table.


                         Amount and                                                       Amount and
                         Nature of           Number of                                    Nature of
                         Beneficial          AVX Shares                    Percentage     Beneficial
                         Ownership of        Underlying                    of AVX         Ownership of        Percentage
                         Outstanding         Exercisable    Total AVX      Common         Outstanding         of Kyocera
Name                     AVX's Shares 1/     Options 2/     Shares         Stock          Kyocera Shares      Shares
----                     ---------------     -----------    ---------      ----------     --------------      ----------
Benedict P. Rosen            50,670            172,500        223,170           *              16,151              *

Kazuo Inamori                10,000              7,500         17,500           *          13,086,165 3/       6.88%

John S. Gilbertson           28,715            145,000        173,715           *              13,541              *

Donald B. Christiansen       16,703             50,000         66,703           *                 686              *

C. Marshall Jackson           2,367            112,500        114,867           *               1,751              *

                         Amount and                                                       Amount and
                         Nature of           Number of                                    Nature of
                         Beneficial          AVX Shares                    Percentage     Beneficial
                         Ownership of        Underlying                    of AVX         Ownership of        Percentage
                         Outstanding         Exercisable    Total AVX      Common         Outstanding         of Kyocera
Name                     AVX's Shares 1/     Options 2/     Shares         Stock          Kyocera Shares      Shares
----                     ---------------     -----------    ---------      ----------     --------------      ----------
Ernie Chilton                 3,800           100,000         103,800           *                   0

Marshall D. Butler            2,300             7,500           9,800           *             255,604              *

Carroll A. Campbell, Jr.      2,254 4/          7,500           9,754           *                   0

Kensuke Itoh             66,153,000             7,500      66,160,500 5/    76.7%             585,172              *

Rodney N. Lanthorne           1,500             7,500           9,000           *               2,814              *

Henry C. Lucas                    0                 0               0                               0

Yasuo Nishiguchi                  0                 0               0                           2,995              *

Richard Tressler              1,620  6/         7,500           9,120           *                   0

Masahiro Umemura              1,000             7,500           8,500           *               5,000              *

Masahiro Yamamoto             1,000             7,500           8,500           *               2,000              *

Michihisa Yamamoto            1,000             2,500           3,500           *               9,232              *

Yuzo Yamamura                 1,000             7,500           8,500           *              82,000              *

All directors, director
nominees and executive
and corporate officers
as a group               66,296,363           771,010      67,067,373 5/    77.7%          14,069,543          7.39%
(a total of 23
individuals including
those named above)


*   Less than 1%

1/ Includes interests, if any, held in the Company's Deferred Compensation and Retirement Plan Trusts.
2/ Includes AVX shares under options exercisable as of March 31, 1999, and options which become exercisable within 60 days thereof under the AVX Corporation 1995 Stock Option Plan or the AVX Corporation Non-Employee Directors' Stock Option Plan.
3/ Includes 4,680,000 shares held by The Inamori Foundation as to which Mr. Inamori, as President of the foundation, may be deemed to have voting and investment power.
4/ Includes 2,254 phantom shares accrued under the Deferred Compensation Plan for Non-Employee Directors.
5/ Includes the 66,150,000 shares of Common Stock owned directly or indirectly by Kyocera as to which Mr. Itoh, as President and Representative Director of Kyocera, may be deemed to have voting and investment power. All other directors of the Company holding positions with Kyocera disclaim beneficial ownership of such shares. See "Security Ownership of Certain Beneficial Owners."
6/ Includes 1,120 phantom shares accrued under the Deferred Compensation Plan for Non-Employee Directors.

         The information provided in the above chart as to each director, director nominee and named executive and corporate officer, individually, and all directors, director nominees and executive and corporate officers as a group, is based on information received from such individuals. However, the listing of such shares is not necessarily an admission of beneficial ownership by such persons. Unless otherwise indicated in the footnotes, such individuals held, together with certain members of their family, sole voting and investment power over the shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is a table indicating those persons whom the management of the Company believe to be beneficial owners of more than 5% of any class of the Company's securities as of May 21, 1999.

Name and Address
of Beneficial Owner                Shares Beneficially Owned    Percent of Class
-------------------                -------------------------    ----------------
Kyocera Corporation
6 Takeda Tobadono-cho
Fushimi-ku, Kyoto 612-8501, Japan        66,150,000                   76.7%

         Except for Mr. Itoh, who may be deemed to beneficially own the shares held by Kyocera as a result of his position as President and Representative Director of Kyocera, to the best of the Company's knowledge, as of May 21, 1999, no other person owned more than 5% of the outstanding voting securities of the Company.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of the 1999 Form 10-K.

         (b)      Reports on Form 8-K
                  None for the quarter ended March 31, 1999.

         (c)      Exhibits:

                  Certain of the exhibits to the 1999 Form 10-K, indicated by an asterisk (*), are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates. Exhibits indicated by a double asterisk (**) were previously filed as exhibits to the 1999 Form 10-K.

                  *3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).

                  **3.2    By-laws of the Company as amended.

                  *10.1 Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-37201) of the Company).

                  **10.2   Non-Employee Directors Stock Option Plan as amended.

                  *10.3 Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to
                           Exhibit 10.3 to the Form S-1).

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

                  *10.6 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).

                  **10.7 AVX Nonqualified Supplemental Retirement Plan (formerly known as Deferred Compensation Plan).

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

                  21.1     Subsidiaries of the Registrant.

                  **23.1   Consent of PricewaterhouseCoopers LLP.

                  **24.1   Power of Attorney.

                  27.1     Financial Data Schedule.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
-------------------------------------
KURT P. CUMMINGS
Corporate Controller and Secretary
Dated: February 7, 2000

                                Index to Exhibits

*3.1     Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).

**3.2    By-laws of the Company as amended.

*10.1 Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-37201) of the Company).

**10.2   Non-Employee Directors Stock Option Plan as amended.

*10.3 Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).

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

*10.6 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).

**10.7 AVX Nonqualified Supplemental Retirement Plan (formerly known as Deferred Compensation Plan).

*10.8    Directors Deferred Compensation Plan (incorporated by reference to
         Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1997 (the "1997 Form 10-K")).

*10.9 AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998 (the "1998 Form 10-K")).

21.1     Subsidiaries of the Registrant.

**23.1   Consent of PricewaterhouseCoopers LLP.

**24.1   Power of Attorney.

27.1     Financial Data Schedule.