Form 10-K405
period 2000-03-31
AVX CORP /DE/
filed 2000-06-21
CIK 859163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2000

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

                             -----------------------
           Securities registered Pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
Common Stock, $.01 par value per share           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $32.75 on June 2, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant as of that date was $1,683,395,588. As of June 2, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 173,201,392 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on July 25, 2000.

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
Part I
Item 1.    Business                                                                                                      3
Item 2.    Properties                                                                                                   10
Item 3.    Legal Proceedings                                                                                            12
Item 4.    Submission of Matters to a Vote of Security Holders                                                          12

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                        12
Item 6.    Selected Financial Data                                                                                      13
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition                        14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                                   18
Item 8.    Financial Statements and Supplementary Data                                                                  19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                         19

Part III
Item 10.   Directors and Executive Officers of the Registrant                                                           20
Item 11.   Executive Compensation                                                                                       20
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                               20
Item 13.   Certain Relationships and Related Transactions                                                               20

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                              20
Signatures                                                                                                              22




     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Management's Discussion and Analysis of Results of Operations and Financial Condition," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal 2001, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research, capital expenditures and Year 2000 issues, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

STOCK SPLIT


    On April 20, 2000, the Board of Directors approved a 2-for-1 stock split of our common stock effected in the form of a 100% stock dividend. The additional common stock was distributed on June 1, 2000 to holders of record on May 15, 2000. All references in this report to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.


                                     PART I

ITEM 1.   BUSINESS

    AVX (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.


    Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, ferrites, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan, a public company and the Company's majority stockholder ("Kyocera"). We also manufacture and sell electronic connectors and distribute and sell certain electronic connectors manufactured by Kyocera.


    Our customers are multi-national original equipment manufacturers, or OEMs, and contract equipment manufacturers, or CEMs (also referred to as electronic manufacturing service providers (EMSs)). We market our products through our own direct sales force, independent manufacturers' representatives or electronic component distributors, based upon market characteristics and demands. We coordinate our sales, marketing and manufacturing organization by strategic customer account and globally by region.

    We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems and consumer electronics.

    Our principal strategic advantages include:

        PROVIDING SUPERIOR CUSTOMER SERVICE. We believe that the breadth and quality of our product line and our ability to respond to our customers' design and delivery requirements in a rapid fashion make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a substantially complete passive component solution. We market six families of products: ceramic products, tantalum products, advanced products, other passive products, connector devices and Kyocera resale products. This broad array allows our OEM and CEM (EMS) customers to streamline their purchasing and supply organization.


        MAINTAINING THE LOWEST COST, HIGHEST QUALITY MANUFACTURING ORGANIZATION. We are the only U.S. passive component manufacturer to manufacture its own ceramic raw materials, which we believe provides a significant cost and flexibility advantage over our competitors. We are also investing heavily in the expansion of the production of base metal ceramic capacitors in order to reduce our dependence on palladium. We have invested $371 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities. In order to continually reduce the cost of production, since 1976, our strategy has included the transfer of more labor intensive manufacturing processes to such areas as El Salvador, Northern Ireland, Malaysia, Mexico and the Czech Republic.

        GLOBALLY COORDINATING OUR MARKETING AND MANUFACTURING FACILITIES. Our 27 manufacturing facilities are located in 12 different countries around the world. As our customers continue to grow and increase their global production locations, we are ideally situated to meet their supply requirements. We are also committed to the continuous evaluation of the potential in new manufacturing locations based on customers' demands and business opportunities. We assign a global customer account executive to cover each of our major multi-national customers.


        CREATING INNOVATIVE AND UNIQUE PRODUCTS AND MANUFACTURING PROCESSES. Our five principal research locations, in the United Sates, Northern Ireland, England, Israel and France, participated in the introduction of approximately 40 new products in the past 12 months. In the 1999 EBN EE Passives Survey, AVX was named as the technology leader by 21% of the respondents, with our nearest competitor named by only 13% of the respondents. Our scientists are working continually with our customers to develop products that will assist them in achieving their design and production goals. Also, our engineers continue to improve the manufacturing processes for our existing products in order to improve reliability and decrease the cost of production.

PRODUCTS

    We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 92% of our net sales and connectors accounted for approximately 8% of our net sales in fiscal 2000. Financial information concerning our passive components, connectors and research and development segments is set forth in our consolidated financial statements in this Form 10-K.

   PASSIVE COMPONENTS


    We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment during the past three fiscal years of approximately $344 million primarily to increase our capacitor manufacturing capacity. We believe that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.


    Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values.

    We produce two basic versions of ceramic and tantalum capacitors: surface-mount and leaded. Surface-mount capacitors are attached directly to a circuit board. Leaded capacitors are attached to a circuit board using lead wires. In recent years there has been significant industry-wide growth in the use of surface-mount capacitors, and industry analysts have predicted that this will cause the market for leaded capacitors to decline. In certain applications, however, leaded capacitors continue to be the component of choice. The net sales of surface-mount and leaded ceramic and tantalum capacitors accounted for approximately 54% of our passive component net sales in fiscal 2000.

    We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 19% of passive component net sales in fiscal 2000.

    With the acquisition of TPC in June 1998, we expanded our family of passive components to include film capacitors, ferrites, high-energy/voltage power capacitors, varistors and non-linear resistors. These products share the same distribution and market channels as our historical product base and further enhance our product offerings. The sale of TPC products accounted for approximately 6% of passive component net sales in fiscal 2000.

    We have a non-exclusive license to distribute and sell Kyocera electronic component products everywhere in the world except Japan. Our distribution and sale of certain Kyocera products broaden our range of products and further facilitate our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera electronic components we sell include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 21% of passive component net sales in fiscal 2000.

   CONNECTORS

    We also manufacture high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, military and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in backpanel and card edge assemblies. We also sell certain connectors manufactured by Kyocera.

MARKETING, SALES AND DISTRIBUTION

    We place a high priority on solving customers' electronic component problems and responding to their needs. We frequently form teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.

    Our products are sold primarily to manufacturers and, to a much lesser extent, to United States and foreign government agencies. We also have qualified products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center, and under certain foreign military specifications.


    Approximately 41%, 26%, 32% and 1% of our net sales for fiscal 2000 were to customers in North America, Europe, Asia and Other, respectively. Financial information relating to geographic operations is set forth in our consolidated financial statements in this Form 10-K. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis and independent electronic component distributors. We have regional sales personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of distribution channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.


    Our OEM customers include Motorola Inc., Lucent Technologies, L.M. Ericsson Telefonaktiebolaget, OY Nokia AB., Northern Telecom, Sagen SA, Samsung Co. Limited and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Apple Computer, Inc., 3Com Corporation, Acer Incorporated and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, General Motors Corp., Mannesmann VDO AG, Valco SA and Magneti Marelli S.p.A. in the automotive industry; and Medtronics, Inc., St. Jude Medical and Guidant Corporation in the medical industry. Sales are also made to large CEM customers, such as Solectron Corporation, Celestica, Inc., Jabil Circuit, Inc. and SCI Systems, and independent electronic component distributors, such as Arrow, Avnet, Future Electronics and Kent Electronics. Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products. No one customer has accounted for more than 10% of net sales for the past three fiscal years.

    We had a backlog of orders of approximately $196 million at March 31, 1998, $228 million at March 31, 1999, and $636 million at March 31, 2000. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. Backlog fluctuates year to year due in part to the changes in customer order patterns and the utilization of capacity in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Our emphasis on research and development is reflected by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our 60,000 square-foot facility in Myrtle Beach, South Carolina is dedicated entirely to pure research and development, and provides centralized coordination of our global research and development efforts. We also maintain significant research and development staffs at our facilities in Northern Ireland, England, Israel and France.

    Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $36 million, $42 million and $51 million during fiscal 1998, 1999 and 2000, respectively.

    We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business.

RAW MATERIALS

    Although most materials incorporated in our products are available from a number of sources, certain materials (particularly palladium and tantalum) are available only from a relatively limited number of suppliers.


    Palladium, a raw material used in the manufacture of certain ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $145 to $815 per troy ounce during the last three years. We are addressing the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. We have constructed a new 100,000 square foot production facility in Myrtle Beach, which began production during fiscal 1999 and is focusing on nickel based products. We have also increased the square footage of our Northern Ireland production facility and purchased additional equipment to produce nickel-based products. Because of robust demand for ceramic parts, both palladium and nickel based production capacity is currently needed to satisfy our customers' needs.


    Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under annual contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. We are a major consumer of the world's annual tantalum production. We believe that there is currently no problem with the procurement of tantalum powder because the tantalum required to produce our products has generally been available in sufficient quantity. The limited number of tantalum powder suppliers could, however, lead to higher prices.

    AVX internally develops and produces a majority of the ceramic raw materials used in its production processes and is expanding its ceramic production operations in order to meet increased demand. We are the only United States capacitor manufacturer that manufactures its own ceramic raw materials.

COMPETITION

    We have encountered strong competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery and price. We believe we compete favorably on the basis of each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Amphenol Corporation.

EMPLOYEES

    As of March 31, 2000, we employed approximately 18,000 full time employees. Approximately 4,000 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,600 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

ENVIRONMENTAL MATTERS

    We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we have manufacturing facilities. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations.

    We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response,

Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with thirteen sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At all but one site, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We therefore believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

    To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation. We have paid, or reserved for, all amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities. As is customary, the orders and decrees at sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

    In addition, we do not believe that any investigation or clean-up that may be required at any other locations will have a material adverse effect on our financial condition, results of operations or cash flows.


RELATIONSHIP WITH KYOCERA AND RELATED TRANSACTIONS

    Kyocera is the majority stockholder of AVX. As of June 1, 2000, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

    From January 1990 through August 15, 1995, AVX was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 common shares, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. AVX did not receive any of the proceeds from the February 2000 offering.

    Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in our consolidated financial statements in this Form 10-K. AVX also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of AVX and is required to review and approve such agreements and any other significant transactions between AVX and Kyocera not covered by such agreements.

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

    DISCLOSURE AND OPTION TO LICENSE AGREEMENT. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera agree to exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products. The expiration date of the License Agreement is March 31, 2005.

    MATERIALS SUPPLY AGREEMENT. Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will from time to time supply the other party with certain raw and semi-processed materials used in the manufacture of ceramic capacitors and other ceramic products. The Supply Agreement will expire on March 31, 2005.

    BUZZER ASSEMBLY AGREEMENT. Pursuant to the Buzzer Assembly Agreement (the "Buzzer Agreement"), AVX assembles certain electronic components for Kyocera in AVX's Juarez, Mexico facility. Kyocera pays AVX a fixed cost mutually agreed upon by the parties for each component assembled plus a profit margin. The Buzzer Agreement has automatic one-year renewals subject to the right of either party to terminate upon six months written notice.

    MACHINERY AND EQUIPMENT PURCHASE AGREEMENT. Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will from time to time design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electrical components. The Machinery Purchase Agreement will terminate on March 31, 2005.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides certain information regarding the executive officers of the Company as of June 2, 2000:


           NAME                              AGE                  POSITION
           ----                              ---                  --------
           Benedict P. Rosen............      64    Chief Executive Officer
           John S. Gilbertson...........      56    President and Chief Operating Officer
           Donald B. Christiansen.......      61    Senior Vice President of Finance, Chief
                                                    Financial Officer and Treasurer
           C. Marshall Jackson..........      51    Senior Vice President of Sales and Marketing
           Ernie Chilton................      56    Senior Vice President of Tantalum
           S. M. Chan...................      44    Vice President of Sales and Marketing -Asia
           Allan Cole...................      57    Vice President of Sales
           Alan Gordon..................      51    Vice President of Sales and Marketing - Europe
           John L. Mann.................      57    Vice President of Quality
           Roberto E. Salazar...........      45    Vice President of Latin American Operations
           Carl L. Eggerding............      50    Vice President of Technology
           Kurt P. Cummings.............      44    Corporate Controller and Secretary



    BENEDICT P. ROSEN. Chairman of the Board effective July 1997, Chief Executive Officer since 1993 and a member of the Board since January 1990. President of the Company from April 1993 until July 1997. Executive Vice President from February 1985 to March 1993 and employed by the Company since 1972. Senior Managing and Representative Director of Kyocera since June 1995 and previously served as a Managing Director of Kyocera from 1992 to June 1995. Director of Kyocera International, Incorporated. Director of Nitzanim-AVX/Kyocera-Venture Capital Fund Ltd. and Aerovox Corporation. Director of Nordson Corporation.

    JOHN S. GILBERTSON. President since July 1997. Chief Operating Officer of the Company since April 1994, and a member of the Board since January 1990. Executive Vice President from April 1992 to July 1997, Senior Vice President from September 1990 to March 1992 and employed by the Company since 1981. Director of Kyocera since June 1995. Managing Director of Kyocera since June 1999.

    DONALD B. CHRISTIANSEN. Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company since July 1997 and a member of the Board since April 1992. Vice President of Finance, Chief Financial Officer and Treasurer from April 1994 to July 1997 and Chief Financial Officer from March 1992 to April 1994.

    C. MARSHALL JACKSON. Senior Vice President of Sales and Marketing since April 1994. From January 1990 until March 1994, Mr. Jackson was Vice President of AVX and has been with the Company since 1969.

    ERNIE CHILTON. Served as Senior Vice President of Tantalum since April 1994. From January 1990 until February 1993, Mr. Chilton served as a Vice President of AVX. He has been employed by the Company since 1979.

    S. M. CHAN. Served as Vice President of Sales and Marketing - Asia since April 1994. From April 1992 until March 1994, Mr. Chan served as the Director of Marketing of AVX. Mr. Chan has been employed by AVX since October 1990.

    ALLAN COLE. Served as Vice President of Sales of the Company since May 1987. Mr. Cole has served in several sales management positions both domestic and international. Employed by AVX Corporation since 1978.

    ALAN GORDON. Served as Vice President of Sales and Marketing - Europe since February 1993. From January 1991 until February 1993, Mr. Gordon served as the Director of Marketing of AVX. Mr. Gordon has been with the Company since January 1991.

    JOHN L. MANN. Served as Vice President of Quality of the Company since May 1986. From March 1984 until May 1986, Mr. Mann served as the Corporate Director of Quality.

    CARL L. EGGERDING. Vice President of Technology since July 1997. Employed by the Company since April 1996. Prior to April 1996, employed by IBM as Director of Development for Organic Packaging Technology.

    ROBERTO E. SALAZAR. Vice President of Latin American Operations since 1997. Served as General Manager of El Salvador Operations from 1980 until 1993. Division President for El Salvador and later the Chihuahua Mexico Operations. Business manager for the radial conformed coated devices with worldwide responsibility since 1986.

    KURT P. CUMMINGS. Secretary of the Company since July 1997. Corporate Controller of the Company since June 1992. Prior to June 1992, Partner with Deloitte & Touche LLP.

ITEM 2.  PROPERTIES

    We conduct manufacturing operations throughout the world. All of our operations around the world are certified to the ISO 9000 international quality control standards. ISO 9000 is a comprehensive set of quality program standards developed by the International Organization for Standardization. The majority of our facilities have also been qualified under a new set of stringent QS 9000 quality standards developed by the U.S. automotive industry.

    Virtually all manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

                                             SQUARE
LOCATION                                     FOOTAGE      TYPE OF INTEREST       DESCRIPTION OF USE
--------                                     -------      ----------------       ------------------
UNITED STATES
Myrtle Beach, SC....................        546,098            Owned         Manufacturing/Research/
                                                                             Headquarters -- PC -- CP
Myrtle Beach, SC....................         69,000            Owned         Office/Warehouse-- PC, CP
Conway, SC..........................         70,408            Owned         Manufacturing/Office-- PC
Biddeford, ME.......................         72,000            Owned         Manufacturing-- PC
Colorado Springs, CO................         15,000            Owned         Manufacturing-- PC
El Paso, TX.........................         35,616           Leased         Warehouse-- PC-- CP
New Orleans, LA.....................         18,840           Leased         Warehouse-- PC
Olean, NY...........................        110,200            Owned         Manufacturing-- PC
Raleigh, NC.........................        206,000            Owned         Manufacturing/Warehouse-- PC-- CP
Sun Valley, CA......................         25,000           Leased         Manufacturing-- PC
Vancouver, WA.......................         87,048           Leased         Manufacturing-- PC
Vancouver, WA.......................         14,000           Leased         Warehouse/Office-- PC

OUTSIDE THE UNITED STATES
Beaune, France......................        235,210           Leased         Manufacturing-- PC
Betzdorf, Germany...................        101,671            Owned         Manufacturing-- CP
Biggleswade, England................         10,000           Leased         Manufacturing-- CP
Chihuahua, Mexico...................        393,952            Owned         Manufacturing/Office-- PC
Coleraine, N. Ireland...............        167,000            Owned         Manufacturing/Research-- PC
Guadalajara, Mexico.................         20,000            Owned         Warehouse-- PC-- CP
Hong Kong...........................         30,257            Owned         Warehouse-- PC-- CP
Jerusalem, Israel...................         98,200           Leased         Manufacturing/Research-- PC
Juarez, Mexico......................         84,000            Owned         Manufacturing/Office-- PC-- CP
Lanskroun, Czech Republic...........        197,593           Leased         Manufacturing-- PC
Lanskroun, Czech Republic...........        201,586            Owned         Manufacturing-- PC
Manaus, Brazil......................         78,500            Owned         Manufacturing-- PC-- CP
Uherske Hradiste, Czech                     148,910           Leased         Manufacturing-- PC-- CP
  Republic..........................
Larne, N. Ireland...................        120,000            Owned         Manufacturing/Warehouse PC-- CP
Newmarket, England..................         52,000           Leased         Manufacturing-- CP
Penang, Malaysia....................        148,684            Owned         Manufacturing-- PC
Paignton, England...................        154,909            Owned         Manufacturing/Research-- PC
Saint-Apollinaire, France...........        321,535           Leased         Manufacturing-- PC
Seurre, France......................        134,333           Leased         Manufacturing-- PC
San Salvador, El Salvador...........        232,981            Owned         Manufacturing/Office-- PC
Singapore...........................         49,500           Leased         Manufacturing/Warehouse-- PC-- CP
Taipei, Taiwan......................         55,477            Owned         Manufacturing-- PC



    In addition to the foregoing, we own and lease a number of sales offices throughout the world.


    Management believes that all of our property, plant and equipment is in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $100.4 million in fiscal 1998, $97.7 million in fiscal 1999 and $172.4 million in fiscal 2000.

    In order to meet the expectations of our customers during this current period of robust demand, we plan to continue to add capacity during fiscal year 2001.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         MARKET FOR COMMON STOCK

    Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX." The following presents the high and low sale prices for our common stock for each quarter since the quarter ended June 30, 1998, as reported on the New York Stock Exchange Composite Tape.


    On April 20, 2000, the Board of Directors approved a 2-for-1 stock split of our common stock effected in the form of a 100% stock dividend. The additional common stock was distributed on June 1, 2000 to holders of record on May 15, 2000. All references in this report to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.


                                                         YEAR ENDED MARCH 31,
                                  -------------------------------------------------------------------
                                               1999                              2000
                                               ----                              ----
                                       HIGH             LOW             HIGH              LOW
                                  ---------------- --------------- --------------- ------------------
First Quarter                        $10 21/32         $7 13/16         $14 1/2         $ 7 9/16
Second Quartar                         8 31/32          6 13/16          20              12 1/4
Third Quarter                         10 3/8            6 3/4            25 7/32         16 9/32
Fourth Quarter                         8 31/32          6 9/32           41 21/32        21 7/32





         HOLDERS OF RECORD

     At June 1, 2000, there were approximately 372 holders of record of the Company's Common Stock. In addition, there were numerous beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

         DIVIDENDS

     The Company has declared and paid cash dividends of $.035 per share of Common Stock for the quarters ended December 31, 1999 and March 31, 2000. The Company declared and paid cash dividends for the quarters ended June 30, 1998, September 30, 1998, December 31, 1998, March 31, 1999, June 30, 1999 and
September 30, 1999 of $.033 per share of Common Stock. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

 ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2000. The selected consolidated financial data for the five fiscal years ended March 31, 2000 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                 YEAR ENDED MARCH 31,
                                            --------------------------------------------------------------
                                            1996         1997            1998          1999           2000
                                            ----         ----            ----          ----           ----
INCOME STATEMENT DATA:
Net sales .........................   $ 1,207,761    $ 1,126,178    $ 1,267,653    $ 1,245,473    $ 1,630,273
Cost of sales .....................       886,494        851,863        970,216      1,078,064      1,289,743
                                      -----------    -----------    -----------    -----------    -----------
Gross profit ......................       321,267        274,315        297,437        167,409        340,530
Selling, general and administrative
  expenses ........................       116,586        102,369        110,737        114,104        119,299
                                      -----------    -----------    -----------    -----------    -----------
Profit from operations ............       204,681        171,946        186,700         53,305        221,231
Interest income ...................         5,096          7,536         11,268          7,946          8,671
Interest expense ..................        (2,352)        (2,049)        (1,921)        (2,228)        (1,868)
Other, net ........................         1,655          1,010          1,377          1,719          4,092
                                      -----------    -----------    -----------    -----------    -----------
Income before income taxes ........       209,080        178,443        197,424         60,742        232,126
Provision for income taxes ........        71,344         57,102         62,773         19,226         75,194
                                      -----------    -----------    -----------    -----------    -----------
Net income ........................   $   137,736    $   121,341    $   134,651    $    41,516    $   156,932
                                      ===========    ===========    ===========    ===========    ===========
Income per share:
     Basic (1) ....................   $      0.79    $      0.69    $      0.76    $      0.24    $      0.90
     Diluted (1) ..................   $      0.79    $      0.69    $      0.76    $      0.24    $      0.90
Weighted average common
 shares outstanding:
     Basic (1) ....................       174,350        176,000        176,219        174,132        173,424
     Diluted (1) ..................       174,432        176,078        176,560        174,167        174,977
Cash dividends declared per common
  share(1).........................         0.115          0.113          0.123          0.130          0.136
OTHER DATA:
EBITDA(2) .........................   $   276,246    $   255,198    $   275,745    $   149,752    $   324,573
Capital expenditures ..............       110,487         93,954        100,374         97,715        172,421
Research, development and
  engineering expenses ............        30,000         33,000         36,000         42,000         51,000





                                                             AS OF MARCH 31,
                                 --------------------------------------------------------------------------
                                 1996              1997             1998             1999              2000
                                 ----              ----             ----             ----              ----
BALANCE SHEET DATA:
Working capital ....        $  357,930        $  456,672        $  552,787        $  471,253        $  564,129
Total assets .......           867,516           949,307         1,048,653         1,058,040         1,308,331
Long-term debt .....             8,507            12,170             8,376            12,714            18,174
Stockholders' equity           624,000           731,969           850,884           830,641           982,021






----------


(1) Previously reported amounts have been restated for the effect of the June 1, 2000 2-for-1 common stock split effected in the form of a 100% stock dividend.


(2)  EBITDA is earnings before interest, taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The growth in sales during this fiscal year is due to the expansion of the worldwide demand for electronic components and to AVX's commitment over the past several years to (i) put plant and equipment in place around the world to increase production capacity in advance of our customers' requirements, and (ii) continue to invest in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions.

    The expansion of the worldwide demand for electronic components has been led primarily by strong growth in the telecommunications and information technology hardware industries, as the use of electronics in all walks of life has become more widespread and sophisticated.

    The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

                                                         YEAR ENDED MARCH 31,
                                                       -------------------------
                                                        1998     1999     2000
                                                       ------   ------   -------
Net Sales                                              100.0%   100.0%   100.0%
Cost of sales                                           76.5     86.6     79.1
Gross profit                                            23.5     13.4     20.9
Selling, general and administrative expenses             8.7      9.2      7.3
Income before income taxes                              15.6      4.9     14.2
Net income                                              10.6      3.3      9.6

OUTLOOK

    Our customers are forecasting an increase in demand for electronic components in order to meet expected demand for their end use products. The increase in worldwide demand for passive components has led to increased prices. As reflected in this year's sales results, we have significantly increased our production capacity in recent years through continued investment in plant and equipment. We believe that in addition to increased worldwide demand for electronic components, there are several other factors that provide opportunities for continued profitability, including (a) the continued decrease in the amount of precious metal used and the substitution of base metals for precious metals in our manufacture of multi-layer ceramic capacitors, (b) capacity expansion programs and continuous improvements in our production processes, (c) cost control measures and (d) the growth of advanced products and connector products through innovation and component design in conjunction with our customers.

RESULTS OF OPERATIONS

   YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

         Net sales for the year ended March 31, 2000 increased 30.9% to $1,630.3 million from $1,245.5 million for the year ended March 31, 1999. The increase in revenue was attributable to the increased demand across all markets, particularly the telecommunications and information technology hardware industries. As a result of demand outpacing capacity, selling prices have stabilized and in many cases increased. Although sales of all product groups increased, surface mount and advanced products contributed heavily to the growth.

    Gross profit for the year ended March 31, 2000 increased 103.4% to $340.5 million (20.9% of net sales) from $167.4 million (13.4% of net sales) for the year ended March 31, 1999. The improvement in gross profit in dollar terms and as a percentage of sales can be attributed to the favorable pricing environment, improvements in our manufacturing processes and higher throughput in our factories. Gross profit continues to be negatively impacted by the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The price we paid for palladium purchased during the year exceeded the price we paid for an equivalent amount purchased last year by approximately $36.7 million. On June 2, 1998, we acquired the passive component business of Thomason-CSF (TPC). The TPC passive component business is not yet profitable, but efforts to stimulate more sales growth and reduce costs are ongoing.

    Selling, general and administrative expenses for the year ended March 31, 2000 were $119.3 million (7.3% of net sales), compared with $114.1 million (9.2% of net sales) in the year ended March 31, 1999. The decline in selling, general and administrative expenses, as a percentage of sales, is a result of higher sales, offset in part by higher research and development costs.

    Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $51 million and $42 million in fiscal 2000 and 1999, respectively. These costs were incurred as we continued to enhance existing product lines and develop new products.

    As a result of the above factors, profit from operations for the year ended March 31, 2000 increased to $221.2 million from $53.3 million for the year ended March 31, 1999.

    The results for the year ended March 31, 2000 include in other income a benefit of $3.0 million as a result of a settlement for defective materials from a supplier and a $2.4 million gain from the sale of a non-operating asset.

    For the reasons set forth above, and higher interest income on invested cash offset in part by foreign currency exchange losses, net income in the year ended March 31, 2000 increased to $156.9 million (9.6% of net sales) from $41.5 million (3.3% of net sales) for the year ended March 31, 1999.

   YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

    Net sales for the year ended March 31, 1999 decreased 1.7% to $1,245.5 million from $1,267.7 million for the year ended March 31, 1998. Sales for the year ended March 31, 1999 include approximately $85 million of sales from TPC. Exclusive of the acquisition of TPC, sales declined 8.5%, although global unit sales increased year over year. The decrease in revenue was attributable to a combination of factors, including, the negative impact of the Asian economic crisis on worldwide demand and prices, a softening of demand in the electronic components industry as customers reduced their level of inventory and suppliers reduced their lead times and the continued trend toward smaller part sizes, all of which contributed to lower average selling prices. Partially offsetting these overall effects was a 6.8% increase in sales of advanced products within the passive components group and an 8% increase in sales of connector products.

    Gross profit as a percentage of net sales for the year ended March 31, 1999 decreased 10.1% to $167.4 million (13.4% of net sales) from $297.4 million (23.5% of net sales) for the year ended March 31, 1998. As indicated above, overall sales prices in fiscal 1999 were lower compared to fiscal 1998. Gross profit was also negatively impacted by the rising cost of palladium, a precious metal used in the manufacture of ceramic capacitors. Compared to fiscal 1998, the average market price for palladium during fiscal 1999 increased 152% to $315 per troy ounce. The overall impact of rising palladium prices is estimated to have reduced gross profit for fiscal 1999 by $16.7 million. Slightly lower throughput, which negatively impacts cost absorption, reflects soft demand and the intentional reduction in our inventory levels, also contributed to the decline in gross profit. Partially offsetting these factors were continued production efficiencies and improvements in production processes, as well as the impact of relatively higher sales of better margin advanced and connector products. Gross profit was also negatively impacted by costs associated with the integration of the TPC operation into our organization. Cost cutting measures and organizational changes initiated since the TPC acquisition are ongoing.

    Selling, general and administrative expenses for the year ended March 31, 1999 were $114.1 million (9.2% of net sales), compared with $110.7 million (8.7% of net sales) in the year ended March 31, 1998. The increase is primarily attributable to the integration of the TPC operations and the amortization of goodwill related to the acquisition.

    Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $42 million and $36 million in fiscal 1999 and 1998, respectively. These costs were incurred as we continued to enhance existing product lines and develop new products.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our liquidity requirements through internally generated funds. As of March 31, 2000, we had a current ratio of 3.0 to 1, $175.7 million of cash and cash equivalents, $982.0 million of stockholders' equity and an insignificant amount of long-term debt.

    Net cash from operating activities was $136.8 million for the year ended March 31, 1998, $184.4 million for the year ended March 31, 1999 and $178.2 million for the year ended March 31, 2000.

    Purchases of property and equipment were $100.4 million in fiscal 1998, $97.7 million in fiscal 1999 and $172.4 million for the year ended March 31, 2000. These expenditures related to expanding the production capabilities of the passive component and connector product lines. The carrying value for our equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. We continue to add additional capacity. We expect to purchase equipment totaling from $200 million to $230 million during the next fiscal year.

    On June 2, 1998, we purchased the TPC passive component business for $74.0 million, including the assumption of debt. Our net cash outlay was $58.0 million.

    During fiscal 1998, we invested $5.3 million for a 41% interest in the research and development company, Electro-Chemical Research Ltd. (ECR). ECR has developed and patented a technology for high capacity electrical storage devices. We made an additional investment of $2.7 million in May 2000 for an additional 10% interest in ECR.

    Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed German deutsche marks, French francs and Euros under various bank agreements. At March 31, 2000, outstanding balances under such agreements totaled $30.3 million. These borrowings have been used for working capital requirements and to repay other outstanding obligations.

    In fiscal 1998, 1999, and 2000 dividends of $21.1 million, $22.7 million and $23.0 million, respectively, were paid to stockholders.

    Pursuant to a previously authorized stock repurchase program, we are authorized to purchase up to 4.4 million shares of our common stock. We purchased 3,858,200 shares at a cost of $31.7 million during fiscal 1999, but purchased no shares in fiscal 2000. The repurchased shares are held as treasury stock and are used to satisfy stock option exercises.

    We have established reserves for our projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of these periods.

    Based on our financial condition as of March 31, 2000, we believe that cash on hand and expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividends to be paid for the foreseeable future.


YEAR 2000 ISSUES

     We have not experienced any significant Year 2000 related system failures nor, to our knowledge, have any of our suppliers. We intend to monitor and test our own systems for ongoing Year 2000 compliance; and although we do not anticipate any significant disruptions as a result of Year 2000 related problems, because of the uncertainties inherent with the Year 2000 computer issue we cannot guarantee that Year 2000 problems will not have a material adverse effect on our operating results, financial position or cash flows.

     Our Year 2000 project total cost was approximately $5.3 million, which was funded through operating cash flows. We do not anticipate any additional material cost.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued and amended Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will be required to adopt SFAS No. 133 for the quarter ended June 30, 2001. Currently, we are evaluating this standard and the impact it will have on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which provides guidance on revenue recognition and certain lease arrangements. This statement is effective for the quarter ended June 2000. The company believes it is in compliance with the statement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   FOREIGN CURRENCY

    Our European sales, which accounted for approximately 26% of fiscal 2000 revenues, generally are denominated in local currencies while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses have been immaterial during the periods presented.

    Assuming a 10% hypothetical adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss in fair value of exchange contracts held would not be material to our results of operations, financial position or cash flows.

   EURO

    On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We have successfully completed all the necessary enhancements to our sales order, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon us. We continue to monitor the risk of price erosion that could result from increased price transparency among countries using the Euro.

   PRECIOUS METALS

    We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

    Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $145 to $815 per troy ounce during the past three years. We have managed, through the use of forward purchase agreements and strategic spot buying, to purchase palladium at a cost below the average market cost for each of the past three years. We are addressing the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. We have constructed a new 100,000 square foot production facility in Myrtle Beach, which began production during 1999 and is focusing on nickel-based products. We have also increased the square footage of our Northern Ireland production facility and purchased additional equipment to produce nickel-based products. Because of robust demand for ceramic parts, both palladium and nickel based production capacity is currently needed to satisfy our customers' needs.

    Assuming a 10% hypothetical increase in the average cost of palladium purchased by AVX, gross profit for the year ended March 31, 2000 would have been negatively impacted by approximately $8.9 million.

    Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased under annual contracts through suppliers from various parts of the world at prices that are subject to periodic adjustment. We are a major consumer of the world's annual tantalum production. Although we believe that there is currently no problem with the procurement of tantalum powder and that the tantalum required by us has generally been available in sufficient quantity to meet requirements, the limited number of tantalum powder suppliers could lead to higher prices.


    Assuming a 10% hypothetical increase in the average cost of tantalum purchased by AVX, gross profit for the year ended March 31, 2000 would have been negatively impacted by approximately $8.8 million.


   INTEREST RATE EXPOSURE

    Interest rate exposure is centrally managed by offsetting surplus cash and deposits against borrowings on a currency-by-currency basis. We maintain an insignificant amount of foreign currency denominated long-term and short-term debt. The terms of these borrowings range from 4 months to 36 months, with both fixed and variable interest rates. A 10% adverse movement in interest rates would not have a material impact on our operating results, financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented beginning on page 23 of this report:

                                                                                                                      Page
                                                                                                                      ----
         Consolidated Balance Sheets, March 31, 1999 and 2000                                                          23
         Consolidated Statements of Income, Years Ended March 31, 1998, 1999 and 2000                                  24
         Consolidated Statements of Stockholders' Equity, Years Ended March 31, 1998, 1999 and 2000                    25
         Consolidated Statements of Cash Flows, Years Ended March 31, 1998, 1999 and 2000                              26
         Notes to Consolidated Financial Statements                                                                    27
         Report of Independent Accountants                                                                             41


         All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III

         Information with respect to Items 10, 11, 12 and 13 of Form 10-K is set forth in the Company's definitive proxy statement filed with the Securities and Exchange Commission in June of 2000, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AT ITEM 8 OF THIS REPORT.

          (b) REPORTS ON FORM 8-K

              None for the quarter ended March 31, 2000

          (c) EXHIBITS:

              Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.


      *3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).


      *3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1999 (the "1999 Form 10-K")).

     *10.1 Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1999).

     *10.2 Amended Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-85561) of the Company).

     *10.3 Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).

      10.4 Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation.

      10.5 Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation.

     *10.6    Management Incentive Plan (incorporated by reference to Exhibit
              10.6 to the Form S-1).

     *10.7 AVX Nonqualified Supplemental Retirement Plan (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 11-K for the year ended December 31, 1998 of the AVX Nonqualified Supplemental Retirement Plan).

    *10.8     Directors Deferred Compensation Plan (incorporated by reference to
              Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1997).

    *10.9 AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).

     21.1     Subsidiaries of the Registrant.

     23.1     Consent of PricewaterhouseCoopers LLP.

     24.1     Power of Attorney.

     27.1     Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    AVX Corporation

    by:  /s/ DONALD B. CHRISTIANSEN
         ----------------------------------------
        Donald B. CHRISTIANSEN
        Senior Vice President of Finance, Chief Financial Officer and Treasurer
        Dated: June 16, 2000


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                               TITLE                                            DATE
        ---------                               -----                                            ----
             *
--------------------------
   Benedict P. Rosen               Chairman of the Board and Chief Executive Officer             June 16, 2000


             *
--------------------------
   Kazuo Inamori                   Chairman Emeritus of the Board                                June 16, 2000


             *
--------------------------
   Kensuke Itoh                     Director                                                     June 16, 2000


             *
--------------------------
   John S. Gilbertson              President and Chief Operating Officer and Director            June 16, 2000


             *
--------------------------
   Donald B. Christiansen          Senior Vice President of Finance, Chief Financial
                                   Officer and Treasurer and Director                            June 16, 2000


             *
--------------------------
   Yasuo Nishiguchi                 Director                                                     June 16, 2000


             *
--------------------------
   Carroll A. Campbell, Jr.         Director                                                     June 16, 2000


             *
--------------------------
   Henry C. Lucas                   Director                                                     June 16, 2000


             *
--------------------------
   Richard Tressler                 Director                                                     June 16, 2000


             *
--------------------------
   Rodney N. Lanthorne              Director                                                     June 16, 2000


             *
--------------------------
   Michihisa Yamamoto               Director                                                     June 16, 2000


             *
--------------------------
   Masahiro Umemura                 Director                                                     June 16, 2000


             *
--------------------------
   Yuzo Yamamura                    Director                                                     June 16, 2000


     * by:   /s/ DONALD B. CHRISTIANSEN
             --------------------------
              DONALD B. CHRISTIANSEN, Attorney-in-Fact for each of the persons indicated


                        AVX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)




                                                                                               MARCH 31,
                                                                                         -----------------------
                                                                                         1999               2000
                                                                                         ----               ----
ASSETS
Current assets:
 Cash and cash equivalents ....................................................      $   173,106       $   175,654
 Accounts receivable, net .....................................................          157,331           249,224
 Inventories ..................................................................          277,393           356,406
 Deferred income taxes ........................................................           21,895            21,406
 Other receivables ............................................................            2,738             5,655
 Prepaid and other ............................................................           31,072            38,471
                                                                                     -----------       -----------
  Total current assets ........................................................          663,535           846,816
                                                                                     -----------       -----------
Property and equipment:
 Land .........................................................................           12,287            12,801
 Buildings and improvements ...................................................          142,661           173,370
 Machinery and equipment ......................................................          730,574           748,792
 Construction in progress .....................................................           58,692            77,224
                                                                                     -----------       -----------
                                                                                         944,214         1,012,187
Accumulated depreciation ......................................................         (639,966)         (639,380)
                                                                                     -----------       -----------
                                                                                         304,248           372,807
Goodwill, net .................................................................           78,790            72,495
Other assets ..................................................................           11,467            16,213
                                                                                     -----------       -----------
          Total Assets ........................................................      $ 1,058,040       $ 1,308,331
                                                                                     -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank debt ........................................................      $    20,944       $    12,116
  Current maturities of long-term debt ........................................              148                --
  Accounts payable:
      Trade ...................................................................           46,737            83,921
      Affiliates ..............................................................           32,311            65,096
Income taxes payable ..........................................................           11,995            37,815
Accrued payroll and benefits ..................................................           41,055            44,855
Accrued expenses ..............................................................           39,092            38,884
                                                                                     -----------       -----------
         Total current liabilities ............................................          192,282           282,687
Long-term debt ................................................................           12,714            18,174
Deferred income taxes .........................................................            6,115             4,894
Other liabilities .............................................................           16,288            20,555
                                                                                     -----------       -----------
         Total Liabilities ....................................................          227,399           326,310
                                                                                     -----------       -----------
Commitments and contingencies (Notes 10 and 13)
Stockholders' Equity
 Preferred stock, par value $.01 per share: ...................................               --                --
   Authorized, 20,000 shares; None issued and outstanding
 Common stock, par value $.01 per share: ......................................            1,764             1,764
   Authorized, 300,000 shares; issued and outstanding, 176,368 shares for 1999 and 2000
Additional paid-in capital ....................................................          324,146           335,481
Retained earnings .............................................................          541,267           675,234
Accumulated other comprehensive income (loss) .................................           (4,789)          (14,778)
Common stock in treasury, at cost, 3,858 and 1,875 shares for 1999 and 2000,
   respectively................................................................          (31,747)          (15,680)
                                                                                     -----------       -----------
      Total Stockholders' Equity ..............................................          830,641           982,021
                                                                                     -----------       -----------
      Total Liabilities and Stockholders' Equity ..............................      $ 1,058,040       $ 1,308,331
                                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)

                                                               YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                      1998               1999              2000
                                                      ----               ----              ----
Net sales ..................................      $ 1,267,653       $ 1,245,473       $ 1,630,273
Cost of sales ..............................          970,216         1,078,064         1,289,743
                                                  -----------       -----------       -----------
  Gross profit .............................          297,437           167,409           340,530
Selling, general and administrative expenses          110,737           114,104           119,299
                                                  -----------       -----------       -----------
Profit from operations .....................          186,700            53,305           221,231

Other income (expense):
  Interest income ..........................           11,268             7,946             8,671
  Interest expense .........................           (1,921)           (2,228)           (1,868)
  Other, net ...............................            1,377             1,719             4,092
                                                  -----------       -----------       -----------
Income before income taxes .................          197,424            60,742           232,126
Provision for income taxes .................           62,773            19,226            75,194
                                                  -----------       -----------       -----------
Net income .................................      $   134,651       $    41,516       $   156,932
                                                  ===========       ===========       ===========
Income per share:
     Basic .................................      $      0.76       $      0.24       $      0.90
     Diluted ...............................      $      0.76       $      0.24       $      0.90

Weighted average common shares outstanding:
     Basic .................................        176,219.3         174,132.1         173,423.8
     Diluted ...............................        176,559.7         174,167.0         174,976.8






          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                   Common Stock                                              Accumulated
                               --------------------                 Additional                  Other               Current Year's
                                 Number                  Treasury    Paid-In      Retained  Comprehensive            Comprehensive
                               of Shares     Amount        stock      Capital     Earnings   Income(Loss)     Total     Income
                               ---------     ------        -----      -------     --------   ------------     -----     ------

Balance, March 31, 1997          176,000    $   1,760   $      --    $ 319,029    $ 408,904    $   2,276    $ 731,969
Net income                                                                          134,651                   134,651    $ 134,651
Other comprehensive income                                                                           299          299          299
Dividends                                                                           (21,145)                  (21,145)
Exercise of stock options            367            4                    4,480                                  4,484
Tax benefit of stock option
  exercises                                                                626                                    626
                                 -------    ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, March 31, 1998          176,367        1,764          --      324,135      522,410        2,575      850,884    $ 134,950
                                                                                                                         =========
Net income                                                                           41,516                    41,516    $  41,516
Other comprehensive income
  (loss)                                                                                          (7,364)      (7,364)      (7,364)
Dividends                                                                           (22,659)                  (22,659)
Exercise of stock options              1                                    11                                     11
Treasury stock purchased          (3,858)                 (31,747)                                            (31,747)
                                 -------    ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, March 31, 1999          172,510        1,764     (31,747)     324,146      541,267       (4,789)     830,641    $  34,152
                                                                                                                         =========
Net income                                                                          156,932                   156,932    $ 156,932
Other comprehensive income
  (loss)                                                                                          (9,989)      (9,989)      (9,989)
Dividends                                                                           (22,965)                  (22,965)
Exercise of stock options          1,983                   16,067        6,208                                 22,275
Tax benefit of stock option
  exercises                                                              5,127                                  5,127
                                 -------    ---------   ---------    ---------    ---------    ---------    ---------    ---------
     Balance, March 31, 2000     174,493    $   1,764   $ (15,680)   $ 335,481    $ 675,234    $ (14,778)   $ 982,021    $ 146,943
                                 =======    =========   =========    =========    =========    =========    =========    =========




          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                  YEARS ENDED MARCH 31,
                                                                               -----------------------------
                                                                               1998         1999        2000
                                                                               ----         ----        ----
OPERATING ACTIVITIES:
Net income                                                                  $ 134,651    $  41,516    $ 156,932
Adjustment to reconcile net income to net cash from operating activities:
 Depreciation and amortization                                                 87,668       94,728       99,250
 Deferred income taxes                                                         (2,520)      (4,305)        (395)
 Changes in operating assets and liabilities, net of effects of business acquired
  Accounts receivable                                                          11,621        2,269      (95,790)
  Inventories                                                                 (77,053)      70,256      (83,627)
  Accounts payable and accrued expenses                                        (3,772)     (20,804)      70,955
  Income taxes payable                                                         (9,507)      (3,318)      30,743
  Other assets and liabilities                                                 (4,327)       4,061          112
                                                                            ---------    ---------    ---------
Net cash from operating activities                                            136,761      184,403      178,180
                                                                            ---------    ---------    ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                         (100,374)     (97,715)    (172,421)
 Equity investments                                                            (5,300)          --           --
 Business acquired, net of cash                                                    --      (58,027)          --
 Other                                                                            142           65       (1,154)
 Loans to investee                                                                 --           --       (2,055)
                                                                            ---------    ---------    ---------
Net cash used in investing activities                                        (105,532)    (155,677)    (175,630)
                                                                            ---------    ---------    ---------

FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                 2,197       19,596       17,513
 Repayment of debt                                                             (3,464)     (22,675)     (16,239)
 Dividends paid                                                               (21,145)     (22,659)     (22,965)
 Purchase of treasury stock                                                        --      (31,747)          --
 Exercise of stock options                                                      4,482           11       22,275
 Net cash used in financing activities                                        (17,930)     (57,474)         584
Effect of exchange rate on cash                                                    14          (33)        (586)
Increase (decrease) in cash and cash equivalents                               13,313      (28,781)       2,548
                                                                            ---------    ---------    ---------
Cash and cash equivalents at beginning of period                              188,574      201,887      173,106
                                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period                                  $ 201,887    $ 173,106    $ 175,654
                                                                            =========    =========    =========




          See accompanying notes to consolidated financial statements.

                        AVX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (in thousands, except share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

         AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products. Components sold by the Company are used in virtually all types of electronic products for industries such as telecommunications, computers, automotive, medical and consumer electronics. The consolidated financial statements of AVX Corporation and its subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Other investments for which the Company does not control the financial and operational direction, are either accounted for using the equity method or are recorded at cost.

         From January 1990 through August 15, 1995, the Company was wholly-owned by Kyocera Corporation ("Kyocera"). On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 of the Company's common shares, and the Company sold an additional 4,400,000 common shares, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of AVX common stock. Kyocera currently owns approximately 70% of the Company's outstanding common shares. AVX did not receive any of the proceeds from the February 2000 offering.

STOCK SPLIT:

    On April 20, 2000, the Board of Directors approved a 2-for-1 stock split of our common stock effected in the form of a 100% stock dividend. The additional common stock was distributed on June 1, 2000 to holders of record on May 15, 2000. All references in this report to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES:

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory costs include material, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT:

         Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements-10 to 31.5 years, and machinery and equipment-3 to 10 years. Depreciation expense was $85,858, $90,858, and $94,972 for the years ended March 31, 1998, 1999 and 2000, respectively.

         The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in income.

GOODWILL:

         Assets and liabilities related to business combinations accounted for as purchase transactions were recorded at their respective fair values on the dates of acquisition. Any excess of purchase price over such fair value ("Goodwill") is amortized on a straight-line basis over periods ranging from 20 to 40 years. The accumulated amortization as of March 31, 1999 and 2000 was $22,972 and $27,250, respectively. The carrying value of Goodwill is evaluated quarterly in relation to the operating performance and estimated future undiscounted cash flows of the related operating unit. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

INCOME TAXES:

         Deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. As of March 31, 2000, the amount of U.S. taxes on such undistributed earnings would have been approximately $37,634.

FOREIGN CURRENCY ACTIVITY:

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Operating accounts are translated at an average rate of exchange for the respective accounting periods. Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars and are reported separately as a component of accumulated comprehensive income.

         The Company enters into foreign currency exchange contracts and swaps to manage exposure to currency rate fluctuations on anticipated sales, purchases and intercompany transactions. These exchange agreements generally qualify for accounting as designated hedges. The realized and unrealized gains and losses on these contracts are deferred and included as a component of the related transaction. Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense.

REVENUE RECOGNITION:


         The Company delivers products to customers based upon firm orders. Revenue is recognized after the delivery of the products and assessment of collectability. Certain sales to distributors are under terms which allow for the affected distributors to receive price protection from the Company for actual sales at prices below anticipated sales prices. A portion of sales is made to distributors under agreements allowing limited rights of return. The Company provides an allowance for distributor adjustments based on historical experience.

GRANTS:

         The Company receives employment and research grants from various non-US governmental agencies which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense.

USE OF ESTIMATES:

         The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 1999 and 2000 and reported amounts of revenues and expenses for each of the three years in the period ended March 31, 2000. Actual results could differ from those estimates and assumptions.

RESEARCH, DEVELOPMENT AND ENGINEERING:

         Research, development and engineering expenses totaled approximately $36,000, $42,000, and $51,000 for the years ended March 31, 1998, 1999 and 2000, respectively, while research and development expenses included in these amounts totaled approximately $21,001, $20,622, and $22,926 for the years ended March 31, 1998, 1999 and 2000, respectively. Research and development expenditures are expensed when incurred.

STOCK-BASED COMPENSATION:

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, allows companies to record compensation cost for stock-based compensation plans at fair value or provide pro forma disclosures. The Company has chosen to continue to account for stock-based compensation using the method whereby compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

TREASURY STOCK:

         In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4.4 million shares of common stock may be purchased from time to time at the discretion of management. As of March 31, 2000, the Company had in treasury 1,874,754 common shares at a cost of $15,680. The repurchased shares are held as treasury stock and are available for general corporate purposes.

NEW ACCOUNTING STANDARDS:

         In June 1998, the Financial Accounting Standards Board issued and amended Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No. 133 for the quarter ended June 30, 2001. Currently, the Company is evaluating this standard and the impact it will have on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which provides guidance on revenue recognition and certain lease arrangements. This statement is effective for the quarter ended June 2000. The company believes it is in compliance with the statement.

2.       EARNINGS PER SHARE:

         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of
(a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period.

         The basic weighted average number of shares of common stock outstanding for the period were 176,219,286, 174,132,056, and 173,423,754 for the years ended March 31, 1998, 1999 and 2000, respectively.

         The diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the period were 176,559,692, 174,167,000, and 174,976,840 for the years ended March 31, 1998, 1999 and 2000, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


         Common stock equivalents not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock were 15,329, 544,336 and 0 for the fiscal years ended 1998, 1999 and 2000, respectively.


3.       COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The statement requires disclosure of total non-shareowner changes in equity. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners.

        The Company's total comprehensive income was $134,950, $34,152, and $146,943 for the years ended March 31, 1998, 1999 and 2000, respectively. The only adjustment to net income in the periods was for foreign currency translation adjustments.

4.       ACCOUNTS RECEIVABLE:

        Accounts receivable at March 31 consisted of:

                                                                                    1999                     2000
                                                                                    ----                     ----
Trade                                                                           $183,033                 $273,052
Less: allowances for doubtful accounts, sales returns,
      distributor adjustments and discounts                                      (25,702)                 (23,828)
                                                                                 -------                  -------
                                                                                $157,331                 $249,224
                                                                                 =======                  =======


       Charges to expense related to such allowances were approximately $93,059, $111,813, and $82,323, and applications to such allowances were approximately $87,746, $109,558, and $84,135 for the years ended March 31, 1998, 1999 and
2000, respectively.

5.       INVENTORIES:

Inventories at March 31 consisted of:

                                                   1999                2000
                                                   ----                ----
Finished goods                                 $ 91,551            $110,180
Work in process                                  96,604             119,640
Raw materials and supplies                       89,238             126,586
                                                -------            --------
                                               $277,393            $356,406
                                                =======            ========

6.       DEBT:

     Long-term debt at March 31 consisted of:

                                                                                    1999            2000
                                                                                    ----            ----
Deutsche mark and Euro loans at 3.76-4.39% due through 2003                      $12,862         $18,174
Less - current maturities                                                          (148)              --
                                                                                 -------         -------
                                                                                 $12,714         $18,174
                                                                                 =======         =======



     As of March 31, 2000, $4.4 million of long-term deutsche mark denominated debt and $2.1 million of Euro denominated debt originally scheduled to mature on January 1, 2001 has been excluded from current maturities of long-term debt based on the Company's intent and ability to extend the facilities.


    The aggregate annual maturities of long-term debt are as follows:

                      2001                                   $     --
                      2002                                      7,968
                      2003                                     10,206
                                                             --------
                                                             $ 18,174
                                                             ========


     Long-term debt includes 24.0 million of deutsche mark loans and a 2.25 million Euro loan, all of which have variable rates of interest based on a market rate plus .25%. At March 31, 2000, these loans had a rate of 3.83% and 3.76%, respectively. The remaining loans of 6.0 million and 3.0 million deutsche marks carry fixed rates of 3.9% and 4.39%, respectively.

     Short-term bank debt at March 31, 2000, consists primarily of borrowings incurred by the Company's European subsidiaries under 7.0 million and 2.0 million deutsche mark short-term working capital bank facilities bearing interest at market rates (between 3.9% and 4.39% at March 31, 2000) which extend through July 2000 and September 2000, respectively. In addition, the Company has two 50.0 million French franc working capital bank facilities bearing interest at market rates (3.42% as of March 31, 2000) which extend through September 2000.

     Interest paid totaled $1,426, $1,575, and $1,322 during the years ended March 31, 1998, 1999 and 2000, respectively.

7.       INCOME TAXES:

     For financial reporting purposes, after adjustments for certain corporate items, income before income taxes includes the following components:

                                                 YEARS ENDED MARCH 31,
                                        --------------------------------------
                                        1998             1999            2000
                                        ----             ----            -----
Domestic                              $126,236          $24,089       $ 82,253
Foreign                                 71,188           36,653        149,873
                                      --------          -------       --------
                                      $197,424          $60,742       $232,126
                                      ========          =======       ========

   The provision (benefit) for income taxes consisted of:

                           YEARS ENDED MARCH 31,
                     -----------------------------------
                     1998             1999         2000
                     ----             ----         -----
Current:
Federal/State      $ 49,075       $ 13,573       $ 34,259
Foreign              17,487         13,096         42,623
                   --------       --------       --------
                     66,562         26,669         76,882
                   --------       --------       --------
Deferred:
Federal/State        (4,362)        (7,709)        (1,036)
Foreign                 573            266           (652)
                   --------       --------       --------
                     (3,789)        (7,443)        (1,688)
                   --------       --------       --------
                   $ 62,773       $ 19,226       $ 75,194
                   ========       ========       ========

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 MARCH 31,
                                           --------------------------------------------------------
                                                       1999                        2000
                                           --------------------------   ---------------------------
Current:                                    Assets       Liabilities      Assets       Liabilities
                                           --------      -----------      ------       -----------
Sales and receivable reserves              $  9,489       $     --      $  8,282       $     --
Inventory reserves                            3,441             --         2,776             --
Accrued expenses                              8,965             --        10,348             --
                                           --------       --------      --------       --------
                                           $ 21,895       $     --      $ 21,406       $     --
                                           ========       ========      ========       ========
Non-current:
Property and equipment depreciation        $    690       $  2,002      $  1,398       $  1,650
Accrued expenses                              2,422          1,252         1,022          1,652
Other                                            --          7,934            --          4,198
Foreign income tax loss carryforwards        18,412             --        27,644             --
                                           --------       --------      --------       --------
                                             21,524         11,188        30,064          7,500
Valuation allowance                         (16,451)            --       (27,458)            --
                                           --------       --------      --------       --------
                                           $  5,073       $ 11,188      $  2,606       $  7,500
                                           ========       ========      ========       ========

     A reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

                                                              YEARS ENDED MARCH 31,
                                                      -------------------------------------------

                                                      1998              1999                 2000
                                                      ----              ----                 ----
U.S. Federal statutory rate                           35.0%             35.0%               35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit             1.7               1.0                 1.5
Taxes at different tax rates on foreign earnings      (3.6)             (9.5)               (9.5)
Change in valuation allowance                           --               10.4                4.7
Other, net                                            (1.3)             (5.2)                0.7
                                                      ----              ----                ----
Effective tax rate                                    31.8%             31.7%               32.4%
                                                      ====              ====                ====


     At March 31, 2000, certain of the Company's foreign subsidiaries in Europe had tax net operating loss carryforwards totaling approximately $75,569, most with no expiration date. Accordingly, the Company's valuation allowances relate to deferred tax assets which are the result of the loss carryforwards in these jurisdictions. The valuation allowance increased $16,076 during the year ended March 31, 1999, and increased $11,007 during the year ended March 31, 2000.


     Income taxes paid totaled $76,013, $26,084, and $44,785 during the years ended March 31, 1998, 1999 and 2000, respectively.

8.       EMPLOYEE RETIREMENT PLANS:

     PENSION PLANS:

     The Company sponsors various defined benefit pension plans covering certain employees. Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula. Effective December 31, 1995, the Company froze benefit accruals under its domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements. The Company's pension plans for certain European employees provide for benefits based on a percentage of final pay. The Company's funding policy is to contribute the statutory required amount to the appropriate trust or government funds.

     The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 1999 and 2000 were as follows:

                                                                             YEARS ENDED MARCH 31,
                                                                    ---------------------------------------------
                                                                    U.S. PLANS                INTERNATIONAL PLANS
                                                                -------------------           -------------------
                                                                1999           2000           1999           2000
                                                                ----           ----           ----           ----
Change in benefit obligation:

Benefit obligation at beginning of year                       $ 23,187       $ 23,103       $ 50,471       $ 57,767
Service cost                                                       306            316          1,495          1,605
Interest cost                                                    1,538          1,448          3,517          3,478
Plan participants' contributions                                    --             --            942            811
Actuarial loss (gain)                                             (854)        (1,866)         3,246           (677)
Benefits paid                                                   (1,074)        (1,530)        (1,904)        (1,508)
                                                              --------       --------       --------       --------
Benefit obligation at end of year                               23,103         21,471         57,767         61,476
Change in plan assets:
Fair value of plan assets at beginning of year                  23,813         25,391         53,330         57,814
Actual return on assets                                          2,652          1,194          4,331          6,997
Employer contributions                                              --             --          1,485          1,374
Plan participants' contributions                                    --             --            942            811
Benefits paid                                                   (1,074)        (1,530)        (1,904)        (1,508)
Other expenses                                                      --             --           (370)          (165)
                                                              --------       --------       --------       --------
Fair value of plan assets at end of year                        25,391         25,055         57,814         65,323
                                                              --------       --------       --------       --------
Funded status                                                    2,288          3,584             47          3,847
Unrecognized actuary loss (gain)                                (3,613)        (4,672)        (2,093)        (5,293)
Unrecognized prior service cost                                    174            152            426            373
Unrecognized transition obligation                                  65             44             54             34
                                                              --------       --------       --------       --------
Prepaid (accrued) benefit cost                                $ (1,086)      $   (892)      $ (1,566)      $ (1,039)


     The Company's assumptions used in determining the pension assets (liabilities) shown were as follows:

                                                                            MARCH 31,
                                                           ----------------------------------------------
                                                           1998                1999                 2000
                                                           ----                ----                 ----

Assumptions:
Discount rates                                          6.75-7.0%            6.00-7.0%            6.25-7.5%
Increase in compensation                                 3.0-4.0%           2.50-3.50%             2.5-4.0%
Expected long-term rate of return on plan assets         8.0-9.0%            7.50-9.0%             8.0-9.0%



     Net pension cost related to these pension plans include the following components:

                                                                         YEARS ENDED MARCH 31,
                                                               -----------------------------------------
                                                               1998                1999             2000
                                                               ----                ----             ----
Service cost                                                  $ 1,613            $ 1,802           $ 1,921
Interest cost                                                   4,613              5,055             4,926
Expected return on plan assets                                 (7,816)            (6,748)           (6,493)
Amortization of prior service cost                                 73                 51                75
Amortization of transition obligation                              43                 43                42
Recognized actuarial loss (gain)                                2,342                364              (144)
                                                               ------             ------            ------
Net periodic pension cost                                       $ 868             $  567            $  327



SAVINGS PLANS:


     The Company sponsors retirement savings plans which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the years ended March 31, 1998, 1999 and 2000, were approximately $6,302, $6,272, and $6,268, respectively.


     The Company sponsors nonqualified deferred compensation programs which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At

March 31, 2000, the market value of the trusts, $5,013, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to AVX's general creditors in the event of the Company's insolvency.

9.        STOCK BASED COMPENSATION:


     The Company has two fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 6,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 500,000 shares of common stock. Under both plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan vest as to one third annually.


     The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2000:

                                                                                             NUMBER OF            WEIGHTED AVERAGE
                                                                                              SHARES               EXERCISE PRICE
                                                                                             ---------            ----------------

Unexercised options outstanding - March 31, 1997                                             3,277,000                  $11.56
Options granted                                                                              1,266,000                  $11.05
Options exercised                                                                             (367,000)                 $12.21
Options forfeited                                                                              (28,650)                 $11.27
                                                                                           -----------                  ------
Unexercised options outstanding - March 31, 1998                                             4,147,350                  $11.35
Options granted                                                                                916,600                   $8.05
Options exercised                                                                                (1250)                  $9.06
Options forfeited                                                                             (406,550)                 $10.13
                                                                                           -----------                  ------
Unexercised options outstanding - March 31, 1999                                             4,656,150                  $10.60
Options granted                                                                                928,200                   $8.24
Options exercised                                                                           (1,996,722)                 $11.33
Options forfeited                                                                              (83,100)                  $8.57
                                                                                           -----------                  ------
Unexercised options outstanding - March 31, 2000                                             3,504,528                   $9.61
                                                                                           -----------                  ------
Price Range $12.75 to $15.91 (weighted average contractual life 5.7 years)                     743,328                  $13.15
                                                                                           -----------                  ------
Price Range $7.50 to $9.97 (weighted average contractual life 8.1 years)                     2,761,200                   $8.66
                                                                                           -----------                  ------
Exercisable options:
March 31, 1998                                                                               1,068,500                  $12.04
                                                                                           -----------                  ------
March 31, 1999                                                                               2,103,762                  $11.60
                                                                                           -----------                  ------
March 31, 2000                                                                               1,289,628                  $11.07
                                                                                           ==========-                  ======




     The calculated fair value at date of grant for each option granted during the years ended March 31, 1998, 1999 and 2000 was $4.30 to $7.24, $3.18 to
$4.30, and $3.39 to $7.39, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                                              YEAR ENDED MARCH 31
                                                            --------------------------------------------------------
                                                            1998                      1999                      2000
                                                            ----                      ----                      ----
     Expected life (years)                                      5                         5                         5

     Interest rate                                            6.6%                       6.6%                   6.26-6.6%

     Volatility                                                45%                       45%                      45-50%

     Dividend yield                                        0.75-1.23%                 1.23-1.63%                0.84-1.63%



     If the estimated fair value of the options had been recognized as compensation expense over the vesting periods, income before income taxes would have been reduced by $4,127 ($3,408 after income taxes, or $.02 per share), $4,839 ($3,980 after income taxes or $.02 per share), and $3,177 ($2,616 after income taxes or $.02 per share), for the years ended March 31, 1998, 1999 and 2000, respectively.

10.      COMMITMENTS AND FINANCIAL INSTRUMENTS:

     COMMITMENTS:

     At March 31, 2000, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $75,427.

     The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2000, were as follows:

Years Ending March 31,
  2001                                                 $ 7,945
  2002                                                   6,039
  2003                                                   5,969
  2004                                                   5,860
  2005                                                   4,236
  Thereafter                                            11,223



     Rental expense for operating leases was $6,440, $9,634, and $9,184 for the years ended March 31, 1998, 1999 and 2000, respectively.

     FINANCIAL INSTRUMENTS:

     At March 31, 2000, $6,000 of the Company's intercompany borrowings by a European subsidiary were denominated in U.S. dollars. To reduce the exposure to foreign currency fluctuations, the subsidiary entered into foreign currency swaps which at March 31, 2000 fixed principal balance of the intercompany borrowings in U.K. sterling. In addition to the U.S. dollar, the Company conducts business in most European currencies and the Japanese yen. The Company's foreign currency contracts related to anticipated sales and purchases generally have maturities that do not exceed six months.

     The Company enters into forward delivery contracts with certain suppliers for certain precious metals used in its production processes.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of March 31, 2000, the Company believes that its credit risk exposure is not significant.

     The following disclosure of the estimated fair value of financial instruments has been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

                                                           MARCH 31, 1999                     MARCH 31, 2000
                                                 ---------------------------------  ----------------------------------
                                                 CONTRACT     CARRYING  UNREALIZED   CONTRACT   CARRYING   UNREALIZED
                                                  AMOUNT       AMOUNT   GAIN (LOSS)   AMOUNT     AMOUNT    GAIN (LOSS)
                                                 ---------   ---------  -----------  --------   --------   -------------
Off-Balance Sheet Financial Instruments:
Foreign currency contracts                        $46,968      $  --      $ (266)     $104,453     $ --     $ (549)
Foreign currency swaps                             11,000       (570)       (570)        6,000     (203)      (203)
Metal delivery contracts                               --         --          --         5,853       --       (471)



11.      TRANSACTIONS WITH AFFILIATE:

   The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera.

   The Company entered into transactions with Kyocera as follows:

                                                                             YEARS ENDED MARCH 31,
                                                                        ----------------------------------
                                                                        1998            1999          2000
                                                                        ----            ----          ----
Sales:
Product and equipment sales to affiliates                             $ 25,725      $ 14,247      $ 20,743
Subcontracting activities                                                1,679         2,103         2,093
Commissions received                                                       438            78            23

Purchases:
Purchases of resale inventories, raw materials supplies,
  equipment and services                                               266,568       245,504       368,703
Commissions paid                                                            87            72           325
Rent paid                                                                1,137         1,141         1,192

Other:
Dividends paid                                                          15,883        17,200        17,529




12.      SEGMENT AND GEOGRAPHIC INFORMATION:

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

     The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. For determining segment assets, cash and accounts receivable, which are centrally managed, are not readily allocable to operating segments.

     The tables below present information about reported segments for the years ended March 31,

                                            1998               1999             2000
                                            ----               ----             ----
Net sales:
Passive components                       $ 1,160,428       $ 1,129,714       $ 1,499,580
Connectors                                   107,225           115,759           130,693
                                         -----------       -----------       -----------
Total                                    $ 1,267,653       $ 1,245,473       $ 1,630,273
                                         ===========       ===========       ===========

Operating profit:
Passive components                       $   211,416       $    67,257       $   234,686
Connectors                                    10,950            18,806            26,833
Research & development                       (21,001)          (20,622)          (22,926)
Corporate administration                     (14,665)          (12,136)          (17,362)
                                         -----------       -----------       -----------
Total                                    $   186,700       $    53,305       $   221,231
                                         ===========       ===========       ===========

Depreciation:
Passive components                       $    74,938       $    79,493       $    87,302
Connectors                                     7,329             7,545             4,890
Research & development                         2,401             2,435             2,253
Corporate administration                       1,190             1,385               527
                                         -----------       -----------       -----------
Total                                    $    85,858       $    90,858       $    94,972
                                         ===========       ===========       ===========

Assets:
Passive components                       $   570,335       $   560,982       $   722,592
Connectors                                    45,799            33,809            32,960
Research & development                        17,252            19,475            14,198
Cash and accounts receivable                 341,699           330,438           424,878
Goodwill                                      33,479            78,790            72,495
Corporate administration                      40,089            34,546            41,208
                                         -----------       -----------       -----------
Total                                    $ 1,048,653       $ 1,058,040       $ 1,308,331
                                         ===========       ===========       ===========

Capital expenditures:
Passive components                       $    89,790       $    90,952       $   163,669
Connectors                                     5,971             3,244             4,529
Research & development                         4,613             3,519             4,223
                                         -----------       -----------       -----------
Total                                    $   100,374       $    97,715       $   172,421
                                         ===========       ===========       ===========



   The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location. The Other category consists of Latin America and Israel.

                                                   YEARS ENDED MARCH 31,
                                             -----------------------------------
                                             1998           1999            2000
                                             ----           ----            ----
Net sales:
United States                            $  607,064      $  520,195      $  660,993
Europe                                      291,709         345,055         431,743
Asia                                        364,300         369,974         517,910
Other                                         4,580          10,249          19,627
                                         ----------      ----------      ----------
Total                                    $1,267,653      $1,245,473      $1,630,273
                                         ==========      ==========      ==========

Property, plant and equipment, net:

United States                            $  127,360      $  129,937      $  136,041
Europe                                      119,869         129,016         184,034
Asia                                          2,818          10,384          12,092
Other                                        32,207          34,911          40,640
                                         ----------      ----------      ----------
Total                                    $  282,254      $  304,248      $  372,807
                                         ==========      ==========      ==========




    No one customer has accounted for more than 10% of net sales in the past three years.

13.      ENVIRONMENTAL MATTERS AND CONTINGENCIES:

   The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters. Such reserves for remediation, compliance and legal costs totaled $2,729 at March 31, 2000. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

14.      ACQUISITION:

        On June 2, 1998, the Company purchased the passive component business of Thomson-CSF ("TPC") for $74,000 ($58,000 in cash and $16,000 of assumed debt). The acquisition was accounted for as a purchase and funded through the use of working capital. Based upon market valuations of the fair values of the assets acquired and liabilities assumed the purchase price exceeded the fair value of net assets acquired by $47,800, which is being amortized on a straight-line basis over 20 years. The results of operations of TPC are included in the accompanying financial statements from the date of acquisition.

15.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

   Quarterly financial information for the years ended March 31, 1999 and 2000 is as follows:

                                                           FIRST QUARTER                           SECOND QUARTER
                                                       ------------------------                -------------------------
                                                       1999                2000                1999                 2000
                                                       ----                ----                ----                 ----
Net sales                                             $292,000            $343,150            $324,144             $371,573
Gross profit                                            51,460              53,859              42,604               67,421
Net income                                              17,402              17,446              10,514               26,107
Basic earnings per share                                   .10                 .10                 .06                  .15
Diluted earnings per share                                 .10                 .10                 .06                  .15


                                                            THIRD QUARTER                           FOURTH QUARTER
                                                       ------------------------                -------------------------
                                                       1999                2000                1999                 2000
                                                       ----                ----                ----                 ----
Net sales                                             $310,718           $416,412            $318,611             $499,138
Gross profit                                            36,914             87,792              36,431              131,458
Net income                                               6,052             42,507               7,548               70,872
Basic earnings per share                                   .03                .24                 .04                  .41
Diluted earnings per share                                 .03                .24                 .04                  .40




16.      SUBSEQUENT EVENT:


    On April 20, 2000, the Board of Directors approved a 2-for-1 stock split of our common stock effected in the form of a 100% stock dividend. The additional common stock was distributed on June 1, 2000 to holders of record on May 15, 2000. All references in this report to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AVX CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
June 1, 2000