Form 10-Q
period 2000-06-30
AVX CORP
filed 2000-08-02
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10431

AVX CORPORATION

Delaware	33-0379007
(State of other jurisdiction	(IRS Employer ID No.)
of incorporation or organization)

801 17th Avenue South, Myrtle Beach, South Carolina 29577

(Address of principal executive offices)

(843) 448-9411

(Registrant's phone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2000
Common Stock, par value $0.01 per share	174,562,146

AVX CORPORATION

INDEX

		PAGE NUMBER
PART I: FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2000 and June 30, 2000	2
	Consolidated Statements of Income for the three months ended June 30, 1999 and 2000	3
	Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 2000	4
	Notes to Consolidated Financial Statements	5-7
ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	8
PART II: OTHER INFORMATION
ITEM 4.	Submission of Matters to a Vote of Security Holders	9
ITEM 6.	Exhibits and Reports on Form 8-K	11
Signatures
Exhibits

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2000	June 30, 2000
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$175,654	$253,766
Accounts receivable, net	249,224	294,582
Inventories	356,406	369,078
Deferred income taxes	21,406	21,336
Other receivables - affiliates	5,655	8,236
Prepaid and other	38,471	41,584
Total current assets	846,816	988,582

Property and equipment:
Land	12,801	12,681
Buildings and improvements	173,370	174,618
Machinery and equipment	748,792	758,836
Construction in progress	77,224	84,098
	1,012,187	1,030,233
Accumulated depreciation	(639,380)	(639,127)
	372,807	391,106
Goodwill, net	72,495	78,015
Other assets	16,213	11,534
Total Assets	$1,308,331	$1,469,237
	========	========
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$12,116	$15,214
Current maturities of long-term debt	--	--
Accounts payable:
Trade	83,921	78,013
Affiliates	65,096	64,492
Income taxes payable	37,815	81,223
Accrued payroll and benefits	44,855	40,607
Accrued expenses	38,884	44,400
Total current liabilities	282,687	323,949
Long-term debt	18,174	16,100
Deferred income taxes	4,894	5,607
Other liabilities	20,555	21,329
Total Liabilities	326,310	366,985

Contingencies (Note 4)

Stockholders' equity:
Preferred stock, par value $0.01 per share:
Authorized, 20,000 shares; None issued or outstanding	--	--
Common stock, par value $0.01 per share:
Authorized, 300,000 shares; issued and outstanding, 176,368 for March 2000 and June 2000	1,764	1,764
Additional paid-in capital	335,481	344,347
Retained earnings	675,234	789,535
Accumulated other comprehensive income (loss)	(14,778)	(22,622)
Common stock in treasury, at cost: 1,875 (March 2000) and 1,288 (June 2000) shares	(15,680)	(10,772)
Total Stockholders' Equity	982,021	1,102,252
Total Liabilities And Stockholders' Equity	$1,308,331	$1,469,237
	========	========
See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)
	Three Months ended June 30,
	1999	2000
Net sales	$343,150	$ 602,448
Cost of sales	289,291	389,858
Gross profit	53,859	212,590
Selling, general and administrative expenses	27,458	35,113
Profit from operations	26,401	177,477
Other income (expense):
Interest income	1,831	2,688
Interest expense	(487)	(585)
Other, net	(879)	182
Income before income taxes	26,866	179,762
Provision for income taxes	9,420	59,326
Net income	$17,446	$ 120,436
	=======	=======
Income per share:
Basic	$ 0.10	$ 0.69
Diluted	$ 0.10	$ 0.68

Dividends declared	$ 0.033	$ 0.035

Weighted average number of common shares outstanding:
Basic	172,516.5	174,913.6
Diluted	173,125.8	176,571.6
See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,
	1999	2000
Operating Activities:
Net income	$17,446	$120,435
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,371	30,172
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(30,263)	(54,560)
Inventories	(13,228)	(16,629)
Accounts payable and accrued expenses	20,836	(1,525)
Income taxes payable	9,031	51,319
Other assets and liabilities	7,026	5,124
Net cash from operating activities	33,219	134,336

Investing Activities:
Purchases of property and equipment	(23,951)	(54,923)
Business acquired, net of cash received	--	(1,870)
Other	(890)	(300)
Net cash used in investing activities	(24,841)	(57,093)

Financing Activities:
Repayment of debt	(3,293)	(3,644)
Proceeds from issuance of debt	5,636	4,869
Dividends paid	(5,607)	(6,134)
Purchase of treasury stock	--	--
Exercise of stock options	515	6,249
Net cash from (used in) financing activities	(2,749)	1,340
Effect of exchange rate changes on cash	(473)	(471)
Increase (decrease) in cash and cash equivalents	5,156	78,112
Cash and cash equivalents at beginning of period	173,106	175,654
Cash and cash equivalents at end of period	$178,262	$253,766
	======	======
See accompanying notes to consolidated financial statements.

 AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

(in thousands, except share data)

1. Basis of presentation:

The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2000.

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

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable:

  Accounts receivable consisted of:
	March 31,	June 30,
	2000	2000
Trade	$ 279,084	$ 326,884
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(29,860)	(32,302)
	$ 249,224	$ 294,582
	=======	=======

3. Inventories:

Inventories consisted of:
	March 31,	June 30,
	2000	2000
Finished goods	$ 110,180	$ 109,520
Work in process	119,640	133,671
Raw materials and supplies	126,586	125,887
	$ 356,406	$ 369,078
	=======	=======

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

5. Comprehensive Income:

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires disclosure of total non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments.

Comprehensive income for the three months ended June, 30, 1999 and 2000, includes the following components:
	Three Months ended June 30,
	1999	2000
Net income	$ 17,446	$ 120,436
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4,859)	(7,844)
Comprehensive income	$ 12,587	$ 112,591
	=========	========

The accumulated balance of comprehensive income (loss), (all of which relate to foreign currency translation adjustments) as of June 30, 1999 and 2000 is as follows:

	Three Months ended June 30,
	1999	2000
Balance at beginning of period	$ (4,789)	$ (14,778)
Translation adjustment	(4,859)	(7,844)
Balance at end of period	$ (9,648)	$ (22,622)
	=========	=========

6. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period which were 172,516,514 and 174,913,628 for the three months ended June 30, 1999 and 2000, respectively.

Diluted earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were 173,125,828 and 176,571,605 for the three months ended June 30, 1999 and 2000, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

There were no common stock equivalents not included in the computation of diluted earnings per share because the options' exercise prices were less than the average market price of the common shares for the respective periods.

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
	1999	2000
Net sales:
Passive components	$ 312,048	$ 561,089
Connectors	31,102	41,359
Total	$ 343,150	$ 602,448
	========	=======

Operating profit:
Passive components	$ 30,539	$ 182,261
Connectors	5,374	8,133
Research & development	(5,192)	(5,757)
Corporate administration	(4,320)	(7,160)
Total	$ 26,401	$ 177,477
	========	=======

8. Subsequent Event:

On July 25, 2000, the Company declared a $0.035 dividend per share of common stock with respect to the quarter ended June 30, 2000, payable on August 14, 2000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations	Three Months ended June 30,
	1999	2000
Net sales	100%	100%
Gross profit	15.7	35.3
Selling, general and administrative expenses	8.0	5.8
Income before income taxes	7.8	29.8
Net income	5.1	20.0

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000

Net sales in the three months ended June 30, 2000 increased 75.6% to $602.4 million from $343.12 million in the three months ended June 30, 1999. The increase in revenue was attributable to the robust demand across all markets, particularly the telecommunications and information technology hardware industries. Coupled with increased sales volume, selling prices continued to increase as demand outpaced supply.

Gross profit in the three months ended June 30, 2000 increased to $212.6 million (35.3% of net sales) from $53.9 million (15.7% of net sales) in the three months ended June 30, 1999. The favorable pricing environment, higher throughput and improvements in our manufacturing process have contributed to the improvement in gross profit in dollar terms and as a percentage of sales. Gross profit was negatively impacted by increases in the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The Company continues its efforts to reduce the amount of the precious metal used in such parts, and substitute base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Selling, general and administrative expenses in the three months ended June 30, 2000 were $35.1 million (5.8% of net sales) compared with $27.5 million (8.0% of net sales) in the three months ended June 30, 1999. The decline in selling, general and administrative expenses, as a percentage of sales, is primarily a result of higher sales, offset in part by higher research and development and administrative costs.

On May 10, 2000, the Company acquired an additional 10% of the outstanding stock of Electro-Chemical Research Ltd. (ECR), bringing its total holding to 51%. ECR has developed and patented a technology for high capacity electrical storage devices. Prior to acquiring the additional 10%, the investment was accounted for using the equity method. Effective May 10, 2000, 100% of ECR's operating and research costs are included in the consolidated results of the Company.

As a result of the above factors, profit from operations in the three months ended June 30, 2000 increased to $177.5 million from $26.4 million in the three months ended June 30, 1999.

For the reasons set forth above, higher interest income on invested cash and a lower income tax rate as a result of the nonrecognition of certain foreign income tax benefits for the quarter ended June 30, 1999, net income in the three months ended June 30, 2000 was $120.4 million (20.0% of net sales) compared to $17.4 million (5.1% of net sales) in the three months ended June 30, 1999.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 2000, the Company had a current ratio of 3.05 to 1, $253.8 million of cash and cash equivalents, $1,102.3 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $134.3 million in the three months ended June 30, 2000 compared to $33.2 million in the three months ended June 30, 1999.

Purchases of property and equipment were $54.9 million in the three month period ended June 30, 2000 and $24.0 million in the three month period ended June 30, 1999. Expenditures for both periods were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have borrowed German deutsche marks, French francs and Euro loans under various bank agreements.

On May 10, 2000, the Company acquired, for $2.2 million, an additional 10% of the outstanding stock of Electro-Chemical Research Ltd. (ECR), bringing its total holding to 51%.

Based on the financial condition of the Company as of June 30, 2000, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividends and acquisition payments to be paid in the foreseeable future.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 2001, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's annual report on Form 10-K for year ended March 31, 2000, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Part II: Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 25, 2000 for the purpose of electing four Directors, ratifying a proposed amendment to the AVX Corporation 1995 Stock Option Plan, and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class II directors with terms expiring at the Annual Meeting in July of 2003 with the following vote.:

Before effect of the June 1, 2000 stock split.
		Shares Voted "For"	Shares "Withheld"
Class II	Michihisa Yamamoto	82,033,327	647,055
Class II	Carrol A. Campbell, Jr.	81,943,139	737,243
Class II	John S. Gilbertson	82,033,348	647,034
Class II	Rodney N. Lanthorne	82,033,502	646,880

The following is a summary of directors who were not up for election and continue in office:.

Class I	Kazuo Inamori
Class I	Kensuke Itoh
Class I	Benedict P. Rosen
Class I	Richard Tressler
Class I	Mashiro Umemura
Class III	Yuzo Yamamura
Class III	Yasuo Nishiguchi
Class III	Henry C. Lucas

Proposal 2:

Ratification of an amendment to the 1995 Stock Option Plan to increase the number of shares that may be issued under the plan by an additional 1,500,000 (automatically adjusted to an additional 3,000,000 shares in connection with the Stock Split in accordance with the terms and conditions of the 1995 Stock Option Plan) was approved with the following vote.:

Before effect of the June 1, 2000 stock split.
Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"	Shares "Unvoted"
80,825,590	1,810,837	43,953	2

Proposal 3:

Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was approved with the following vote:

Before effect of the June 1, 2000 stock split.
Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
82,648,407	4,408	27,567

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits:
10.10 AVX Corporation 1995 Stock Option Plan as Amended Through July 25, 2000
27.1 Financial Data Schedule
(b) Reports on Form 8-K.
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2000

AVX Corporation

by:	/s/ KURT P. CUMMINGS

Kurt P. Cummings
Vice President of Finance,
Chief Financial Officer,
and Treasurer, and Secretary