Form 10-Q
period 2000-09-30
AVX CORP
filed 2000-11-06
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-10431

AVX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction	(IRS Employer ID No.)
of incorporation or organization)

801 17th Avenue South	Myrtle Beach, South Carolina 29577

(Address of principal executive offices)

Telephone: (843) 448-9411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2000
Common Stock, par value $0.01 per share	174,656,864

AVX CORPORATION

INDEX

	Page Number

PART I:	Financial Information:

ITEM 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2000 and September 30, 2000	2
	Consolidated Statements of Income for the three months ended September 30, 1999 and 2000 and for the six months ended September 30, 1999 and 2000	3
	Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 2000	4
	Notes to Consolidated Financial Statements	5-8

ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II:	Other Information:
ITEM 6.	Exhibits and Reports on Form 8-K	13
	Signatures
	Exhibits

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31, 2000	September 30, 2000
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$175,654	$288,087
Accounts receivable, net	249,224	344,602
Inventories	356,406	387,694
Deferred income taxes	21,406	21,292
Other receivables-affiliates	5,655	8,895
Prepaid and other	38,471	41,935
	------------------------	------------------------
Total current assets	846,816	1,092,505

Property and equipment:
Land	12,801	14,769
Buildings and improvements	173,370	177,620
Machinery and equipment	748,792	796,159
Construction in progress	77,224	86,458
	------------------------	------------------------
	1,012,187	1,075,006
Accumulated depreciation	(639,380)	(653,160)
	------------------------	------------------------
	372,807	421,846
Goodwill, net	72,495	76,145
Other assets	16,213	11,392
	------------------------	------------------------
TOTAL ASSETS	$1,308,331	$1,601,888
	=============	=============
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$12,116	$11,810
Current maturities of long-term debt	-	-
Accounts payable:
Trade	83,921	88,906
Affiliates	65,096	69,599
Income taxes payable	37,815	71,640
Accrued payroll and benefits	44,855	45,049
Accrued expenses	38,884	45,586
	------------------------	------------------------
Total current liabilities	282,687	332,590
Long-term debt	18,174	15,099
Deferred income taxes	4,894	6,033
Other liabilities	20,555	19,194
	------------------------	------------------------
TOTAL LIABILITIES	326,310	372,916
	------------------------	------------------------
Contingencies (Note 4)

Stockholders' equity:
Preferred stock, par value $0.01 per share:
Authorized, 20,000 shares; None issued or outstanding	-	-
Common stock, par value $0.01 per share:
Authorized, 300,000 shares; issued and outstanding	1,764	1,764
176,368 for March 2000 and September 2000
Additional paid-in capital	335,481	344,423
Retained earnings	675,234	939,600
Accumulated other comprehensive income (loss)	(14,778)	(33,147)
Common stock in treasury, at cost: 1,875 (March 2000) and 1,714 (September 2000) shares	(15,680)	(23,668)
	------------------------	------------------------
TOTAL STOCKHOLDERS' EQUITY	982,021	1,228,972
	------------------------	------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,308,331	$1,601,888
	=============	=============
See accompanying notes to consolidated financial statements.
PAGE 2

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months ended September 30,		Six Months ended September 30,
	1999	2000	1999	2000
Net sales	$371,573	$695,286	$714,723	$1,297,734
Cost of sales	304,152	427,899	593,443	817,757
	--------------	--------------	--------------	--------------
Gross profit	67,421	267,387	121,280	479,977
Selling, general and administrative expenses	29,960	37,479	57,418	72,592
	--------------	--------------	--------------	--------------
Profit from operations	37,461	229,908	63,862	407,385
Other income (expense):
Interest income	1,872	3,607	3,703	6,295
Interest expense	(420)	(614)	(907)	(1,199)
Other, net	(521)	507	(1,400)	689
	--------------	--------------	--------------	--------------
Income before income taxes	38,392	233,408	65,258	413,170
Provision for income taxes	12,285	77,237	21,705	136,563
	--------------	--------------	--------------	--------------
Net income	$26,107	$156,171	$43,553	$276,607
	=========	=========	========	========
Income per share:
Basic	$0.15	$0.89	$0.25	$1.58
Diluted	$0.15	$0.89	$0.25	$1.57
	--------------	--------------	--------------	--------------
Dividends declared	$0.033	$0.035	$0.065	$0.07
	--------------	--------------	--------------	--------------

Weighted average number of common shares outstanding:
Basic	172,920.9	174,754.0	172,719.8	174,835.3
Diluted	174,652.9	176,285.7	173,839.7	176,431.4

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended September 30,
	1999	2000

Operating Activities:
Net income	$43,553	$276,607
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	45,362	60,533
Changes in operating assets and liabilities, net of
effects from business acquired:
Accounts receivable	(32,758)	(110,978)
Inventories	(4,773)	(39,745)
Accounts payable and accrued expenses	43,777	24,749
Income taxes payable	12,649	43,245
Other assets and liabilities	2,120	9,908
	--------------	--------------
Net cash from operating activities	109,930	264,319
	--------------	--------------
Investing Activities:
Purchases of property and equipment	(55,843)	(127,184)
Business acquired, net of cash received	-	(1,870)
Other	(1,588)	(281)
	--------------	--------------
Net cash used in investing activities	(57,431)	(129,335)
	--------------	--------------
Financing Activities:
Repayment of debt	(9,307)	(8,740)
Proceeds from issuance of debt	7,318	6,424
Dividends paid	(10,807)	(12,241)
Purchase of treasury stock	-	(14,589)
Exercise of stock options	8,939	7,492
	--------------	--------------
Net cash from (used in) financing activities	(3,857)	(21,654)
	--------------	--------------
Effect of exchange rate changes on cash	157	(897)
	--------------	--------------
Increase (decrease) in cash and cash equivalents	48,799	112,433
Cash and cash equivalents at beginning of period	173,106	175,654
	--------------	--------------
Cash and cash equivalents at end of period	$221,905	$288,087
	=========	=========
See accompanying notes to consolidated financial statements.
PAGE 4

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable:

Accounts receivable consisted of:	March 31,	September 30,
	2000	2000
Trade	$279,084	$378,584
Less: allowances for doubtful accounts, sales
returns, distributor adjustments and discounts	(29,860)	(33,982)
	----------------	----------------
	$249,224	$344,602
	==============	==============

3. Inventories:

Inventories consisted of:	March 31,	September 30,
	2000	2000
Finished goods	$110,180	$122,964
Work in process	119,640	131,471
Raw materials and supplies	126,586	133,259
	--------------	--------------
	$356,406	$387,694
	============	============
PAGE 5

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

4. Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. If it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company will establish reserves or adjust its reserves for its projected share of these costs. Management believes that it has adequate reserves with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

5. Comprehensive Income:

Comprehensive income represents total non-shareowner changes in equity including all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments.

Comprehensive income for the three and six month periods ended September 30, 1999 and 2000, includes the following components:

	Three Months		Six Months
	1999	2000	1999	2000
Net income	$26,107	$156,171	$43,553	$276,607
Other comprehensive income(loss), net of tax:
Foreign currency translation adjustment	8,343	(10,525)	3,484	(18,369)
	--------------	--------------	--------------	--------------
Comprehensive income	$34,450	$145,646	$47,037	$258,238
	=========	=========	=========	=========

The accumulated balance of other comprehensive income (loss), (all of which relate to foreign currency translation adjustments) as of September 30, 1999 and 2000 is as follows:

	Three Months		Six Months
	1999	2000	1999	2000
Balance at beginning of period	$(9,648)	$(22,622)	$(4,789)	$(14,778)
Translation adjustment	8,343	(10,525)	3,484	(18,369)
	--------------	--------------	--------------	--------------
Balance at end of period	$(1,305)	$(33,147)	$(1,305)	$(33,147)
	=========	========	=========	=========
PAGE 6

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

6. Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six month periods ended September 30, 1999 and 2000:

	Three Months		Six Months
	1999	2000	1999	2000
Basic weighted average shares outstanding	172,920,920	174,753,997	172,719,822	174,835,270

Diluted weighted average shares and potential common stock equivalents outstanding	174,652,926	176,285,748	173,839,676	176,431,386

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the respective period, were as follows:

	September 30,
	1999	2000
Three months ended	-	68,290
Six months ended	5,482	-

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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and six month periods ended September 30, 1999 and 2000:

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

	Three Months		Six Months
	1999	2000	1999	2000
Net sales:
Passive components	$339,916	$648,786	$651,964	$1,209,875
Connectors	31,657	46,500	62,759	87,859
	--------------	--------------	--------------	--------------
Total	$371,573	$695,286	$714,723	$1,297,734
	=========	========	=========	=========
	Three Months		Six Months
	1999	2000	1999	2000
Operating profit:
Passive components	$43,707	$235,164	$74,246	$417,425
Connectors	6,699	8,099	12,073	16,232
Research & development	(6,900)	(6,962)	(12,092)	(12,719)
Corporate administration	(6,045)	(6,393)	(10,365)	(13,553)
	--------------	--------------	--------------	--------------
Total	$37,461	$229,908	$63,862	$407,385
	=========	========	=========	=========

8. Treasury Stock:

In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4.4 million shares of common stock may be purchased from time to time at the discretion of management. As of September 30, 2000, the Company had in treasury 1,713,986 common shares at a cost of $23.7 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

9. Subsequent Event:

On October 24, 2000, the Company declared a $0.035 dividend per share of common stock with respect to the quarter ended September 30, 2000, payable on November 13, 2000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations	Three months ended September 30,
	1999	2000
Net sales	100%	100%
Gross profit	18.1	38.5
Selling, general and administrative expenses	8.1	5.4
Income before income taxes	10.3	33.6
Net income	7.0	22.5

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales in the three months ended September 30, 2000 increased 87.1% to $695.3 million from $371.6 million in the three months ended September 30, 1999. The increase in revenue was attributable to the robust demand across all markets, particularly the telecommunications and information technology hardware industries. Increased production, richer sales mix and selling price increases contributed to the increased sales.

Gross profit in the three months ended September 30, 2000 increased to $267.4 million (38.5% of net sales) from $67.4 million (18.1% of net sales) in the three months ended September 30, 1999. The favorable pricing environment, higher throughput and improvements in our manufacturing processes have contributed to the improvement in gross profit in dollar terms and as a percentage of sales. Gross profit was negatively impacted by increases in the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The Company continues its efforts to reduce the amount of the precious metal used in such parts, and substitute base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Selling, general and administrative expenses in the three months ended September 30, 2000 were $37.5 million (5.4% of net sales) compared with $30.0 million (8.1% of net sales) in the three months ended September 30, 1999. The decline in selling, general and administrative expenses as a percentage of sales is a result of higher sales.

As a result of the above factors, profit from operations in the three months ended September 30, 2000 increased to $229.9 million from $37.5 million in the three months ended September 30, 1999.

For the reasons set forth above and higher interest income on invested cash, net income in the three months ended September 30, 2000 was $156.2 million (22.5% of net sales) compared to $26.1 million (7.0% of net sales) in the three months ended September 30, 1999.

Results of Operations	Six months ended September 30,
	1999	2000
Net sales	100%	100%
Gross profit	17.0	37.0
Selling, general and administrative expenses	8.0	5.6
Income before income taxes	9.1	31.8
Net income	6.1	21.3

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

Net sales in the six months ended September 30, 2000 increased 81.6% to $1,297.7 million from $714.7 million in the six months ended September 30, 1999. The increase in revenue was attributable to the robust demand across all markets, particularly the telecommunications and information technology hardware industries. Coupled with increased production and resulting sales volume, selling prices increased as demand outpaced supply.

Gross profit in the six months ended September 30, 2000 increased to $480.0 million (37.0% of net sales) from $121.3 million (17.0% of net sales) in the six months ended September 30, 1999. The favorable pricing environment, higher throughput and improvements in our manufacturing processes have contributed to the improvement in gross profit in dollar terms and as a percentage of sales. Gross profit was negatively impacted by increases in the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The Company continues its efforts to reduce the amount of the precious metal used in such parts, and substitute base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Selling, general and administrative expenses in the six months ended September 30, 2000 were $72.6 million (5.6% of net sales) compared with $57.4 million (8.0% of net sales) in the six months ended September 30, 1999. The decline in selling, general and administrative expenses as a percentage of sales is a result of higher sales. The increase in such costs is due to higher research and development and administrative costs and sales commissions.

As a result of the above factors, profit from operations in the six months ended September 30, 2000 increased to $407.4 million from $63.9 million in the six months ended September 30, 1999.

For the reasons set forth above, higher interest income on invested cash and foreign currency exchange gains, net income in the six months ended September 30, 2000 was $276.6 million (21.3% of net sales) compared to $43.6 million (6.1% of net sales) in the six months ended September 30, 1999.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 2000, the Company had a current ratio of 3.28 to 1, $288.1 million of cash and cash equivalents, $1,229.0 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $264.3 million in the six months ended September 30, 2000 compared to $109.9 million in the six months ended September 30, 1999.

Purchases of property and equipment were $127.2 million in the six month period ended September 30, 2000 and $55.8 million in the six month period ended September 30, 1999. Expenditures for both periods were primarily for expanding production capabilities of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks, French francs and Euro loans under various bank agreements.

Pursuant to a previously authorized stock repurchase program, we were authorized to purchase up to 4.4 million shares of our common stock. We purchased 548,500 shares at a cost of $14.6 million during the three month period ended September 30, 2000, which completes the program. The repurchased shares are held as treasury stock and have been used to satisfy stock option exercises.

Based on the financial condition of the Company as of September 30, 2000, the Company believes that cash on hand, and cash expected to be generated from operating activities, will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering costs, and any dividends and acquisition payments to be paid in the foreseeable future.

Outlook

The increase in worldwide demand for passive components has led to stabilization and, in some cases, increases in selling prices. The Company believes that in addition to the increased worldwide demand for electronic components, there are several other factors which should lead toward continued profitability including: (a) the Company's ongoing efforts to substitute base metals for precious metals in the manufacture of multilayer ceramic capacitors, (b) capacity expansion programs (c) cost control measures and continuous improvements in production processes, and (d) the growth of advanced and connector products through innovation and component design in conjunction with our customers.

As a result of the growth in the electronics component business, our tantalum suppliers have indicated that there may be difficulty obtaining the quantities of tantalum needed to continue to increase tantalum capacitor production, and that the cost of the tantalum material may increase significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except as indicated below, the Company's market risk exposure at September 30, 2000 is consistent with the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the year ended March 31, 2000.

Precious Metals

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $340 to $837 per troy ounce during the past year. We have managed, through the use of forward purchase agreements and strategic spot buying, to purchase palladium at a cost below the average market cost. We are addressing the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. Because of robust demand for ceramic parts, both palladium and nickel based production capacity is currently needed to satisfy our customers' needs.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased through suppliers from various parts of the world at prices that are subject to negotiation under varying length contracts. We are a major consumer of the world's annual tantalum production. Although we historically have had no problem procuring tantalum powder, the increased demand for tantalum products and the limited number of tantalum powder suppliers may lead to availability constraints and higher prices.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 2001, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Companys' annual report on Form 10-K for year ended March 31, 2000, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Part II: Other Information

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 27.0 Financial Data Schedule

(b)	Reports on Form 8-K.
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2000

AVX Corporation

by:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer, and Secretary