Form 10-Q
period 2000-12-31
AVX CORP
filed 2001-02-02
CIK 859163

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-7201

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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2001
Common Stock, par value $0.01 per share	174,669,414

AVX CORPORATION

INDEX

		Page Number

PART I:	Financial Information:

ITEM 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2000 and December 31, 2000	2
	Consolidated Statements of Income for the three months ended December 31, 1999 and 2000 and for the nine months ended December 31, 1999 and 2000	3
	Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 2000	4
	Notes to Consolidated Financial Statements	5-8

ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II:	Other Information:
ITEM 6.	Exhibits and Reports on Form 8-K	15
	Signatures
	Exhibits

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2000	December 31, 2000
Assets	-------------------------	-------------------------
Current assets:		(unaudited)
Cash and cash equivalents	$175,654	$399,761
Accounts receivable, net	249,224	367,544
Inventories	356,406	423,382
Deferred income taxes	21,406	21,243
Other receivables-affiliates	5,655	9,522
Prepaid and other	38,471	45,853
	--------------------	--------------------
Total current assets	846,816	1,267,305

Property and equipment:
Land	12,801	14,809
Buildings and improvements	173,370	182,276
Machinery and equipment	748,792	887,923
Construction in progress	77,224	63,364
	--------------------	--------------------
	1,012,187	1,148,372
Accumulated depreciation	(639,380)	(699,297)
	--------------------	--------------------
	372,807	449,075
Goodwill, net	72,495	74,885
Other assets	16,213	11,442
	--------------------	--------------------
TOTAL ASSETS	$1,308,331	$1,802,707
	============	============
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$12,116	$15,777
Current maturities of long-term debt	-	-
Accounts payable:
Trade	83,921	89,122
Affiliates	65,096	74,404
Income taxes payable	37,815	83,318
Accrued payroll and benefits	44,855	51,092
Accrued expenses	38,884	45,104
	--------------------	--------------------
Total current liabilities	282,687	358,817
Long-term debt	18,174	15,795
Deferred income taxes	4,894	7,001
Other liabilities	20,555	19,662
	--------------------	--------------------
TOTAL LIABILITIES	326,310	401,275
	--------------------	--------------------
Contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value $0.01 per share:
Authorized, 20,000 shares; None issued or outstanding	-	-
Common stock, par value $0.01 per share:
Authorized, 300,000 shares; issued and outstanding	1,764	1,764
176,368 for March 2000 and December 2000
Additional paid-in capital	335,481	344,424
Retained earnings	675,234	1,099,576
Accumulated other comprehensive income (loss)	(14,778)	(20,697)
Common stock in treasury, at cost: 1,875 (March 2000)	(15,680)	(23,635)
and 1,711 (December 2000) shares
	--------------------	--------------------
TOTAL STOCKHOLDERS' EQUITY	982,021	1,401,432
	--------------------	--------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,308,331	$1,802,707
	============	============
See accompanying notes to consolidated financial statements.
PAGE 2

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months ended December 31,		Nine Months ended December 31,
	1999	2000	1999	2000
	-----------------	-----------------	-----------------	-----------------
Net sales	$416,412	$709,509	$1,131,135	$2,007,243
Cost of sales	328,620	431,049	922,063	1,248,806
	--------------	--------------	--------------	--------------
Gross profit	87,792	278,460	209,072	758,437
Selling, general and administrative expenses	30,064	38,880	87,482	111,472
	--------------	--------------	--------------	--------------
Profit from operations	57,728	239,580	121,590	646,965
Other income (expense):
Interest income	2,747	4,857	6,450	11,152
Interest expense	(546)	(579)	(1,453)	(1,778)
Other, net	2,627	608	1,227	1,297
	--------------	--------------	--------------	--------------
Income before income taxes	62,556	244,466	127,814	657,636
Provision for income taxes	20,049	78,382	41,754	214,945
	--------------	--------------	--------------	--------------
Net income	$42,507	$166,084	$86,060	$442,691
	==========	==========	==========	==========
Income per share:
Basic	$0.24	$0.95	$0.50	$2.53
Diluted	$0.24	$0.94	$0.49	$2.51
	--------------	--------------	--------------	--------------
Dividends declared	$0.033	$0.035	$0.098	$0.105
	--------------	--------------	--------------	--------------

Weighted average number of common shares outstanding:
Basic	173,888.4	174,656.1	173,110.8	174,775.3
Diluted	175,604.2	175,965.6	174,321.9	176,473.8

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended December 31,
	1999	2000
	------------------	------------------
Operating Activities:
Net income	$86,060	$442,691
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	70,765	98,698
Changes in operating assets and liabilities, net of
Effects from business acquired:
Accounts receivable	(41,374)	(132,296)
Inventories	(30,331)	(71,842)
Accounts payable and accrued expenses	65,435	32,035
Income taxes payable	25,811	53,525
Other assets and liabilities	(8,348)	8,460
	-----------------	-----------------
Net cash from operating activities	168,018	431,271
	-----------------	-----------------
Investing Activities:
Purchases of property and equipment	(109,279)	(181,020)
Business acquired, net of cash received	-	(1,870)
Other	(2,668)	(309)
	-----------------	-----------------
Net cash used in investing activities	(111,947)	(183,199)
	-----------------	-----------------
Financing Activities:
Repayment of debt	(9,349)	(3,849)
Proceeds from issuance of debt	11,861	5,920
Dividends paid	(16,861)	(18,349)
Purchase of treasury stock	-	(14,589)
Exercise of stock options	19,920	7,514
	-----------------	-----------------
Net cash from (used in) financing activities	5,571	(23,353)
	-----------------	-----------------
Effect of exchange rate changes on cash	(357)	(612)
	-----------------	-----------------
Increase (decrease) in cash and cash equivalents	61,285	224,107
Cash and cash equivalents at beginning of period	173,106	175,654
	-----------------	-----------------
Cash and cash equivalents at end of period	$234,391	$399,761
	==========	==========

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable:

Accounts receivable consisted of:	March 31,	December 31,
	2000	2000
	---------------	---------------
Trade	$279,084	$402,444
Less: allowances for doubtful accounts, sales returns,
distributor adjustments and discounts	(29,860)	(34,900)
	---------------	---------------
	$249,224	$367,544
	=========	=========

3. Inventories:

Inventories consisted of:
	March 31,	December 31,
	2000	2000
	---------------	---------------
Finished goods	$110,180	$133,098
Work in process	119,640	139,539
Raw materials and supplies	126,586	150,745
	---------------	---------------
	$356,406	$423,382
	=========	=========

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

4. Debt:

As of December 31, 2000, $2.4 million of long-term deutsche mark denominated debt and $2.1 million of Euro denominated debt originally scheduled to mature on January 1, 2001 has been excluded from current maturities of long-term debt based on the Company's intent and ability to extend the facilities. On January 19, 2001, this debt was extended to mature on April 3, 2002.

5. Environmental Matters and Contingencies:

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

6. Comprehensive Income:

Comprehensive income represents total non-shareowner changes in equity including all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments.

Comprehensive income for the three and nine month periods ended December 31, 1999 and 2000, includes the following components:

	Three Months		Nine Months
	1999	2000	1999	2000
	------------	------------	------------	------------
Net income	$42,507	$166,084	$86,060	$442,691
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,066)	12,450	(4,582)	(5,919)
	-----------	-----------	-----------	-----------
Comprehensive income	$34,441	$178,534	$81,478	$436,772
	=======	=======	=======	=======

The accumulated balance of other comprehensive income (loss) (all of which relate to foreign currency translation adjustments) as of December 31, 1999 and 2000 is as follows:

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

	Three Months		Nine Months
	1999	2000	1999	2000
	-------------	-------------	-------------	-----------
Balance at beginning of period	$(1,305)	$(33,147)	$(4,789)	$(14,778)
Translation adjustment	(8,066)	12,450	(4,582)	(5,919)
	-------------	-------------	-------------	-----------
Balance at end of period	$(9,371)	$(20,697)	$(9,371)	$(20,697)
	=======	=======	=======	=======

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine month periods ended December 31, 1999 and 2000:

	Three Months		Nine Months
	1999	2000	1999	2000
	--------------	--------------	--------------	--------------
Basic weighted average shares outstanding	173,888,404	174,656,147	173,110,766	174,775,345

Diluted weighted average shares and potential common stock equivalents outstanding	175,604,244	175,965,602	174,321,896	176,473,837

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the respective period, were as follows:

	December 31,
	1999	2000
	-------	--------
Quarter ended	-	252,835
Nine months ended	-	41,587

8. Segment information:

The Company has three reportable operating segments: Passive Components, Connectors and Research and Development. The Company is organized, exclusive of research and development, on the basis of products being separated into six units. Five of the units which manufacture or

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

distribute ceramic, tantalum, film and power capacitors, ferrites and other passive devices have been aggregated into the segment "Passive Components".

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and nine month periods ended December 31, 1999 and 2000:

	Three Months		Nine Months
	1999	2000	1999	2000
	-----------	-----------	------------	------------
Net sales:
Passive components	$382,777	$662,231	$1,034,741	$1,872,106
Connectors	33,635	47,278	96,394	135,137
----------------------------------------------------------------------------------------------------------------------
Total	$416,412	$709,509	$1,131,135	$2,007,243
===============================================================================

	Three Months		Nine Months
	1999	2000	1999	2000
	------------	------------	------------	------------
Operating profit:
Passive components	$62,272	$247,063	$136,518	$665,502
Connectors	7,394	8,344	19,467	25,512
Research & development	(4,523)	(6,928)	(16,615)	(19,616)
Corporate administration	(7,415)	(8,899)	(17,780)	(24,433)
----------------------------------------------------------------------------------------------------------------------
Total	$57,728	$239,580	$121,590	$646,965
===============================================================================

9. Treasury Stock:

In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4.4 million shares of common stock may be purchased from time to time at the discretion of management. As of December 31, 2000, the Company had in treasury 1,711,395 common shares at a cost of $23.6 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

10. Subsequent Event:

On January 26, 2001, the Company declared a $0.035 dividend per share of common stock with respect to the quarter ended December 31, 2000, payable on February 13, 2001.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Outlook

The Company has had nine consecutive quarters of sales and net income growth due to the increasing demand for passive components. During this period, demand has outpaced capacity and led to higher average selling prices. The increasing demand for higher performance components and miniaturization has also led to opportunities for our advanced products.

The Company uses palladium and tantalum metals in the manufacture of certain capacitors. The palladium market has experienced dramatic price increases over the past several years. The Company continues to offset the rising cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors, through the conversion to the use of base metals. We believe that our programs are progressing as planned and will significantly reduce, but not eliminate, the reliance on palladium in the future. Tantalum powder is a principle material used in the manufacture of solid tantalum capacitors. The market for tantalum powder, which has historically been stable, is showing signs of volatility. As a result of the growth in the electronics component business, our tantalum suppliers have indicated that, although tantalum powder has, up to this point been readily available, there may be difficulty obtaining the quantities needed to continue to significantly increase tantalum capacitor production in the future, and that the cost of the tantalum powder will increase. The Company anticipates that some, but not all, of these increased costs will be passed on to our customers in the form of higher prices for our components. In addition, the Company is redesigning components to use less tantalum and is developing components that use alternative materials.

Recently, electronic distributors, contract electronic manufacturers and certain original equipment manufactures have indicated that they have experienced a slow down in the rate of growth for their products and have excess passive component inventory. We believe the inventory situation is a temporary one, but expect to see some negative impact in our orders and sales in the coming quarter. We are also beginning to experience some pricing pressures on certain commodity related products.

Given the above factors, the Company expects the sequential rate of growth to decline in the near future. However, we believe that during the next fiscal year we will continue to experience sales growth and strong earnings due to the following: (a) the continued increase in worldwide demand for electronic components, (b) the decrease in the amount of precious metals used in the manufacture of multilayer ceramic capacitors, (c) cost reductions and improvements in our production processes and (d) opportunities for growth in our advanced product lines due to advances in component design.

Results of Operations	Three months ended December 31,
	1999	2000

Net sales	100%	100%
Gross profit	21.1	39.2
Selling, general and administrative expenses	7.2	5.5
Income before income taxes	15.0	34.5
Net income	10.2	23.4

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net sales in the three months ended December 31, 2000 increased 70.4% to $709.5 million from $416.4 million in the three months ended December 31, 1999. The increase in revenue was attributable to the robust demand across all markets, particularly the telecommunications and information technology hardware industries. A combination of higher selling prices, units sold and richer product mix contributed to the increased sales. Passive component sales during the quarter increased 73.0% to $662.2 million. All product groups except leaded products had significant sales growth. Leaded sales, which represented a small portion of the total passive component sales, declined 8% compared to the same period last year as a result of softening demand and the continuing shift in the electronic component industry to the use of surface mount capacitors. Connector sales during the quarter increased 40.6% to $47.3 million as a result of the robust demand in all markets.

Gross profit in the three months ended December 31, 2000 increased to $278.5 million (39.2% of net sales) from $87.8 million (21.1% of net sales) in the three months ended December 31, 1999. The favorable pricing environment, a mix of higher margin product and cost reductions have contributed to the improvement in gross profit in dollar terms and as a percentage of sales. Continued automation of the manufacturing processes and higher volumes of throughput in the factories have resulted in lower manufacturing costs for products sold. Gross profit was negatively impacted by increases in the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The price we paid for palladium purchased during the three months ended December 31, 2000 exceeded the price paid for an equivalent amount of palladium purchased during the three months ended December 31, 1999 by approximately $18 million. The Company continues its efforts to reduce the amount of the precious metal used in such parts and substitute base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Selling, general and administrative expenses in the three months ended December 31, 2000 were $38.9 million (5.5% of net sales) compared with $30.1 million (7.2% of net sales) in the three months ended December 31, 1999. The increase in selling, general and administrative expenses is due to additional research and development expenses and commissions to independent manufacturers' representatives. The decline in selling, general and administrative expenses as a percentage of sales is a result of higher sales.

As a result of the above factors, profit from operations in the three months ended December 31, 2000 increased to $239.6 million from $57.7 million in the three months ended December 31, 1999.

The quarter ended December 31, 1999 includes the benefit of $3.0 million of other income as a result of a settlement for defective materials from a supplier. The expense related to the use of such materials was recorded in prior years.

For the reasons set forth above and higher interest income on invested cash, net income in the three months ended December 31, 2000 was $166.1 million (23.4% of net sales) compared to $42.5 million (10.2% of net sales) in the three months ended December 31, 1999.

Results of Operations	Nine months ended December 31,
	1999	2000

Net sales	100%	100%
Gross profit	18.5	37.8
Selling, general and administrative expenses	7.7	5.6
Income before income taxes	11.3	32.8
Net income	7.6	22.1

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

Net sales in the nine months ended December 31, 2000 increased 77.5% to $2,007.2 million from $1,131.1 million in the nine months ended December 31, 1999. The increase in revenue was attributable to the robust demand across all markets, particularly the telecommunications and information technology hardware industries. A combination of higher selling prices, units sold and richer product mix contributed to the increased sales. Passive component sales during the nine months ended December 31, 2000 increased 80.9% to $1,872.1 million. Connector sales during the nine months ended December 31, 2000 increased 40.2% to $135.1 as result of the robust demand in all markets.

Gross profit in the nine months ended December 31, 2000 increased to $758.4 million (37.8% of net sales) from $209.1 million (18.5% of net sales) in the nine months ended December 31, 1999. The favorable pricing environment, a mix of higher margin product and cost reductions have contributed to the improvement in gross profit in dollar terms and as a percentage of sales. Continued automation of the manufacturing processes and higher volumes of throughput in the factories have resulted in lower manufacturing costs for products sold. Gross profit was negatively impacted by increases in the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The price we paid for palladium purchased during the nine months ended December 31, 2000 exceeded the price paid for an equivalent amount of palladium purchased during the nine months ended December 31, 1999 by approximately $48 million. The Company continues its efforts to reduce the amount of the precious metal used in such parts and substitute base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Selling, general and administrative expenses in the nine months ended December 31, 2000 were $111.5 million (5.6% of net sales) compared with $87.5 million (7.7% of net sales) in the nine months ended December 31, 1999. The increase in selling, general and administrative expenses is due to additional research and development expenses and commissions to independent manufacturers' representatives. The decline in selling, general and administrative expenses as a percentage of sales is a result of higher sales.

As a result of the above factors, profit from operations in the nine months ended December 31, 2000 increased to $647.0 million from $121.6 million in the nine months ended December 31, 1999.

The nine months ended December 31, 1999 includes the benefit of $3.0 million of other income as a result of a settlement for defective materials from a supplier. The expense related to the use of such materials was recorded in prior years.

For the reasons set forth above, higher interest income on invested cash and the benefit of foreign currency exchange gains, net income in the nine months ended December 31, 2000 was $442.7 million (22.1% of net sales) compared to $86.1 million (7.6% of net sales) in the nine months ended December 31, 1999.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 2000, the Company had a current ratio of 3.53 to 1, $399.8 million of cash and cash equivalents, $1,401.4 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $431.3 million in the nine months ended December 31, 2000 compared to $168.0 million in the nine months ended December 31, 1999.

Purchases of property and equipment were $181.0 million in the nine months ended December 31, 2000 and $109.3 million in the nine months ended December 31, 1999. Expenditures for both periods were primarily for expanding production capabilities of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks, French francs and Euro loans under various bank agreements.

Pursuant to a previously authorized stock repurchase program, we were authorized to purchase up to 4.4 million shares of our common stock. We purchased 548,500 shares at a cost of $14.6 million during the nine months ended December 31, 2000, which completes the program. The repurchased shares are held as treasury stock and have been used to satisfy stock option exercises.

Based on the financial condition of the Company as of December 31, 2000, the Company believes that cash on hand, and cash expected to be generated from operating activities, will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering costs, and any dividend payments to be paid in the next year. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except as indicated below, the Company's market risk exposure at December 31, 2000 is consistent with the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the year ended March 31, 2000.

Precious Metals

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $340 to $1,070 per troy ounce during the past year. We have managed, through the use of short-term purchase agreements and strategic spot buying, to purchase palladium at a cost below the average market cost. We are addressing the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. Because of robust demand for ceramic parts, both palladium and nickel based production capacity is currently needed to satisfy our customers' needs.

Tantalum powder is a principle material used in the manufacture of solid tantalum capacitors. This product is purchased through suppliers from various parts of the world at prices that are subject to negotiation under varying length contracts. We are a major consumer of the world's annual tantalum production. Although we historically have had no problem procuring tantalum powder, the increased demand for tantalum products and the limited number of tantalum powder suppliers may lead to availability constraints, which would lead to higher prices.

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

Part II: Other Information

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 10.11 AVX Corporation 1995 Stock Option Plan as Amended Through October 24, 2000

(b)	Reports on Form 8-K.
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2001

AVX Corporation

by:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer, and Secretary