Form 10-K405
period 2001-03-31
AVX CORP
filed 2001-06-27
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-7201

AVX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379007 (I.R.S. Employer Identification Number)

801 17th Avenue South, Myrtle Beach, South Carolina (Address of principal executive offices)	29577 (Zip Code)

(843) 448-9411
(Registrant's telephone number, including area code)
______________________________

Securities registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing sales price of $18.22 on June 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant as of that date was $940,179,512. As of June 26, 2001, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 173,401,510 shares.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on July 25, 2001.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal 2002, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and " hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

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

Our principal strategic advantages include:

Creating Technology Leadership. Our five principal research locations: the United Sates, Northern Ireland, England, Israel and France, participated in the introduction of approximately 50 new products in the past 12 months. AVX was listed in Business Week's Information Technology Annual Report, published in July 2000, as one of the world's 100 best performing information technology companies. Our scientists are working continually with our customers to develop products that will assist them in achieving their design and production goals. Also, our engineers continue to improve the manufacturing processes for our existing products in order to improve reliability and decrease the cost of production.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to respond to our customers' design and delivery requirements in a rapid fashion make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a substantially complete passive component solution. We market six families of products: ceramic products, tantalum products, advanced products, other passive products, connector devices and Kyocera resale products. This broad array allows our OEM and CEM (EMS) customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We are the only U.S. passive component manufacturer to manufacture its own ceramic raw materials, which we believe provides a significant cost and flexibility advantage over our competitors. We have also invested heavily in the expansion of the production of base metal ceramic capacitors in order to reduce our dependence on palladium. We have invested $497 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities. In order to continually reduce the cost of production, since 1976, our strategy has included the transfer of more labor intensive manufacturing processes to such areas as El Salvador, Northern Ireland, Malaysia, Mexico and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities. Our 26 manufacturing facilities are located in 12 different countries around the world. As our customers continue to grow and increase their global production locations, we are ideally situated to meet their supply requirements. We are also committed to the continuous evaluation of the potential in new manufacturing locations based on customers' demands and business opportunities. We assign a global customer account executive to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 93% of our net sales and connectors accounted for approximately 7% of our net sales in fiscal 2001. Financial information concerning our passive components, connectors and research and development segments is set forth in our consolidated financial statements in this Form 10-K.

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment during the past three fiscal years of approximately $473 million primarily to increase our capacitor manufacturing capacity and lower the cost of production. We believe that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

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

We produce two basic versions of ceramic and tantalum capacitors: surface-mount and leaded. Surface-mount capacitors are attached directly to a circuit board. Leaded capacitors are attached to a circuit board using lead wires. In recent years there has been significant industry-wide growth in the use of surface-mount capacitors, and industry analysts have predicted that this will cause the market for leaded capacitors to decline. In certain applications, however, leaded capacitors continue to be the component of choice. The net sales of surface-mount and leaded ceramic and tantalum capacitors accounted for approximately 59% of our passive component net sales in fiscal 2001.

Our family of passive components also includes film capacitors, ferrites, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The sale of these products accounted for approximately 3% of passive component net sales in fiscal 2001.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 19% of passive component net sales in fiscal 2001.

We have a non-exclusive license to distribute and sell Kyocera electronic component products everywhere in the world except Japan. Our distribution and sale of certain Kyocera products broaden our range of products and further facilitate our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera electronic components we sell include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 19% of passive component net sales in fiscal 2001.

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

Approximately 43%, 28%, 28% and 1% of our net sales for fiscal 2001 were to customers in North America, Europe, Asia and Other, respectively. Financial information relating to geographic operations is set forth in our consolidated financial statements in this Form 10-K. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis and independent electronic component distributors. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of distribution channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our OEM customers include OY Nokia AB., Motorola Inc., Lucent Technologies, L.M. Ericsson Telefonaktiebolaget, Nortel Networks, Sagem SA, Samsung Co. Limited and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Apple Computer, Inc., 3Com Corporation, Acer Incorporated and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, General Motors Corp., Mannesmann VDO AG, Valco SA and Magneti Marelli S.p.A. in the automotive industry; and Medtronics, Inc., St. Jude Medical and Guidant Corporation in the medical industry. Sales are also made to large CEM customers, such as Solectron Corporation, Celestica, Inc., Flextronics International, Jabil Circuit, Inc. and SCI Systems, and independent electronic component distributors, such as Avnet, Arrow, Future Electronics and Kent Electronics. Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products. No one customer has accounted for more than 10% of net sales for the past three fiscal years.

We had a backlog of orders of approximately $228 million at March 31, 1999, $636 million at March 31, 2000, and $389 million at March 31, 2001. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. Backlog fluctuates year to year due in part to the changes in customer order patterns and the product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

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

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $42 million, $51 million and $57 million during fiscal 1999, 2000 and 2001, respectively.

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

Palladium, a raw material used in the manufacture of certain ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $260 to $1,090 per troy ounce during the last three years. We are addressing the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. We constructed a 100,000 square foot production facility in Myrtle Beach, which began production during fiscal 1999 and is focusing on nickel based products. We have also increased the square footage of our Northern Ireland production facility and purchased additional equipment to produce nickel-based products. The majority of our produced commodity related ceramic parts are currently manufactured using nickel.

Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. Tantalum ore prices have fluctuated in a range of $38 to $240 per pound during the last three years. The tantalum required to produce our products has generally been available in sufficient quantity. The limited number of tantalum powder suppliers and increased demand has, however, led to higher prices.

AVX internally develops and produces a majority of the ceramic raw materials used in its production processes and is expanding its ceramic production operations in order to meet increased demand. We believe we are the only United States capacitor manufacturer that manufactures its own ceramic raw materials.

Competition

We encounter strong competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery and price. We believe we compete favorably on the basis of each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Amphenol Corporation.

Employees

As of March 31, 2001, we employed approximately 18,000 full time employees. Approximately 3,900 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,600 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

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

Relationship With Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of June 27, 2001, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

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

Disclosure and Option to License Agreement. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera agree to exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances. The expiration date of the License Agreement is March 31, 2005.

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

Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company as of June 27, 2001:

Name	Age	Position
Benedict P. Rosen	65	Chairman of the Board and Chief Executive Officer
John S. Gilbertson	57	President and Chief Operating Officer
C. Marshall Jackson	52	Executive Vice President of Sales and Marketing
Carl L. Eggerding	51	Vice President, Chief Technology Officer
Kurt P. Cummings	45	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	45	Vice President of Sales and Marketing -Asia
Alan Gordon	52	Vice President of Sales and Marketing - Europe
John L. Mann	58	Vice President of Quality
Roberto E. Salazar	46	Vice President of Latin American Operations

Benedict P. Rosen. Chairman of the Board effective July 1997, President of the Company from April 1993 until July 1997, Chief Executive Officer since 1993 and a member of the Board since January 1990. Executive Vice President from February 1985 to March 1993 and employed by the Company since 1972. Senior Managing and Representative Director of Kyocera since June 1995 and previously served as a Managing Director of Kyocera from 1992 to June 1995. Director of Ni tzanim-AVX/Kyocera-Venture Capital Fund Ltd. and Aerovox Corporation. Board of Directors of Nordson Corporation, since January 1999.

John S. Gilbertson. President since July 1997. Chief Operating Officer of the Company since April 1994, and a member of the Board since January 1990. Executive Vice President from April 1992 to July 1997, Senior Vice President from September 1990 to March 1992 and employed by the Company since 1981. Director of Kyocera since June 1995. Managing Director of Kyocera since June 1999.

C. Marshall Jackson. Executive Vice President of Sales and Marketing since July 2000. Senior Vice President of Sales and Marketing from 1994 to July 2000. Vice President of Sales and Marketing from 1990 to 1994. Mr. Jackson has held various sales and marketing positions within the Company and has the responsibility of operations for Advanced Products.

Carl L. Eggerding. Vice President, Chief Technology Officer since July 2000. Vice President of Technology from July 1997 to July 2000. Employed by the Company since April 1996. Prior to April 1996, employed by IBM as Director of Development for Organic Packaging Technology.

Kurt P. Cummings. Vice President, Chief Financial Officer, and Treasurer of the Company since August 2000. Secretary of the Company since July 1997. Corporate Controller of the Company from June 1992 to August 2000. Prior to June 1992, Partner with Deloitte & Touche LLP.

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

We conduct manufacturing operations throughout the world. All of our operations are certified to the ISO 9001:2000 level of ISO 9000:2000, a comprehensive set of quality system standards developed by the International Organization for Standardization. The majority of our facilities are also qualified under a more stringent QS 9000, a fundamental quality system for continuous improvement developed by the U.S. automotive industry.

Virtually all manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

Location	Square Footage	Type of Interest	Description of Use

UNITED STATES
Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters - PC - CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse - PC - CP
Conway, SC	70,408	Owned	Manufacturing/Office - PC
Biddeford, ME	72,000	Owned	Manufacturing - PC
Colorado Springs, CO	15,000	Owned	Manufacturing - PC
El Paso, TX	35,616	Leased	Warehouse - PC - CP
New Orleans, LA	18,840	Leased	Warehouse - PC
Olean, NY	110,200	Owned	Manufacturing - PC
Raleigh, NC	206,000	Owned	Manufacturing/Warehouse - PC - CP
Sun Valley, CA	25,000	Leased	Manufacturing - PC
Vancouver, WA	87,048	Leased	Manufacturing - PC
Vancouver, WA	12,800	Leased	Warehouse/Office - PC
OUTSIDE THE UNITED STATES
Beaune, France	235,210	Leased	Manufacturing - PC
Saint-Apollinaire, France	321,535	Leased	Manufacturing - PC

Seurre, France	134,333	Leased	Manufacturing - PC
Betzdorf, Germany	101,671	Owned	Manufacturing - CP
Chihuahua, Mexico	123,952	Owned	Manufacturing/Office - PC
Guadalajara, Mexico	20,000	Owned	Warehouse - PC - CP
Juarez, Mexico	84,000	Owned	Manufacturing/Office - PC - CP
Coleraine, N. Ireland	167,000	Owned	Manufacturing/Research - PC
Larne, N. Ireland	120,000	Owned	Manufacturing/Warehouse - PC - CP
Hong Kong	30,257	Owned	Warehouse - PC - CP
Jerusalem, Israel	105,900	Leased	Manufacturing/Research - PC
Rchovot, Israel	8,729	Leased	Research - PC
Lanskroun, Czech Republic	277,475	Leased	Manufacturing - PC
Lanskroun, Czech Republic	201,586	Owned	Manufacturing - PC
Uherske Hradiste, Czech Republic	148,910	Leased	Manufacturing - PC - CP
Manaus, Brazil	78,500	Owned	Manufacturing - PC - CP
Newmarket, England	52,000	Leased	Manufacturing - CP
Paignton, England	128,000	Owned	Manufacturing/Research - PC
Paignton, England	12,000	Leased	Warehouse - PC
Penang, Malaysia	148,684	Owned	Manufacturing - PC
San Salvador, El Salvador	232,981	Owned	Manufacturing/Office - PC
Singapore	49,500	Leased	Manufacturing/Warehouse - PC - CP
Taipei, Taiwan	59,529	Owned	Manufacturing - PC
Taipei, Taiwan	16,013	Leased	Warehouse - PC

In addition to the foregoing, we own and lease a number of sales offices throughout the world.

Management believes that all of our property, plant and equipment is in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $97.7 million in fiscal 1999, $172.4 million in fiscal 2000 and $227.3 million in fiscal 2001.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX." At May 25, 2001, there were approximately 448 holders of record of the Company's Common Stock. In addition, there were numerous beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers. The following presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2001. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared Per Share
	2000		2001

	High	Low	High	Low	2000	2001

First quarter	$ 14.50	$ 7.56	$ 50.00	$ 20.50	$ 0.0325	$ 0.0350
Second Quarter	20.00	12.25	31.75	20.75	0.0325	0.0350
Third Quarter	25.22	16.28	29.88	15.13	0.0350	0.0350
Fourth Quarter	41.66	21.22	23.44	15.13	0.0350	0.0375

Stock Split

On April 20, 2000, the Board of Directors approved a 2-for-1 stock split of our common stock effected in the form of a 100% stock dividend. The additional common stock was distributed on June 1, 2000 to holders of record on May 15, 2000. The above references and all references in this report to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2001. The selected consolidated financial data for the five fiscal years ended March 31, 2001 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Years Ended March 31,

	1997	1998	1999	2000	2001

Income Statement Data:
Net sales	$1,126,178	$1,267,653	$1,245,473	$1,630,273	$2,608,113
Cost of sales	851,863	970,216	1,078,064	1,289,743	1,634,297

Gross profit	274,315	297,437	167,409	340,530	973,816
Selling, general and administrative expenses	102,369	110,737	114,104	119,299	149,268

Profit from operations	171,946	186,700	53,305	221,231	824,548
Interest income	7,536	11,268	7,946	8,671	17,394
Interest expense	(2,049)	(1,921)	(2,228)	(1,868)	(2,320)
Other, net	1,010	1,377	1,719	4,092	1,638

Income before income taxes	178,443	197,424	60,742	232,126	841,260
Provision for income taxes	57,102	62,773	19,226	75,194	273,723

Net income	$ 121,341	$ 134,651	$ 41,516	$ 156,932	$ 567,537
	========	========	========	========	========
Income per share:
Basic (1)	$ 0.69	$ 0.76	$ 0.24	$ 0.90	$ 3.25
Diluted (1)	$ 0.69	$ 0.76	$ 0.24	$ 0.90	$ 3.22
Weighted average common shares outstanding:
Basic (1)	176,000	176,219	174,132	173,424	174,754
Diluted (1)	176,078	176,560	174,167	174,977	176,469
Cash dividends declared per common share (1)	$ 0.113	$ 0.123	$ 0.130	$ 0.135	$ 0.143

	As of March 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Working capital	$ 456,672	$ 552,787	$ 471,253	$ 564,129	$1,011,753
Total assets	949,307	1,048,653	1,058,040	1,308,331	1,885,098
Long-term debt	12,170	8,376	12,714	18,174	13,722
Stockholders' equity	731,969	850,884	830,641	982,021	1,505,034

	Years Ended March 31,

	1997	1998	1999	2000	2001

Other Data:
EBITDA(2)	$ 255,198	$ 275,745	$ 149,752	$ 324,573	$ 962,046
Capital expenditures	93,954	100,374	97,715	172,421	227,342
Research, development and engineering expenses	33,644	36,846	41,796	51,143	56,773

_____________

  Previously reported amounts have been restated for the effect of the June 1, 2000 2-for-1 common stock split effected in the form of a 100% stock dividend.
  EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is widely used by analysts, investors and other interested parties in evaluating results. EBITDA is not considered a key financial management performance indicator and the Company believes that EBITDA should not be considered in isolation or as a substitute for net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The growth in sales during this fiscal year was due to the expansion of the worldwide demand for electronic components. During this period, demand outpaced capacity and led to higher average selling prices. AVX's commitment over the past several years to (i) put plant and equipment in place around the world to increase production capacity, and (ii) continue to invest in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions has enabled us to capitalize on market conditions and generate record growth and earnings.

The expansion of the worldwide demand for electronic components has been led primarily by strong growth in the telecommunications and information technology hardware industries, as the use of electronics in all walks of life has become more widespread and sophisticated. The increased demand for higher performance components and miniaturization has also led to opportunities for our advanced products.

The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

Years Ended March 31,

	1999	2000	2001

Net Sales	100.0%	100.0%	100.0%
Cost of sales	86.6	79.1	62.7
Gross profit	13.4	20.9	37.3
Selling, general and administrative expenses	9.2	7.3	5.7
Income before income taxes	4.9	14.2	32.3
Net income	3.3	9.6	21.8

Outlook

Near-Term:

During the fourth quarter of fiscal 2001, customers began to experience a slow down in the rate of growth for their products and determined that they had accumulated excess passive component inventory. We believe the near-term demand for our products will decline during the first half of fiscal 2002 as customers reduce passive component, as well as their end product, inventories. We also expect a decline in average selling prices for certain commodity related products in light of the lower demand. Lower sales and production will reduce near-term profitability.

The Company uses palladium and tantalum metals in the manufacture of certain capacitors. The palladium market has experienced dramatic price increases over the past several years. The Company continues to offset the rising cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors, through the conversion to the use of base metals. The majority of our commodity related ceramic capacitors are currently manufactured using nickel. We believe that our programs will continue to reduce, but not entirely eliminate, our use of palladium in the future.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. The market for tantalum powder, which has historically been stable, is showing signs of volatility. As a result of the growth in the electronic components business and the resulting increase in demand for tantalum materials, our tantalum suppliers have increased tantalum powder costs. To offset these increased costs, the Company is redesigning components to use less tantalum and developing components that use alternative materials.

Long-Term:

Opportunities for long-term growth and profitability beginning in the second half of fiscal 2002 are due to the following: (a) the continued increase in worldwide demand for electronic components, (b) the decrease in the amount of precious metals used in the manufacture of multi-layer ceramic capacitors, (c) cost reductions and improvements in our production processes and (d) opportunities for growth in our advanced product line due to advances in component design.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

Net sales for the year ended March 31, 2001 increased 60.0% to $2,608.1 million from $1,630.3 million for the year ended March 31, 2000. Passive components sales during the year increased 62.6% to $2,437.9 million. Increased average selling prices due to demand outpacing supply, coupled with additional units sold and a richer product mix, contributed to the sales growth. Although sales of all product groups increased, ceramic and tantalum surface mount products and advanced products contributed heavily to the growth. Connector sales during the year increased 30.2% to $170.2 million.

Gross profit for the year ended March 31, 2001 increased 186.0% to $973.8 million (37.3% of net sales) from $340.5 million (20.9% of net sales) for the year ended March 31, 2000. The improvement in gross profit in dollar terms and as a percentage of sales can be attributed to the favorable pricing environment. Gross profit was also positively impacted by sales of a richer mix of product that traditionally have higher selling prices and margin. Gross profit continues to be negatively impacted by the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The price we paid for palladium purchased during the year exceeded the price we paid for an equivalent amount purchased last year by approximately $64.1 million. The Company continues to focus on improvements in our manufacturing processes and shifting production to low labor cost areas such as Eastern Europe and the Far East. As part of the Company's cost reduction programs, we have shifted the majority of our production of commodity related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

Selling, general and administrative expenses for the year ended March 31, 2001 were $149.3 million (5.7% of net sales), compared with $119.3 million (7.3% of net sales) for the year ended March 31, 2000. The decline in selling, general and administrative expenses, as a percentage of sales, is a result of higher sales. The increase in selling general and administrative expenses is mainly attributable to higher sales commissions ($14.5 million increase). Other contributing factors include increases in research and development costs, charitable contributions, goodwill amortization and various selling and administrative costs.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $56.8 million and $51.1 million in fiscal 2001 and 2000, respectively. These costs are presented in both cost of sales and selling, general and administrative expenses on the income statement. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

As a result of the above factors, profit from operations for the year ended March 31, 2001 increased to $824.5 million from $221.2 million for the year ended March 31, 2000.

The results for the year ended March 31, 2000 include in other income a benefit of $3.0 million as a result of a settlement for defective materials from a supplier and a $2.4 million gain from the sale of a non-operating asset.

For the reasons set forth above and higher interest income on invested cash, net income for the year ended March 31, 2001 increased to $567.5 million (21.8% of net sales) from $156.9 million (9.6% of net sales) for the year ended March 31, 2000.

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

Net sales for the year ended March 31, 2000 increased 30.9% to $1,630.3 million from $1,245.5 million for the year ended March 31, 1999. The increase in revenue was attributable to the increased demand across all markets, particularly the telecommunications and information technology hardware industries. Passive components sales increased 32.7% for the year to $1,499.6 million. As a result of demand outpacing capacity, selling prices have stabilized and in many cases increased. Although sales of all product groups increased, surface mount and advanced products contributed heavily to the growth. Connector sales increased 12.9% for the year to $130.7 million.

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

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $51.1 million and $42.4 million in fiscal 2000 and 1999, respectively. These costs were incurred as we continued to enhance existing product lines and develop new products.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our liquidity requirements through internally generated funds. As of March 31, 2001, we had a current ratio of 3.95 to 1, $496.2 million of cash and cash equivalents, $1,505.0 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $184.4 million for the year ended March 31, 1999, $178.2 million for the year ended March 31, 2000 and $584.8 million for the year ended March 31, 2001.

Purchases of property and equipment were $97.7 million in fiscal 1999, $172.4 million in fiscal 2000 and $227.3 million for the year ended March 31, 2001. These expenditures related to expanding the production capabilities of the passive component and connector product lines as well as the implementation of lower cost manufacturing processes. The carrying value for our equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. We continue to add additional capacity, particularly for advanced products, and expect to purchase equipment totaling from $100 million to $150 million during fiscal 2002.

On June 2, 1998, we purchased the TPC passive component business for $74.0 million, including the assumption of debt. Our net cash outlay was $58.0 million.

During fiscal 1998, we invested $5.3 million for a 41% interest in the research and development company, Electro-Chemical Research Ltd. (ECR). We made a further investment of $2.2 million in May 2000 for an additional 10% interest in ECR. ECR has developed and patented a technology for high capacity electrical storage devices.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed German deutsche marks, French francs and Euros under various bank agreements. At March 31, 2001, outstanding balances under such agreements totaled $25.9 million. These borrowings have been used for working capital requirements and to repay other outstanding obligations.

In fiscal 1999, 2000 and 2001 dividends of $22.7 million, $23.0 million and $24.5 million respectively, were paid to stockholders.

Pursuant to a previously authorized stock repurchase program, we were authorized to purchase up to 4,406,700 shares of our common stock. We purchased 3,858,200 shares at a cost of $31.7 million during fiscal 1999 and purchased 548,500 shares at a cost of $14.6 million during fiscal 2001. The repurchased shares are held as treasury stock and are used to satisfy stock option exercises. On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5 million additional shares of common stock from time to time in the open market. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

We have established reserves for our projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of the years ended March 31, 1999, 2000 or 2001.

Based on our financial condition as of March 31, 2001, we believe that cash on hand and expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any dividends and stock repurchases during the next year. Refer to footnote 10 of the Company's consolidated financial statements elsewhere herein for additional commitment information. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued and amended Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will be required to adopt SFAS No. 133 for the quarter ended June 30, 2001. The initial adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency

Our European sales, which accounted for approximately 28% of fiscal 2001 revenues, generally are denominated in local currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses have been immaterial during the periods presented.

Assuming a 10% hypothetical adverse change in all European currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss would have an estimated $8 million impact on income before income taxes.

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

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $260 to $1,090 per troy ounce during the past three years. We have managed, through the use of short-term purchase agreements and strategic spot buying, to purchase palladium at a cost below the average market cost for each of the past three years. We are addressing our use of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. We constructed a 100,000 square foot production facility in Myrtle Beach, which began production during 1999 and is focusing on nickel-based products. We have also purchased additional equipment to produce nickel-based products in our Northern Ireland production facility. The majority of our produced commodity related ceramic capacitors are currently manufactured using nickel.

Assuming a 10% hypothetical increase in the average cost of palladium purchased by AVX, gross profit for the year ended March 31, 2001 would have been negatively impacted by approximately $13 million.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased under contracts through suppliers from various parts of the world at prices that are subject to periodic adjustment. The tantalum required by us has generally been available in sufficient quantity to meet production requirements, although the limited number of tantalum powder suppliers and increased demand have led to higher prices.

Assuming a 10% hypothetical increase in the average cost of tantalum purchased by AVX, gross profit for the year ended March 31, 2001 would have been negatively impacted by approximately $18 million.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented beginning on page 22 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Information with respect to Items 10, 11, 12 and 13 of Form 10-K will be set forth in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in June of 2001, which information is incorporated herein by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

	(b)	Reports on Form 8-K
None for the quarter ended March 31, 2001

	(c)	Exhibits:

Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

	*3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).
	*3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1999 (the "1999 Form 10-K")).

*10.1	Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).
*10.2	Amended Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-85561) of the Company).
*10.3	Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).
*10.4

Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2000).

*10.5

Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2000).

*10.6	Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
10.7	Amended AVX Nonqualified Supplemental Retirement Plan
*10.8	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1997).
*10.9	AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: June 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Benedict P. Rosen	Chairman of the Board and Chief Executive Officer	June 27, 2001

*

Kazuo Inamori	Chairman Emeritus of the Board	June 27, 2001

*

Kensuke Itoh	Director	June 27, 2001

*

John S. Gilbertson	President and Chief Operating Officer and Director	June 27, 2001

*

Yasuo Nishiguchi	Director	June 27, 2001

*

Carroll A. Campbell, Jr.	Director	June 27, 2001

*

Henry C. Lucas	Director	June 27, 2001

*

Richard Tressler	Director	June 27, 2001

*

Rodney N. Lanthorne	Director	June 27, 2001

*

Michihisa Yamamoto	Director	June 27, 2001

*

Masahiro Umemura	Director	June 27, 2001

*

Yuzo Yamamura	Director	June 27, 2001

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$ 175,654	$ 496,186
Accounts receivable, net	249,224	294,376
Inventories	356,406	486,613
Deferred income taxes	21,406	23,386
Other receivables	5,655	11,991
Prepaid and other	38,471	42,734

Total current assets	846,816	1,355,286

Property and equipment:
Land	12,801	14,897
Buildings and improvements	173,370	186,051
Machinery and equipment	748,792	899,140
Construction in progress	77,224	52,801

	1,012,187	1,152,889
Accumulated depreciation	(639,380)	(706,842)

	372,807	446,047
Goodwill, net	72,495	72,909
Other assets	16,213	10,856

Total Assets	$ 1,308,331	$ 1,885,098
	========	========
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$ 12,116	$ 10,817
Current maturities of long-term debt	-	1,356
Accounts payable:
Trade	83,921	86,652
Affiliates	65,096	58,608
Income taxes payable	37,815	96,431
Accrued payroll and benefits	44,855	51,659
Accrued expenses	38,884	38,010

Total current liabilities	282,687	343,533

Long-term debt	18,174	13,722
Deferred income taxes	4,894	5,095
Other liabilities	20,555	17,714

Total Liabilities	326,310	380,064

Commitments and contingencies (Notes 10 and 13)

Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for 2000 and 2001
Additional paid-in capital	335,481	344,905
Retained earnings	675,234	1,218,308
Accumulated other comprehensive income (loss)	(14,778)	(36,937)
Common stock in treasury, at cost, 1,875 and 1,666 shares for 2000 and 2001, respectively	(15,680)	(23,006)

Total Stockholders' Equity	982,021	1,505,034

Total Liabilities and Stockholders' Equity	$ 1,308,331	$ 1,885,098
	========	========

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Income
in thousands, except per share data)

	Years Ended March 31,

	1999	2000	2001

Net sales	$ 1,245,473	$ 1,630,273	$ 2,608,113
Cost of sales	1,078,064	1,289,743	1,634,297

Gross profit	167,409	340,530	973,816
Selling, general and administrative expenses	114,104	119,299	149,268

Profit from operations	53,305	221,231	824,548
Other income (expense):
Interest income	7,946	8,671	17,394
Interest expense	(2,228)	(1,868)	(2,320)
Other, net	1,719	4,092	1,638

Income before income taxes	60,742	232,126	841,260
Provision for income taxes	19,226	75,194	273,723

Net income	$ 41,516	$ 156,932	$ 567,537
	=========	=========	========
Income per share:
Basic	$ 0.24	$ 0.90	$ 3.25
Diluted	$ 0.24	$ 0.90	$ 3.22

Weighted average common shares outstanding:
Basic	174,132.1	173,423.8	174,753.8
Diluted	174,167.0	174,976.8	176,469.2

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
						Accumulated
				Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income(Loss)	Total	Income

Balance, March 31, 1998	176,367	$ 1,764	$ -	$ 324,135	$ 522,410	$ 2,575	$ 850,884
Net income					41,516		41,516	$ 41,516
Other comprehensive income (loss)						(7,364)	(7,364)	(7,364)
Dividends					(22,659)		(22,659)
Stock option activity	1			11			11
Treasury stock purchased	(3,858)		(31,747)				(31,747)

Balance, March 31, 1999	172,510	1,764	(31,747)	324,146	541,267	(4,789)	830,641	$ 34,152
								=======
Net income					156,932		156,932	$156,932
Other comprehensive income (loss)						(9,989)	(9,989)	(9,989)
Dividends					(22,965)		(22,965)
Stock option activity	1,983		16,067	6,208			22,275
Tax benefit of stock option exercises				5,127			5,127

Balance, March 31, 2000	174,493	1,764	(15,680)	335,481	675,234	(14,778)	982,021	$146,943
								=======
Net income					567,537		567,537	$567,537
Other comprehensive income (loss)						(22,159)	(22,159)	(22,159)
Dividends					(24,463)		(24,463)
Stock option activity	757		7,263	1,660			8,923
Tax benefit of stock option exercises				7,764			7,764
Treasury stock purchased	(548)		(14,589)				(14,589)

Balance, March 31, 2001	174,702	$ 1,764	$ (23,006)	$ 344,905	$1,218,308	$ (36,937)	$1,505,034	$545,378
	======	======	======	=======	=======	=======	======	=======

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,

	1999	2000	2001

Operating Activities:
Net income	$ 41,516	$ 156,932	$ 567,537
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	94,728	99,250	135,860
Deferred income taxes	(4,305)	(395)	(2,116)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	2,269	(95,790)	(69,266)
Inventories	70,256	(83,627)	(142,577)
Accounts payable and accrued expenses	(20,804)	70,955	13,944
Income taxes payable	(3,318)	30,743	68,955
Other assets and liabilities	4,061	112	12,448

Net cash from operating activities	184,403	178,180	584,785

Investing Activities:
Purchases of property and equipment	(97,715)	(172,421)	(227,342)
Business acquired, net of cash acquired	(58,027)	-	(1,870)
Other	65	(1,154)	(469)
Loans to investee	-	(2,055)	-

Net cash used in investing activities	(155,677)	(175,630)	(229,681)

Financing Activities:
Proceeds from issuance of debt	19,596	17,513	2,719
Repayment of debt	(22,675)	(16,239)	(5,078)
Dividends paid	(22,659)	(22,965)	(24,463)
Purchase of treasury stock	(31,747)	-	(14,589)
Exercise of stock options	11	22,275	7,990

Net cash used in financing activities	(57,474)	584	(33,421)
Effect of exchange rate on cash	(33)	(586)	(1,151)

Increase (decrease) in cash and cash equivalents	(28,781)	2,548	320,532
Cash and cash equivalents at beginning of period	201,887	173,106	175,654

Cash and cash equivalents at end of period	$ 173,106	$ 175,654	$ 496,186
	========	========	========

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share data)

  Summary of Significant Accounting Policies:

  General:

  AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products. The consolidated financial statements of AVX Corporation and its subsidiaries (the " Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Other investments for which the Company does not control the financial and operational direction are either accounted for using the equity method or are recorded at cost.

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

  Property and Equipment:

  Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements-10 to 31.5 years, and machinery and equipment-3 to 10 years. Depreciation expense was $90,858, $94,972 and $129,882 for the years ended March 31, 1999, 2000 and 2001, respectively.

  The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in income.

  Goodwill:

  Assets and liabilities related to business combinations accounted for as purchase transactions were recorded at their respective fair values on the dates of acquisition. Any excess of purchase price over such fair value (" Goodwill") is amortized on a straight-line basis over periods ranging from 5 to 40 years. The accumulated amortization as of March 31, 2000 and 2001 was $27,250 and $33,228, respectively. The carrying value of Goodwill is evaluated quarterly in relation to the operating performance and estimated future undiscounted cash flows of the related operating unit. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

  Income Taxes:

  Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized when it is considered more likely than not that the full benefit of such tax assets will not be realized. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. As of March 31, 2001, the amount of U.S. taxes on such undistributed earnings would have been approximately $77,800.

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

  Revenue Recognition:

  All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company delivers products to customers based upon firm orders. Revenue is recognized after the delivery of the products and assessment of collectability. Certain sales to distributors are under terms which allow the Company to grant price protection to such distributors for actual sales at prices below anticipated sales prices. A portion of sales is made to distributors under agreements allowing limited rights of return within a six-month period. The Company provides an allowance for distributor adjustments based on historical experience. Shipping and handling costs are included in costs of products sold.

  Grants:

  The Company receives employment and research grants from various non-US governmental agencies which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense.

  Use of Estimates:

  The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 2000 and 2001 and reported amounts of revenues and expenses for each of the three years in the period ended March 31, 2001. Actual results could differ from those estimates and assumptions.

  Research, Development and Engineering:

  Research, development and engineering expenses totaled approximately $41,796, $51,143 and $56,773 for the years ended March 31, 1999, 2000 and 2001, respectively, while research and development expenses included in these amounts totaled approximately $20,622, $22,926 and $26,114 for the years ended March 31, 1999, 2000 and 2001, respectively. Research and development expenditures are expensed when incurred.

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

  Treasury Stock:

  In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4,406,700 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 3,858,200 shares were purchased during the year ended March 31, 1999 and 548,500 shares were purchased during the year ended March 31, 2001. As of March 31, 2001, the Company had in treasury 1,666,020 common shares at a cost of $23,006. The repurchased shares are held as treasury stock and are available for general corporate purposes.

  Commitments and Contingencies:

  Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

  New Accounting Standards:

  In June 1998, the Financial Accounting Standards Board issued and amended Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No. 133 for the quarter ended June 30, 2001. The initial adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial condition.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which provides guidance on revenue recognition and certain lease arrangements. This statement was effective for the quarter ended June 2000. The company believes it is in compliance with the statement.

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

  The basic weighted average number of shares of common stock outstanding for the period were 174,132,056, 173,423,754, and 174,753,801 for the years ended March 31, 1999, 2000 and 2001, respectively.

  The diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the period were 174,167,000, 174,976,840 and 176,469,238 for the years ended March 31, 1999, 2000 and 2001, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

  Common stock equivalents not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock were 544,336 and 94,647 for the fiscal years ended 1999 and 2001, respectively. There were none in fiscal year 2000 because the average market price was higher than the exercise prices of all outstanding options.

  Comprehensive Income:

  The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The statement requires disclosure of total non-shareowner changes in equity. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners.

  The Company's total comprehensive income was $34,152, $146,943 and $545,378 for the years ended March 31, 1999, 2000 and 2001, respectively. The only adjustment to net income in the periods was for foreign currency translation adjustments.

  Accounts Receivable:

Accounts receivable at March 31 consisted of:	2000	2001

Trade	$279,084	$331,831
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(29,860)	(37,455)

	$249,224	$294,376
	=======	=======

  Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to returns, distributor adjustments and discounts are reported as deductions from revenue. The total combined charges which primarily relate to distributor adjustments were approximately $111,813, $82,323 and $72,531, and applications to such allowances were approximately $109,558, $84,135 and $65,974 for the years ended March 31, 1999, 2000 and 2001, respectively.

  Inventories:

Inventories at March 31 consisted of:	2000	2001

Finished goods	$110,180	$168,318
Work in process	119,640	115,894
Raw materials and supplies	126,586	202,401

	$356,406	$486,613
	=======	=======
  Debt:

Long-term debt at March 31 consisted of:	2000	2001

Deutsche mark and Euro loans at 3.80-5.06% due through 2003	$18,174	$15,078
Less - current maturities	-	1,356

	$18,174	$13,722
	=======	=======

  The aggregate annual maturities of long-term debt are as follows:

2002	$ 1,356
2003	13,722

$ 15,078
======

  Long-term debt includes a 15.0 million deutsche mark loan, a 5.0 million deutsche mark loan and a 2.5 million Euro loan, all of which have variable rates of interest based on a market rate plus .25%. At March 31, 2001, these loans had an effective rate of 5.01%, 4.98% and 5.06%, respectively. Additional loans of 6.0 million and 3.0 million deutsche marks bear fixed rates of 3.80% and 4.50%, respectively.

  Short-term bank debt at March 31, 2001, consists primarily of borrowings incurred by the Company's European subsidiaries under a 9.5 million deutsche mark short-term working capital bank facility bearing interest at market rates (5.23% at March 31, 2001). This facility has an indefinite maturity but is cancelable by the bank at any time. In addition, the Company has two 50.0 million French franc working capital bank facilities bearing interest at market rates (5.39% as of March 31, 2001) which extend through June 2002.

  All of the debt mentioned above is unsecured. Interest paid totaled $1,575, $1,322 and $1,445 during the years ended March 31, 1999, 2000 and 2001, respectively.

  Income Taxes:

  For financial reporting purposes, after adjustments for certain corporate items, income before income taxes includes the following components:

	Years Ended March 31,

	1999	2000	2001

Domestic	$24,089	$ 82,253	$377,738
Foreign	36,653	149,873	463,522

	$60,742	$232,126	$841,260
	=======	=======	=======

  The provision (benefit) for income taxes consisted of:

	Years Ended March 31,

	1999	2000	2001

Current:
Federal/State	$13,573	$34,259	$152,516
Foreign	13,096	42,623	123,206

	26,669	76,882	275,722

Deferred:
Federal/State	(7,709)	(1,036)	2,566
Foreign	266	(652)	(4,565)

	(7,443)	(1,688)	(1,999)

	$19,226	$75,194	$273,723
	=======	=======	=======

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2000		2001

	Assets	Liabilities	Assets	Liabilities
Current:
Sales and receivable reserves	$ 8,282	$ --	$ 9,681	$ --
Inventory reserves	2,776	--	4,106	--
Accrued expenses	10,348	--	9,599	--

Total Current	$ 21,406	$ --	$ 23,386	$ --
	=======	=======	=======	=======
Non-current:
Property and equipment depreciation	$ 1,398	$ 1,650	$ 2,625	$ 6,409
Accrued expenses	1,022	1,652	588	1,932
Other	--	4,198	--	6,124
Foreign income tax loss carryforwards	27,644	--	28,200	--

	30,064	7,500	31,413	14,465
Valuation allowance	(27,458)	--	(22,043)	--

Total Non-current	$ 2,606	$ 7,500	$ 9,370	$ 14,465
	=======	=======	=======	=======

  A reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,

	1999	2000	2001

U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.0	1.5	1.7
Taxes at different tax rates on foreign earnings	(9.5)	(9.5)	(4.6)
Change in valuation allowance	10.4	4.7	(0.6)
Other, net	(5.2)	0.7	1.0

Effective tax rate	31.7%	32.4%	32.5%

  At March 31, 2001, certain of the Company's foreign subsidiaries in France, Germany, Malaysia and Taiwan had tax net operating loss carryforwards totaling approximately $80,363, most with no expiration date.

  Accordingly, the Company's valuation allowances relate to deferred tax assets which are the result of the loss carryforwards in these jurisdictions. There is greater likelihood of not realizing the future tax benefits of these net operating losses in France, Malaysia and Taiwan since these losses must be used to offset future taxable income of those subsidiaries and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, the Company's valuation allowances relate to deferred tax assets which are the result of the loss carryforwards in these jurisdictions. The valuation allowance increased $11,007 during the year ended March 31, 2000 as a result of increases in the net operating losses of the subsidiaries mentioned above. The valuation allowance decreased $5,415 during the year ended March 31, 2001 as a result of the utilization of certain net operating losses.

  Income taxes paid totaled $26,084, $44,785 and $210,270 during the years ended March 31, 1999, 2000 and 2001, respectively.

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

  The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 2000 and 2001 were as follows:

	Years Ended March 31,

	U.S. Plans		International Plans

	2000	2001	2000	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$23,103	$21,471	$57,767	$61,476
Service cost	316	313	1,605	1,451
Interest cost	1,448	1,548	3,478	3,926
Plan participants' contributions	-	-	811	798
Actuarial loss (gain)	(1,866)	132	(576)	3,254
Benefits paid	(1,530)	(1,973)	(1,508)	(1,732)
Foreign currency exchange rate changes	-	-	(101)	(889)

Benefit obligation at end of year	21,471	21,491	61,476	68,284

Change in plan assets:
Fair value of plan assets at beginning of year	25,391	25,055	57,814	65,323
Actual return on assets	1,194	2,381	6,997	(1,070)
Employer contributions	-	-	1,374	1,314
Plan participants' contributions	-	-	811	798
Benefits paid	(1,530)	(1,973)	(1,508)	(1,732)
Other expenses	-	-	(165)	(212)

Fair value of plan assets at end of year	25,055	25,463	65,323	64,421

Funded status	3,584	3,972	3,847	(3,863)
Unrecognized actuary loss (gain)	(4,672)	(4,767)	(5,293)	4,187
Unrecognized prior service cost	152	130	373	320
Unrecognized transition obligation	44	22	34	13

Prepaid (accrued) benefit cost	$ (892)	$ (643)	$(1,039)	$ 657

  The Company's assumptions used in determining the pension assets (liabilities) shown were as follows:

March 31,

	1999	2000	2001

Assumptions:
Discount rates	6.0-7.0%	6.25-7.5%	6.0-7.5%
Increase in compensation	2.5-3.5%	2.5-4.0%	2.5-4.0%
Expected long-term rate of return on plan assets	7.5-9.0%	8.0-9.0%	6.5-9.0%

  Net pension cost related to these pension plans include the following components:

	Years Ended March 31,

	1999	2000	2001

Service cost	$ 1,802	$ 1,921	$ 1,764
Interest cost	5,055	4,926	5,474
Expected return on plan assets	(6,748)	(6,493)	(7,400)
Amortization of prior service cost	51	75	75
Amortization of transition obligation	43	42	43
Recognized actuarial loss (gain)	364	(144)	(234)

Net periodic pension cost (income)	$ 567	$ 327	$ (278)
	=======	=======	=======

  The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were as follows.

	March 31,

	2000	2001

Projected benefit obligation	$ 5,441	$ 23,281
Accumulated benefit obligation	5,441	22,814
Fair value of plan assets	-	17,333

  Savings Plans:

  The Company sponsors retirement savings plans which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the years ended March 31, 1999, 2000, and 2001 were approximately $6,272, $6,268, and $7,213, respectively.

  The Company sponsors nonqualified deferred compensation programs which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2001, the market value of the trusts, $5,155, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to AVX's general creditors in the event of the Company's insolvency.

  Stock Based Compensation:

  The Company has two fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 500,000 shares of common stock. Under both plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan vest as to one third annually.

  The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2001:

	Number of Shares	Weighted Average Exercise Price

Unexercised options outstanding-March 31, 1998	4,147,350	$11.35
Options granted	916,600	$ 8.05
Options exercised	(1,250)	$ 9.06
Options forfeited	(406,550)	$10.13

Unexercised options outstanding-March 31, 1999	4,656,150	$10.60
Options granted	928,200	$ 8.24
Options exercised	(1,996,722)	$11.33
Options forfeited	(83,100)	$ 8.57

Unexercised options outstanding-March 31, 2000	3,504,528	$ 9.61
Options granted	1,367,500	$23.84
Options exercised	(757,234)	$10.51
Options forfeited	(64,400)	$11.46

Unexercised options outstanding-March 31, 2001	4,050,394	$14.22
Price Range $15.44 to $29.30 (weighted average contractual life 9.3 years)	1,437,050	$23.35
Price Range $7.50 to $12.75 (weighted average contractual life 6.8 years)	2,613,344	$ 9.19

Exercisable options:
March 31, 1999	2,103,762	$11.60
March 31, 2000	1,289,628	$11.07
March 31, 2001	1,458,594	$10.05

  The calculated fair value at date of grant for each option granted during the years ended March 31, 1999, 2000 and 2001 was $3.18 to $4.30, $3.39 to $7.39 and $8.95 to $17.24, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31

	1999	2000	2001

Expected life (years)	5	5	5
Interest rate	6.6%	6.26-6.6%	6.6%
Volatility	45%	45-50%	57-65%
Dividend yield	1.23-1.63%	.84-1.63%	.47-.82%

  If the estimated fair value of the options had been recognized as compensation expense over the vesting periods, income before income taxes would have been reduced by $4,839 ($3,980 after income taxes or $.02 per share), $4,144 ($3,526 after income taxes or $.02 per share) and $5,921 ($5,199 after income taxes or $.03 per share), for the years ended March 31, 1999, 2000 and 2001, respectively.

  Commitments and Financial Instruments:

  Commitments:

  At March 31, 2001, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $36,702.

  The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2001, were as follows:

  Years Ended March 31,

2002	$ 7,652
2003	6,606
2004	5,265
2005	3,962
2006	2,587
Thereafter	5,041

  Rental expense for operating leases was $9,634, $9,184 and $8,333 for the years ended March 31, 1999, 2000 and 2001, respectively.

  During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered are fixed for the next five years. Prices are fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. During the fiscal year ended March 31, 2001, the Company purchased $22,893 of material pursuant to the agreement. Estimated future commitments, calculated using the prices that are fixed for the first two years under the agreement, as of March 31, 2001 were as follows:

Years Ended March 31,

2002	$ 100,896
2003	128,961
2004	64,130
2005	64,130
2006	48,097

  Financial Instruments:

  The Company from time to time enters into delivery contracts with selected suppliers for certain precious metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2001, the Company did not have any of these delivery contracts outstanding.

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of March 31, 2001, the Company believes that its credit risk exposure is not significant.

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

	March 31, 2000			March 31, 2001

	Contract	Carrying	Unrealized	Contract	Carrying	Unrealized
	Amount	Amount	Gain (Loss)	Amount	Amount	Gain (Loss)

Off-Balance Sheet Financial Instruments:
Foreign currency contracts	$104,453	$ -	$ (549)	$111,273	$ -	$ (1,396)
Foreign currency swaps	6,000	(203)	(203)	-	-	-
Precious metal delivery contracts	5,853	-	(471)	-	-	-

  Transactions With Affiliate:

  The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera.

  The Company entered into transactions with Kyocera as follows:

	Years Ended March 31,

	1999	2000	2001

Sales:
Product and equipment sales to affiliates	$14,247	$20,743	$55,227
Subcontracting activities	2,103	2,093	2,069
Commissions received	78	23	-

Purchases:
Purchases of resale inventories, raw materials supplies, equipment and services	245,504	368,703	526,654
Commissions paid	72	325	243
Rent paid	1,141	1,192	1,243

Other:
Dividends paid	17,200	17,529	17,052

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

  The tables below present information about reported segments for the years ended March 31,

	1999	2000	2001

Net sales:
Passive components	$1,129,714	$1,499,580	$2,437,902
Connectors	115,759	130,693	170,211

Total	$1,245,473	$1,630,273	$2,608,113
	========	========	========

Operating profit:
Passive components	$67,257	$240,647	$851,527
Connectors	18,806	26,833	30,073
Research & development	(20,622)	(22,926)	(26,114)
Corporate administration	(12,136)	(23,323)	(30,938)

Total	$53,305	$221,231	$824,548
	========	========	========

Depreciation:
Passive components	$79,493	$87,302	$122,392
Connectors	7,545	4,890	5,188
Research & development	2,435	2,253	2,092
Corporate administration	1,385	527	210

Total	$90,858	$94,972	$129,882
	========	========	========

Assets:
Passive components	$560,982	$722,592	$924,104
Connectors	33,809	32,960	36,336
Research & development	19,475	14,198	16,059
Cash and accounts receivable	330,438	424,878	790,562
Goodwill	78,790	72,495	72,909
Corporate administration	34,546	41,208	45,128

Total	$ 1,058,040	$1,308,331	$1,885,098
	========	========	========

Capital expenditures:
Passive components	$90,952	$163,669	$217,991
Connectors	3,244	4,529	3,726
Research & development	3,519	4,223	5,625

Total	$97,715	$172,421	$227,342
	========	========	========

  The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location. The Other category consists of Latin America and Israel.

	Years Ended March 31,

	1999	2000	2001

Net sales:
United States	$520,195	$660,993	$1,112,093
Europe	345,055	431,743	720,371
Asia	369,974	517,910	746,295
Other	10,249	19,627	29,354

Total	$1,245,473	$1,630,273	$2,608,113
	========	========	========

Property, plant and equipment, net:
United States	$129,937	$136,041	$145,367
Europe	129,016	184,034	223,981
Asia	10,384	12,092	14,380
Other	34,911	40,640	62,319

Total	$304,248	$372,807	$446,047
	========	========	========

  No one customer has accounted for more than 10% of net sales in the past three years.

  Environmental Matters and Contingencies:

  The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters. Such reserves for remediation, compliance and legal costs totaled $2,748 at March 31, 2001. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

  Acquisitions:

  During fiscal 1998, we invested $5.3 million for a 41% interest in the research and development company, Electro-Chemical Research Ltd. (ECR). The Company increased its holding to 51% with an additional investment of $2.2 million in May 2000. ECR has developed and patented a technology for high capacity electrical storage devices. Effective May 2000, the investment has been accounted for as a purchase and all of ECR's activities are included in the accompanying financial statements from that date. Minority interest in ECR has not been reflected in the consolidated financial statements since the minority owners are not obligated to provide additional capital to fund ECR's activities. The resulting goodwill totaling $7,504 is being amortized on a straight-line basis over 5 years.

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

  Summary of Quarterly Financial Information (Unaudited):

  Quarterly financial information for the years ended March 31, 2000 and 2001 is as follows:

	First Quarter		Second Quarter

	2000	2001	2000	2001

Net sales	$343,150	$602,448	$371,573	$695,286
Gross profit	53,859	212,590	67,421	267,387
Net income	17,446	120,436	26,107	156,171
Basic earnings per share	.10	.69	.15	.89
Diluted earnings per share	.10	.68	.15	.89

	Third Quarter		Fourth Quarter

	2000	2001	2000	2001

Net sales	$416,412	$709,509	$499,138	$600,870
Gross profit	87,792	278,460	131,458	215,379
Net income	42,507	166,084	70,872	124,846
Basic earnings per share	.24	.95	.41	.71
Diluted earnings per share	.24	.94	.40	.71

  Subsequent Events:

  Stock Repurchase Program

  On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5 million shares of common stock from time to time in the open market. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

  Dividend Declared

  On April 19, 2001, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2001, payable on May 11, 2001.

  Report of Independent Accountants

  To the Board of Directors and Stockholders of

  AVX Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Companys management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  /S/ PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP

  Atlanta, Georgia
  May 11, 2001