Form 10-Q
period 2001-06-30
AVX CORP
filed 2001-08-01
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	33-0379007 (IRS Employer ID No.)

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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001
Common Stock, par value $0.01 per share	174,917,980

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2001 ----------------------	June 30, 2001 -------------------- (unaudited)
Assets
Current assets:
Cash and cash equivalents	$496,186	$614,583
Accounts receivable, net	294,376	188,134
Inventories	486,613	431,789
Deferred income taxes	23,386	23,352
Other receivables	11,991	3,691
Prepaid and other	42,734 ----------------	25,352 ----------------
Total current assets	1,355,286	1,286,901

Property and equipment:
Land	14,897	15,047
Buildings and improvements	186,051	190,258
Machinery and equipment	899,140	917,656
Construction in progress	52,801 ----------------	55,153 ----------------
	1,152,889	1,178,114
Accumulated depreciation	(706,842) ----------------	(736,289) ----------------
	446,047	441,825
Goodwill, net	72,909	71,455
Other assets	10,856 ----------------	10,581 ----------------
TOTAL ASSETS	$1,885,098 =========	$1,810,762 =========
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$10,817	$10,755
Current maturities of long-term debt	1,356	1,356
Accounts payable:
Trade	86,652	50,651
Affiliates	58,608	37,143
Income taxes payable	96,431	80,565
Accrued payroll and benefits	51,659	33,187
Accrued expenses	38,010 ----------------	34,503 ----------------
Total current liabilities	343,533	248,160
Long-term debt	13,722	13,337
Deferred income taxes	5,095	4,462
Other liabilities	17,714 ----------------	17,945 ----------------
TOTAL LIABILITIES	380,064 ----------------	283,904 ----------------
Commitments and contingencies (Note 4)

Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2001 and June 2001
Additional paid-in capital	344,905	344,307
Retained earnings	1,218,308	1,241,195
Accumulated other comprehensive income (loss)	(36,937)	(40,084)
Common stock in treasury, at cost, 1,666 (March 2001) and 1,472 (June 2001) shares	(23,006) ----------------	(20,324) ----------------
TOTAL STOCKHOLDERS' EQUITY	1,505,034 ----------------	1,526,858 ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,885,098 =========	$1,810,762 =========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months ended June 30,
	2000 --------------	2001 --------------

Net sales	$602,448	$365,081
Cost of sales	389,858 --------------	297,499 --------------
Gross profit	212,590	67,582
Selling, general and administrative expenses	35,113 --------------	29,078 --------------
Profit from operations	177,477	38,504
Other income (expense):
Interest income	2,688	5,615
Interest expense	(585)	(527)
Other, net	182 --------------	144 --------------
Income before income taxes	179,762	43,736
Provision for income taxes	59,326 --------------	14,287 --------------
Net income	$120,436 =========	$29,449 =========
Income per share:
Basic	$0.69	$0.17
Diluted	$0.68 --------------	$0.17 --------------

Dividends declared per share	$0.035 --------------	$0.038 --------------

Weighted average number of common shares outstanding:
Basic	174,913.6	174,801.3
Diluted	176,571.6	175,927.2

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended June 30,
	2000 -------------	2001 -------------
Operating Activities:
Net income	$120,436	$29,449
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,172	32,677
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(54,560)	118,414
Inventories	(16,629)	53,492
Accounts payable and accrued expenses	(1,525)	(78,287)
Income taxes payable	51,319	(14,692)
Other assets and liabilities	5,123 -------------	13,447 -------------
Net cash from operating activities	134,336 -------------	154,500 -------------
Investing Activities:
Purchases of property and equipment	(54,923)	(30,861)
Business acquired, net of cash received	(1,870)	-
Other	(300) -------------	- -------------
Net cash used in investing activities	(57,093) -------------	(30,861) -------------
Financing Activities:
Repayment of debt	(3,644)	(20)
Proceeds from issuance of debt	4,869	267
Dividends paid	(6,134)	(6,562)
Purchase of treasury stock	-	-
Exercise of stock options	6,249 -------------	1,703 -------------
Net cash from (used in) financing activities	1,340 -------------	(4,612) -------------
Effect of exchange rate changes on cash	(471) -------------	(630) -------------
Increase (decrease) in cash and cash equivalents	78,112	118,397
Cash and cash equivalents at beginning of period	175,654 -------------	496,186 -------------
Cash and cash equivalents at end of period	$253,766 ========	$614,583 ========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
(in thousands, except share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2001.

New Accounting Standards:

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended, established accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the change in fair value is recorded as a component of accumulated other comprehensive income, any ineffective portion is reported in earnings as it occurs. Amounts included in accumulated other comprehensive income are reported to earnings in the same period during which the hedged item affects earnings. As of June 30, 2001, the Company had recorded a $201 loss in accumulated other comprehensive income related to qualifying foreign currency cash flow hedges.

The Company uses derivative instruments as part of its overall strategy to manage exposure to market risks associated with fluctuations in foreign currency exchange rates. The Company does not use derivatives for speculative trading purposes.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes rules governing business combinations and SFAS No. 142 establishes rules governing the treatment of recognized goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

2. Accounts Receivable:

Accounts receivable consisted of:

	March 31, 2001 --------------	June 30, 2001 --------------
Trade	$331,831	$221,257
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(37,455) -------------	(33,123) -------------
	$294,376 =========	$188,134 =========

3. Inventories:

Inventories consisted of:

	March 31, 2001 -------------	June 30, 2001 -------------
Finished goods	$168,318	$124,099
Work in process	115,894	115,996
Raw materials and supplies	202,401 ------------	191,694 ------------
	$486,613 ========	$431,789 ========

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

5. Comprehensive Income:

Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation adjustments and qualified cash flow hedges.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

Comprehensive income for the three months ended June 30, 2000 and 2001, includes the following components:

	Three Months ended June 30,
	2000 ------------	2001 ------------
Net income	$120,436	$29,449
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(7,844)	(2,946)
Foreign currency cash flow hedges	- ------------	(201) ------------
Comprehensive income	$112,592 ========	$26,302 ========

The accumulated balance of comprehensive income (loss), as of June 30, 2000 and 2001 is as follows:

	Three Months ended June 30,
	2000 ------------	2001 ------------
Balance at beginning of period	$(14,778)	$(36,937)
Foreign currency translation adjustment	(7,844)	(2,946)
Foreign currency cash flow hedges	- ------------	(201) ------------
Balance at end of period	$(22,622) ========	$(40,084) ========

6. Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options are the only common stock equivalents currently used by the Company and are computed using the treasury stock method.

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three months ended June 30,

	2000 ------------	2001 ------------
Basic weighted average shares outstanding	174,913,628	174,801,264
Diluted weighted average shares and potential common stock equivalents outstanding	176,571,605	175,927,230

Common stock equivalents not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares were 0 and 362,136 for the three months ended June 30, 2000 and 2001, respectively.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED - (continued)

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

	2000 ------------	2001 ------------
Net sales:
Passive components	$561,089	$338,284
Connectors	41,359 ------------	26,797 ------------
Total	$602,448 ========	$365,081 ========
Operating profit:
Passive components	$182,782	$47,443
Connectors	8,627	3,515
Research & development	(6,336)	(5,750)
Corporate administration	(7,596) -----------	(6,704) -----------
Total	$177,477 ========	$38,504 ========

8. Subsequent Event:

On July 25, 2001, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2001, payable on August 14, 2001.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

During the fourth quarter of fiscal 2001, customers began to experience a slow down in the rate of growth for their products and determined that they had accumulated excess passive component inventory. We believe the demand for our products will begin to rebound near the end of the quarter ending September 30, 2001 as customers increase the production of their end products. We also expect a decline in average selling prices for certain commodity related products in light of the lower demand. Declining sales and production will also result in lower profitability in the near-term.

In reaction to the slow down in near-term demand, the Company has significantly reduced its labor force and operating costs. If the global economy continues to be soft and customer demand does not increase, the Company will consider additional cost cutting measures that could result in associated charges.

We anticipate opportunities for long-term growth and improved profitability in the second half of fiscal 2002 due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Results of Operations	Three Months ended June 30,
	2000 ------------	2001 ------------

Net sales	100%	100%
Gross profit	35.3	18.5
Selling, general and administrative expenses	5.8	8.0
Income before income taxes	29.8	12.0
Net income	20.0	8.1

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales in the three months ended June 30, 2001 decreased 39.4% to $365.1 million from $602.4 million in the three months ended June 30, 2000. Passive component sales declined 39.7% to $338.3 million. Connector sales declined 35.2% to $26.8 million. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. The majority of our customers have experienced a significant slow down in the growth of their products, which has led to accumulated excess passive component inventory. The decline in sales was also driven by a different mix of products and lower selling prices for certain commodity related products. Geographically, compared to the same period last year, sales in the United States and Asia had similar percentage declines. The effect of the slowing global economy had a lesser effect on the European economy and resulted in a smaller percentage decline in sales. Accordingly, sales in Europe increased from 27.5 % to 32.3% of total sales for the quarters ended June 30, 2000 and 2001, respectively.

Gross profit in the three months ended June 30, 2001 decreased to $67.6 million (18.5% of net sales) from $212.6 million (35.3% of net sales) in the three months ended June 30, 2000. Despite a reduction in expenses, significantly lower manufacturing volumes in the factories resulted in reduced cost absorption that negatively impacted gross profit in dollar terms, and as a percentage of sales. Gross profit was also negatively impacted by severance costs associated with headcount reductions and lower selling prices for certain commodity related products.

Selling, general and administrative expenses in the three months ended June 30, 2001 were $29.1 million (8.0% of net sales) compared with $35.1 million (5.8% of net sales) in the three months ended June 30, 2000. The increase in selling, general and administrative expenses, as a percentage of sales, is primarily a result of lower sales. The decline in selling, general and administrative expenses, in absolute terms, is due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives.

As a result of the above factors, profit from operations in the three months ended June 30, 2001 decreased to $38.5 million from $177.5 million in the three months ended June 30, 2000.

For the reasons set forth above and partially offset by higher interest income on invested cash, net income in the three months ended June 30, 2001 was $29.4 million (8.1% of net sales) compared to $120.4 million (20.0% of net sales) in the three months ended June 30, 2000.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 2001, the Company had a current ratio of 5.2 to 1, $614.6 million of cash and cash equivalents, $1,526.9 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $154.5 million in the three months ended June 30, 2001 compared to $134.3 million in the three months ended June 30, 2000.

Purchases of property and equipment were $30.9 million in the three month period ended June 30, 2001 and $54.9 million in the three month period ended June 30, 2000. Expenditures in the prior year were primarily for expanding production capabilities of the tantalum and ceramic surface-mount and advanced product lines in North America, Europe and Asia, while in the current year, the spending was primarily related to the expansion of the advanced product lines.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have borrowed German deutsche marks, French francs and Euro loans under various bank agreements.

On May 10, 2000, the Company acquired, for $2.2 million, an additional 10% of the outstanding stock of Electro-Chemical Research Ltd. (ECR), bringing its total holding to 51%.

Based on the financial condition of the Company as of June 30, 2001, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividends and acquisition payments to be paid in the next year. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

New Accounting Standards:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes rules governing business combinations and SFAS No. 142 establishes rules governing the treatment of recognized goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at June 30, 2001 is consistent with the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the year ended March 31, 2001.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal 2002, overall volume and pricing trends, cost reduction strategies and their anticipated result, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's annual report of Form 10-K for the year ended March 31, 2001, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

PART II: OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on July 25, 2001 for the purpose of electing five Directors, and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class III director with term expiring at the Annual Meeting in July of 2002 with the following vote:

		Shares Voted "For" ---------------	Shares "Withheld" ---------------
Class III	Masahiro Umemura	165,943,464	3,481,409

Election of Class I directors with terms expiring at the Annual Meeting in July of 2004 with the following vote:

		Shares Voted "For" ---------------	Shares "Withheld" ---------------
Class I	Kazuo Inamori	167,846,380	1,578,493
Class I	Kensuke Itoh	168,238,958	1,185,915
Class I	Benedict P. Rosen	165,957,716	3,467,157
Class I	Richard Tressler	168,449,696	975,177

The following is a summary of directors who were not up for election and continue in office:

Class II	Michihisa Yamamoto
Class II	Carroll A. Campbell, Jr.
Class II	John S. Gilbertson
Class II	Rodney N. Lanthorne
Class III	Yuzo Yamamura
Class III	Yasuo Nishiguchi
Class III	Henry C. Lucas

Proposal 2:

Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was approved with the following vote:

Shares Voted "For" ---------------	Shares Voted "Against" ---------------	Shares "Abstaining" ---------------
169,277,739	87,282	59,852

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits:
None.

(b) Reports on Form 8-K:
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2001

AVX Corporation

by:	/s/ KURT P. CUMMINGS
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer, and Secretary