Form 10-Q
period 2001-09-30
AVX CORP
filed 2001-11-08
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001.

____Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379007 (IRS Employer ID No.)

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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2001
Common Stock, par value $0.01 per share	174,445,830

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	March 31, 2001 -------------------	September 30, 2001 -------------------------
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$496,186	$655,073
Accounts receivable:
Trade, net
	294,376	159,328
Affiliate
	11,991	4,329
Inventories	486,613	385,896
Deferred income taxes	23,386	23,313
Prepaid and other	42,734 -----------------	21,767 -----------------
Total current assets
	1,355,286	1,249,706

Property and equipment:
Land	14,897	15,929
Buildings and improvements	186,051	195,647
Machinery and equipment	899,140	965,966
Construction in progress	52,801 -----------------	45,706 -----------------
	1,152,889	1,223,248
Accumulated depreciation	(706,842) -----------------	(784,647) -----------------
	446,047	438,601
Goodwill, net	72,909	70,430
Other assets	10,856 -----------------	10,687 -----------------
TOTAL ASSETS
	$1,885,098 ==========	$1,769,424 ==========
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$10,817	$10,378
Current maturities of long-term debt	1,356	1,417
Accounts payable:
Trade
	86,652	60,328
Affiliates
	58,608	43,813
Income taxes payable	96,431	36,089
Accrued payroll and benefits	51,659	33,964
Accrued expenses	38,010 -----------------	42,606 -----------------
Total current liabilities
	343,533	228,595
Long-term debt	13,722	14,087
Deferred income taxes	5,095	4,809
Other liabilities	17,714 -----------------	19,386 -----------------
TOTAL LIABILITIES
	380,064 -----------------	266,877 -----------------
Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2001 and September 2001
Additional paid-in capital	344,905	344,142
Retained earnings	1,218,308	1,206,524
Accumulated other comprehensive income (loss)	(36,937)	(23,660)
Common stock in treasury, at cost, 1,666 (March 2001) and 1,778 (September 2001) shares	(23,006) -----------------	(26,223) -----------------
TOTAL STOCKHOLDERS' EQUITY
	1,505,034 -----------------	1,502,547 -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$1,885,098 ==========	$1,769,424 ==========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (in thousands, except per share data)

	Three Months ended September 30,		Six Months ended September 30,
	2000 -----------	2001 -----------	2000 -----------	2001 -----------
Net sales	$695,286	$305,533	$1,297,734	$670,614
Cost of sales	427,899	310,463	817,757	604,386
	-----------	-----------	-----------	-----------
Gross profit (loss)	267,387	(4,930)	479,977	66,228
Selling, general and administrative expenses	37,479	28,867	72,592	57,815
Restructuring expense	-	13,140	-	16,846
	-----------	-----------	-----------	-----------
Profit (loss) from operations	229,908	(46,937)	407,385	(8,433)
Other income (expense):
Interest income	3,607	5,770	6,295	11,385
Interest expense	(614)	(541)	(1,199)	(1,068)
Other, net	507	534	689	678
	-----------	-----------	-----------	-----------
Income (loss) before income taxes	233,408	(41,174)	413,170	2,562
Provision for income taxes	77,237	(13,057)	136,563	1,230
	-----------	-----------	-----------	-----------
Net income (loss)	$156,171	$(28,117)	$276,607	$1,332
	=======	=======	=======	=======
Income (loss) per share:
Basic	$0.89	$(0.16)	$1.58	$0.01
Diluted	$0.89	$(0.16)	$1.57	$0.01
	-----------	-----------	-----------	-----------

Dividends declared per share	$0.035	$0.038	$0.070	$0.075
	-----------	-----------	-----------	-----------

Weighted average number of common shares outstanding:
Basic	174,754.0	174,914.3	174,835.3	174,858.1
Diluted	176,285.7	174,914.3	176,431.4	176,022.7

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (dollars in thousands)

	Six Months Ended September 30,
	2000 -------------	2001 -------------
Operating Activities:
Net income	$276,607	$1,332
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60,533	67,755
Non-cash restructuring and special charges	-	43,695
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(110,978)	140,598
Inventories	(39,745)	70,775
Accounts payable and accrued expenses	24,749	(61,383)
Income taxes payable	43,245	(60,090)
Other assets and liabilities	9,908 --------------	22,606 --------------
Net cash from operating activities	264,319 --------------	225,288 --------------
Investing Activities:
Purchases of property and equipment	(127,184)	(51,379)
Business acquired, net of cash received	(1,870)	-
Other	(281) --------------	- --------------
Net cash from (used in) investing activities	(129,335) --------------	(51,379) --------------
Financing Activities:
Repayment of debt	(8,740)	(1,145)
Proceeds from issuance of debt	6,424	739
Dividends paid	(12,241)	(13,116)
Purchase of treasury stock	(14,589)	(7,381)
Exercise of stock options	7,492 --------------	2,721 --------------
Net cash from (used in) financing activities	(21,654) --------------	(18,182) --------------
Effect of exchange rate changes on cash	(897) --------------	3,160 --------------
Increase in cash and cash equivalents	112,433	158,887
Cash and cash equivalents at beginning of period	175,654 --------------	496,186 --------------
Cash and cash equivalents at end of period	$288,087 =========	$655,073 =========

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

Certain prior period amounts have been reclassified to conform to the current presentation.

New Accounting Standards:

On April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended, established accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the change in fair value is recorded as a component of accumulated other comprehensive income and any ineffective portion is reported in earnings as it occurs. Amounts included in accumulated other comprehensive income are reported to earnings for the same period during which the hedged item affects earnings. As of September 30, 2001, the Company had recorded a $275 loss in accumulated other comprehensive income related to qualifying foreign currency cash flow hedges.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning April 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

2. Accounts Receivable:

Accounts receivable consisted of:
	March 31,	September 30,
	2001 -------------	2001 -------------
Trade	$331,831	$201,188
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(37,455) -------------	(41,860) -------------
	$294,376 ========	$159,328 ========

3. Inventories:

Inventories consisted of:
	March 31,	September 30,
	2001 ------------	2001 -------------
Finished goods	$168,318	$109,227
Work in process	115,894	101,688
Raw materials and supplies	202,401 -------------	174,981 -------------
	$486,613 ========	$385,896 ========

4. Restructuring and Special Charges:

The Company incurred $13.1 million of restructuring expense for the quarter ended September 30, 2001. The restructuring costs included $1.1 million for employee separations covering 900 production, technical, administrative and support employees in the Americas and Asia. In the United States, restructuring charges of $12.0 million were incurred relating to the consolidation of a passive component manufacturing operation in Vancouver, Washington. The costs include future purchase and lease commitments and the write-down to net realizable value of equipment and inventories.

The Company incurred $16.8 million of restructuring expense for the six months ended September 30, 2001. The restructuring costs included $4.8 million for employee separations covering 5,600 production, technical, administrative and support employees in all geographic regions. In the United States, restructuring charges of $12.0 million were incurred relating to the consolidation of the manufacturing operation referred to above.

Since March 31, 2001, the Company has reduced 5,600 positions worldwide or approximately 30% of the labor force. As of September 30, 2001, $2.4 million of severance costs have been paid. The remaining accrual of $2.4 million includes $1.0 million of long-term payments to be paid under an early retirement program, while the remainder will be paid during the balance of the fiscal year.

The Company recorded, in cost of goods sold, inventory provisions totaling $32.5 million for the six months ended September 30, 2001 for excess and obsolete inventories, of which $22.4 million related to precious metals and $10.1 million related to other raw materials and finished goods. We currently do not anticipate the inventory subject to the provisions will be used at a later date based upon foreseeable demand.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is purchased in the form of palladium sponge or ingot. The Company accumulated inventories during the prior fiscal year based upon customer forecasted demand. Due to the sudden and significant decrease in demand and the ongoing conversion to base metal production, inventory levels exceeded our forecasted quantity requirements. As a result, the Company recorded a write-down of excess raw material to net realizable value.

The remaining raw materials and finished goods charges resulted from the reduced forecasted demand and obsolescence because of the base metal conversion programs.

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

6. Comprehensive Income:

Total non-shareowner changes in equity include all changes in equity during the period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation adjustments and qualified cash flow hedges.

Comprehensive income for the three and six month periods ended September 30, 2000 and 2001, includes the following components:

	Three Months		Six Months
	2000 ---------	2001 ---------	2000 ---------	2001 ---------
Net income	$156,171	$(28,117)	$276,607	$1,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10,525)	16,498	(18,369)	13,552
Foreign currency cash flow hedges	- ----------	(74) ----------	- ----------	(275) ----------
Comprehensive income	$145,646 =======	$(11,693) =======	$258,238 =======	$14,609 =======

The accumulated balance of comprehensive income (loss), as of September 30, 2000 and 2001 is as follows:

	Three Months		Six Months
	2000 ---------	2001 ---------	2000 ---------	2001 ---------
Balance at beginning of period	$(22,622)	$(40,084)	$(14,778)	$(36,937)
Foreign currency translation adjustment	(10,525)	16,498	(18,369)	13,552
Foreign currency cash flow hedges	- ----------	(74) ----------	- ----------	(275) ----------
Balance at end of period	$(33,147) =======	$(23,660) =======	$(33,147) =======	$(23,660) =======

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six-month periods ended September 30, 2000 and 2001:

	Three Months		Six Months
	2000 -----------	2001 -----------	2000 -----------	2001 -----------
Basic weighted average shares outstanding	174,753,997	174,914,300	174,835,270	174,858,091
Diluted weighted average shares and potential common stock equivalents outstanding	176,285,748	174,914,300	176,431,386	176,022,748

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were 68,290, 0 and 351,203 for the three months ended September 30, 2000 and the six months ended September 30, 2000 and 2001, respectively. Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 1,405,720 for the three months ended September 30, 2001.

8. Segment information:

The Company has three reportable operating segments: Passive Components, Connectors and Research and Development. The Company is organized, exclusive of research and development, on the basis of products being separated into six units. Five of the units that manufacture or distribute ceramic, tantalum, film and power capacitors, ferrites and other passive devices have been aggregated into the segment "Passive Components".

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and six-month periods ended September 30, 2000 and 2001:

	Three Months		Six Months
	2000 -----------	2001 -----------	2000 -----------	2001 -----------
Net sales:
Passive components	$648,786	$277,911	$1,209,875	$616,195
Connectors	46,500 -----------	27,622 -----------	87,859 -----------	54,419 -----------
Total	$695,286 =======	$305,533 =======	$1,297,734 =======	$670,614 =======

	Three Months		Six Months
	2000 -----------	2001 -----------	2000 -----------	2001 -----------
Operating profit (loss):
Passive components	$235,658	$(34,877)	$418,439	$12,566
Connectors	8,541	3,618	17,168	7,133
Research & development	(6,352)	(5,309)	(12,688)	(11,059)
Corporate administration	(7,939) -----------	(10,369) -----------	(15,534) -----------	(17,073) -----------
Total	$229,908 =======	$(46,937) =======	$407,385 =======	$(8,433) =======

9. Subsequent Event:

On November 2, 2001, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2001, payable on November 16, 2001.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales

Net sales in the three months ended September 30, 2001 decreased 56.1% to $305.5 million from $695.3 million in the three months ended September 30, 2000. Passive component sales were $277.9 million, while connector sales were $27.6 million. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow down in the demand of their products during the past nine months, which resulted in an accumulation of passive component inventory in the industry wide supply chain. The decline in sales was also a result of the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices, and lower selling prices for certain commodity related products. Geographically, compared to the same period last year, sales in Europe and Asia had similar percentage declines. The decrease in demand had a greater effect on domestic sales. Accordingly, sales in the United States decreased from 44.1% to 30.4% of total sales for the quarters ended September 30, 2000 and 2001, respectively.

Gross Profit

Gross profit in the three months ended September 30, 2001 decreased to ($4.9) million from $267.4 million in the three months ended September 30, 2000. Despite a reduction in operating expenses, reduced sales and significantly lower manufacturing volumes in the factories which resulted in reduced cost absorption, negatively impacted gross profit in dollar terms, and as a percentage of sales. Gross profit was also negatively impacted by special charges totaling $32.5 million. These charges relate to inventory write-downs for precious metals, other raw materials and finished goods. The inventory charges are a result of excess quantities on hand due to the sudden and significant decrease in demand and reductions in the net realizable value of such inventory. We currently do not anticipate the inventory subject to the charges will be used at a later date based upon foreseeable demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2001 were $28.9 million (9.4% of net sales) compared with $37.5 million (5.4% of net sales) in the three months ended September 30, 2000. The increase in selling, general and administrative expenses, as a percentage of sales, is primarily a result of lower sales. The decline in selling, general and administrative expenses, in absolute terms, is due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives. The quarter ended September 30, 2001 includes a $3.0 million charge for customer receivables. The economic environment has led to the receivables due from a few smaller customers to be significantly past due and deemed uncollectable.

Restructuring Expense

During the quarter ended September 30, 2001, the Company recorded $13.1 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $1.1 million for employee severance and benefit costs and $12.0 million for a passive component manufacturing facility consolidation.

Profit from Operations

As a result of the above factors, profit from operations in the three months ended September 30, 2001 decreased to ($46.9) million from $229.9 million in the three months ended September 30, 2000.

Net Income

For the reasons set forth above and higher interest income on invested cash, net income in the three months ended September 30, 2001 was ($28.1) million compared to net income of $156.2 million in the three months ended September 30, 2000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

Net Sales

Net sales in the six months ended September 30, 2001 decreased 48.3% to $670.6 million from $1,297.7 million in the six months ended September 30, 2000. Passive component sales were $616.2 million, while connector sales were $54.4 million. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow down in the demand of their products during the past nine months, which resulted in an accumulation of passive component inventory in the industry wide supply chain. The decline in sales was also a result of the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices, and lower selling prices for certain commodity related products. Geographically, compared to the same period last year, sales in Europe and Asia had similar percentage declines. The decrease in demand had a greater effect on domestic sales. Accordingly, sales in the United States decreased from 42.6% to 34.3% of total sales for the six months ended September 30, 2000 and 2001, respectively.

Gross Profit

Gross profit in the six months ended September 30, 2001 decreased to $66.2 million from $480.0 million in the six months ended September 30, 2000. Despite a reduction in operating expenses, reduced sales and significantly lower manufacturing volumes in the factories, which resulted in reduced cost absorption, negatively impacted gross profit in dollar terms, and as a percentage of sales. Gross profit was also negatively impacted by special charges totaling $32.5 million. These charges relate to inventory write-downs for precious metals, other raw materials and finished goods. The inventory charges are a result of excess quantities on hand due to the sudden and significant decrease in demand and reductions in the net realizable value of such inventory. We currently do not anticipate the inventory subject to the charges will be used at a later date based upon foreseeable demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended September 30, 2001 were $57.8 million (8.6% of net sales) compared with $72.6 million (5.6% of net sales) in the six months ended September 30, 2000. The decline in selling, general and administrative expenses, in absolute terms, is due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives. The six months ended September 30, 2001 includes a $3.0 million charge for customer receivables. The economic environment has led to the receivables due from a few smaller customers to be significantly past due and deemed uncollectable.

Restructuring Expense

During the six months ended September 30, 2001, the Company recorded $16.8 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $4.8 million for employee severance and benefit costs and $12.0 million for a passive component manufacturing facility consolidation.

Profit from Operations

As a result of the above factors, profit from operations in the six months ended September 30, 2001 decreased to ($8.4) million from $407.4 million in the six months ended September 30, 2000.

Income Taxes

The effective tax rate for the six months ended September 30, 2001 increased to 48.0% from 33.1% for the six months ended September 30, 2000. The increase in the rate is due to a reduction in operating income in relation to non-deductible tax items (primarily goodwill amortization) and the nonrecognition of certain French net operating losses.

Net Income

For the reasons set forth above and higher interest income on invested cash, net income in the six months ended September 30, 2001 was $1.3 million (0.2% of net sales) compared to $276.6 million (21.3% of net sales) in the six months ended September 30, 2000.

Outlook

The continued uncertainty in the global economy makes it difficult to predict near-term events. As of September 30, 2001, we believe the industry's distribution channels and our customers have significantly reduced their passive component inventory accumulated during the last fiscal year. Despite this decrease in inventory, we expect the uncertainty in the global economy to lead to continued soft demand. We also expect a continued decline in average selling prices for certain commodity related products. Reduced selling prices and low production levels will continue to depress operating margins.

In reaction to the slow down in near-term demand, the Company has significantly reduced its labor force and operating costs. During the six months ended September 30, 2001, the Company recorded $52.3 million of restructuring and special charges as part of its cost reduction initiatives. In conjunction with the Company's recent announcement to consolidate a passive component manufacturing facility, additional restructuring charges of $2.1 million are expected to be incurred in the quarter ended December 31, 2001 for employee separations. As the Company continues to realign its production capabilities and its cost structure to the current economic environment, it may incur additional charges relating to cost reduction initiatives of $8 to $10 million to be implemented during the second half of this fiscal year. Future declines in palladium prices will have an adverse effect on the carrying value of remaining excess material inventory. The Company will continue to take strategic actions in response to changes in current or future economic conditions. Such actions could result in actual restructuring and special charges being greater than expected amounts.

Despite the current uncertainties, we are optimistic that opportunities for long-term growth and improved profitability exist due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 2001, the Company had a current ratio of 5.47 to 1, $655.1 million of cash and cash equivalents, $1,502.5 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $225.3 million in the six months ended September 30, 2001 compared to $264.3 million in the six months ended September 30, 2000. The decrease in cash flow was a result of lower net income, partially offset by non-cash costs associated with the restructuring and special charges, and changes in net working capital.

Purchases of property and equipment were $51.4 million in the six-month period ended September 30, 2001 and $127.2 million in the six-month period ended September 30, 2000. Expenditures for both periods were primarily for expanding production capabilities and process improvements of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks, French francs and Euros under various bank agreements.

On May 10, 2000, the Company acquired, for $2.2 million, an additional 10% of the outstanding stock of Electro-Chemical Research Ltd., bringing its total holding to 51%.

Pursuant to authorized stock repurchase programs, the Company purchased 411,800 shares at a cost of $7.4 million and 548,500 shares at a cost of $14.6 million during the six-month periods ended September 30, 2001 and 2000, respectively. The repurchased shares are held as treasury stock and are used to satisfy stock option exercises.

Based on the financial condition of the Company as of September 30, 2001, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend and acquisition payments to be paid in the next year. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

New Accounting Standards:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes rules governing business combinations and SFAS No. 142 establishes rules governing the treatment of recognized goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning April 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except as indicated below, the Company's market risk exposure at September 30, 2001 is consistent with the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the year ended March 31, 2001.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is purchased in the form of palladium sponge or ingot. Due to the sudden and significant decrease in demand and the ongoing conversion to base metal, inventory levels exceeded our forecasted demand. Future declines in palladium prices will have an adverse effect on the carrying value of remaining excess raw material inventory.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. A portion of our annual material requirement is purchased under long-term fixed contracts at prices that are subject to periodic adjustment. If forecasted demand does not develop or average selling prices decline, the purchase commitments could lead to write-offs of excess materials and adjustments to net realizable values.

Cautionary Statement Pursuant To Safe Harbor Provisions Of The Private
Securities Litigation Reform Act Of 1995

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2002, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's annual report on Form 10-K for fiscal year ended March 31, 2001, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Part II: Other Information

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. 3.2 By-laws of the Company as amended

(b)	Reports on Form 8-K. None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2001

AVX Corporation

by:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer, and Secretary