Form 10-Q
period 2001-12-31
AVX CORP
filed 2002-02-14
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction	(IRS Employer ID No.)
of incorporation or organization)

801 17th Avenue South, Myrtle Beach, South Carolina 29577
(Address of principal executive offices)

Telephone: (843) 448-9411
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2002
Common Stock, par value $0.01 per share	174,497,486

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2001	December 31, 2001
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$496,186	$686,649
Accounts receivable:
Trade, net	294,376	126,905
Affiliate	11,991	3,650
Inventories	486,613	355,772
Deferred income taxes	23,386	23,273
Prepaid and other	42,734	24,833
	----------------	----------------
Total current assets	1,355,286	1,221,082

Property and equipment:
Land	14,897	19,992
Buildings and improvements	186,051	197,587
Machinery and equipment	899,140	962,998
Construction in progress	52,801	31,764
	----------------	----------------
	1,152,889	1,212,341
Accumulated depreciation	(706,842)	(798,320)
	----------------	----------------
	446,047	414,021
Goodwill, net	72,909	68,886
Other assets	10,856	10,600
	----------------	----------------
TOTAL ASSETS	$1,885,098	$1,714,589
	=========	=========

Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$10,817	$3,160
Current maturities of long-term debt	1,356	903
Accounts payable:
Trade	86,652	49,368
Affiliates	58,608	43,619
Income taxes payable	96,431	18,924
Accrued payroll and benefits	51,659	35,470
Accrued expenses	38,010	41,797
	----------------	----------------
Total current liabilities	343,533	193,241
Long-term debt	13,722	13,526
Deferred income taxes	5,095	4,699
Other liabilities	17,714	17,261
	----------------	----------------
TOTAL LIABILITIES	380,064	228,727
	----------------	----------------

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2001 and December 2001
Additional paid-in capital	344,905	343,941
Retained earnings	1,218,308	1,193,499
Accumulated other comprehensive income (loss)	(36,937)	(25,398)
Common stock in treasury, at cost, 1,666 (March 2001) and 1,875 (December 2001) shares	(23,006)	(27,944)
	----------------	----------------
TOTAL STOCKHOLDERS' EQUITY	1,505,034	1,485,862
	----------------	----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,885,098	$1,714,589
	=========	=========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months ended December 31,		Nine Months ended December 31,
	2000	2001	2000	2001
	----------	----------	----------	----------
Net sales	$709,509	$304,281	$2,007,243	$974,895
Cost of sales	431,049	282,788	1,248,806	887,174
	-----------	-----------	-----------	-----------
Gross profit	278,460	21,493	758,437	87,721
Selling, general and administrative expenses	38,880	24,450	111,472	82,265
Restructuring expense	-	7,800	-	24,646
	-----------	-----------	-----------	-----------
Profit (loss) from operations	239,580	(10,757)	646,965	(19,190)
Other income (expense):
Interest income	4,857	3,748	11,152	15,133
Interest expense	(579)	(490)	(1,778)	(1,558)
Other, net	608	1,014	1,297	1,692
	-----------	-----------	-----------	-----------
Income (loss) before income taxes	244,466	(6,485)	657,636	(3,923)
Provision for income taxes	78,382	(4)	214,945	1,226
	-----------	-----------	-----------	-----------
Net income (loss)	$166,084	$(6,481)	$442,691	$(5,149)
	========	========	========	========

Income (loss) per share:
Basic	$0.95	$(0.04)	$2.53	$(0.03)
Diluted	$0.94	$(0.04)	$2.51	$(0.03)
	-----------	-----------	-----------	-----------

Dividends declared per share	$0.035	$0.038	$0.105	$0.113
	-----------	-----------	-----------	-----------

Weighted average number of common shares outstanding:
Basic	174,656.1	174,470.2	174,775.3	174,728.3
Diluted	175,965.6	174,470.2	176,473.8	174,728.3

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended December 31,
	2000	2001

Operating Activities:
Net income (loss)	$442,691	$(5,149)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	98,698	103,061
Non-cash restructuring and special charges	-	44,295
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(132,296)	171,069
Inventories	(71,842)	98,004
Accounts payable and accrued expenses	32,035	(71,725)
Income taxes payable	53,525	(76,829)
Other assets and liabilities	8,460	24,954
	----------	----------
Net cash from operating activities	431,271	287,680
	----------	----------
Investing Activities:
Purchases of property and equipment	(181,020)	(65,776)
Business acquired, net of cash received	(1,870)	-
Other	(309)	(90)
	----------	----------
Net cash from (used in) investing activities	(183,199)	(65,866)
	----------	----------
Financing Activities:
Repayment of debt	(3,849)	(7,940)
Proceeds from issuance of debt	5,920	739
Dividends paid	(18,349)	(19,660)
Purchase of treasury stock	(14,589)	(9,830)
Exercise of stock options	7,514	3,109
	----------	----------
Net cash from (used in) financing activities	(23,353)	(33,582)
	----------	----------
Effect of exchange rate changes on cash	(612)	2,231
	----------	----------
Increase in cash and cash equivalents	224,107	190,463
Cash and cash equivalents at beginning of period	175,654	496,186
	----------	----------
Cash and cash equivalents at end of period	$399,761	$686,649
	=======	=======

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

New Accounting Standards:

On April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended, established accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the change in fair value is recorded as a component of accumulated other comprehensive income and any ineffective portion is reported in earnings as it occurs. Amounts included in accumulated other comprehensive income are reported to earnings for the same period during which the hedged item affects earnings. As of December 31, 2001, the Company had recorded a $356 loss in accumulated other comprehensive income related to qualifying foreign currency cash flow hedges.

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

2. Accounts Receivable:

Accounts receivable consisted of:
		March 31,	December 31,
		2001	2001
Trade		$331,831	$170,675
Less:	allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(37,455)	(43,770)
		----------	----------
		$294,376	$126,905
		=======	=======

3. Inventories:

Inventories consisted of:
	March 31,	December 31,
	2001	2001
Finished goods	$168,318	$107,113
Work in process	115,894	81,964
Raw materials and supplies	202,401	166,695
	----------	----------
	$486,613	$355,772
	=======	=======

4. Restructuring:

The Company incurred $7.8 million of restructuring expense for the quarter ended December 31, 2001. The restructuring costs included $6.3 million for employee separations covering 510 production, technical, administrative and support employees in the Americas and Europe.

The Company incurred $24.6 million of restructuring expense for the nine months ended December 31, 2001. The restructuring costs included $11.1 million for employee separations covering 6,110 production, technical, administrative and support employees in all geographic regions. Restructuring charges of $13.5 million were incurred relating to the consolidation of passive component manufacturing and warehousing operations in the United States and Europe. The costs include future purchase and lease commitments and the write-down to net realizable value of equipment and inventories.

Since March 31, 2001, the Company has reduced approximately 5,900 positions worldwide or 31% of the labor force. As of December 31, 2001, $4.7 million of severance costs have been paid. The remaining accrual of $6.4 million includes $1.9 million of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid during the balance of the fiscal year.

5. Special Charges:

The Company recorded special charges, in cost of goods sold, totaling $35.2 million for the nine months ended December 31, 2001. Included in these costs was $32.5 million for excess and obsolete inventories, of which $22.4 million related to precious metals and $10.1 million related to other raw materials and finished goods. We currently do not anticipate the inventory subject to the provisions will be used at a later date based upon foreseeable demand. The remaining costs relate to cost cutting initiatives.

Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is purchased in the form of palladium sponge or ingot. The Company accumulated inventories during the prior fiscal year based upon customer forecasted demand. Due to the sudden and significant decrease in demand and the ongoing conversion to base metal production, inventory levels exceeded our forecasted quantity requirements. As a result, the Company recorded a write-down of excess raw material to net realizable value in the quarter ended September 30, 2001. The remaining raw materials and finished goods charges resulted from the reduced forecasted demand and obsolescence because of the base metal conversion programs.

Included in selling, general and administrative expenses was a special charge of $3.0 million for customer receivables. The economic environment has led to the receivables due from a few smaller customers to be significantly past due and deemed uncollectable.

6. Environmental Matters and Contingencies:

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

7. Comprehensive Income:

Comprehensive income represents total non-shareowner changes in equity including all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and qualified cash flow hedges.

Comprehensive income for the three and nine month periods ended December 31, 2000 and 2001, includes the following components:

	Three Months		Nine Months
	2000	2001	2000	2001
Net income (loss)	$166,084	$(6,481)	$442,691	$(5,149)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,450	(1,657)	(5,919)	11,895
Foreign currency cash flow hedges	-	(81)	-	(356)
	---------	---------	---------	---------
Comprehensive income (loss)	$178,534	$(8,219)	$436,772	$6,390
	======	======	======	======

The accumulated balance of other comprehensive income (loss) as of December 31, 2000 and 2001 is as follows:

	Three Months		Nine Months
	2000	2001	2000	2001
Balance at beginning of period	$(33,147)	$(23,660)	$(14,778)	$(36,937)
Foreign currency translation adjustment	12,450	(1,657)	(5,919)	11,895
Foreign currency cash flow hedges	-	(81)	-	(356)
	---------	---------	---------	---------
Balance at end of period	$(20,697)	$(25,398)	$(20,697)	$(25,398)
	======	======	======	======

8. Earnings Per Share:

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine month periods ended December 31, 2000 and 2001:

	Three Months		Nine Months
	2000	2001	2000	2001
Basic weighted average shares outstanding	174,656,147	174,470,217	174,775,345	174,728,329
Diluted weighted average shares and potential common stock equivalents outstanding	175,965,602	174,470,217	176,473,837	174,728,329

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were as follows:

	December 31,
	2000	2001
Three months ended	252,835	260,840
Nine months ended	41,587	317,693

Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 1,187,651 and 1,269,102 for the three and nine month periods ended December 31, 2001, respectively.

9. Segment information:

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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and nine month periods ended December 31, 2000 and 2001:

	Three Months		Nine Months
	2000	2001	2000	2001
Net sales:
Passive components	$662,231	$278,484	$1,872,106	$894,679
Connectors	47,278	25,797	135,137	80,216
	----------	----------	----------	----------
Total	$709,509	$304,281	$2,007,243	$974,895
	=======	=======	=======	=======

	Three Months		Nine Months
	2000	2001	2000	2001
Operating profit (loss):
Passive components	$247,063	$(2,355)	$665,502	$10,211
Connectors	8,344	3,415	25,512	10,548
Research & development	(6,928)	(5,128)	(19,616)	(16,187)
Corporate administration	(8,899)	(6,689)	(24,433)	(23,762)
	----------	----------	----------	----------
Total	$239,580	$(10,757)	$646,965	$(19,190)
	=======	=======	=======	=======

10. Treasury Stock:

The Company, under the approved Board of Directors stock repurchase programs, may purchase common stock from time to time at the discretion of management. As of December 31, 2001, the Company had in treasury 1,874,820 common shares at a cost of $27.9 million. The repurchased shares are held as treasury stock and are available for general corporate purposes.

11. Subsequent Event:

On February 5, 2002, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2001, payable on February 18, 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net Sales

Net sales in the three months ended December 31, 2001 decreased 57.1% to $304.3 million from $709.5 million in the three months ended December 31, 2000. Passive component sales declined 57.9%, while connector sales declined 45.4%. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow down in the demand of their products during the past nine months, which resulted in an accumulation of passive component inventory in the industry wide supply chain. The decline in sales was also a result of lower selling prices for certain commodity related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. Geographically, compared to the same period last year, sales in all regions declined. The decrease in demand had a greater effect on domestic sales. Accordingly, sales in the United States decreased from 43% of total sales for the quarter ended December 31, 2000 to 34% of total sales for the quarter ended December 31, 2001.

Gross Profit

Gross profit in the three months ended December 31, 2001 decreased to $21.5 million from $278.5 million in the three months ended December 31, 2000. Despite a reduction in operating expenses, reduced sales, reduced selling prices and significantly lower manufacturing volumes (resulting in reduced cost absorption) negatively impacted gross profit in dollar terms and as a percentage of sales. In addition, higher costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $2.7 million. These charges relate to costs associated with the Company's cost reduction programs and realignment of its manufacturing facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2001 were $24.5 million (8.0% of net sales) compared with $38.9 million (5.5% of net sales) in the three months ended December 31, 2000. The increase in selling, general and administrative expenses, as a percentage of sales, is primarily a result of lower sales. The decline in selling, general and administrative expenses, including research and development costs, in absolute terms, is due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives.

Restructuring Expense

During the quarter ended December 31, 2001, the Company recorded $7.8 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $6.3 million for employee severance and benefit costs and $1.5 million for passive component manufacturing and warehousing facility consolidations.

Profit (Loss) from Operations

As a result of the above factors, profit (loss) from operations in the three months ended December 31, 2001 decreased to ($10.8) million from $239.6 million in the three months ended December 31, 2000.

Net Income (Loss)

For the reasons set forth above and the benefit of foreign currency gains offset by lower interest income on invested cash, net income (loss) in the three months ended December 31, 2001 was ($6.5) million compared to net income of $166.1 million in the three months ended December 31, 2000.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

Net Sales

Net sales in the nine months ended December 31, 2001 decreased 51.4% to $974.9 million from $2,007.2 million in the nine months ended December 31, 2000. Passive component sales declined 52.2%, while connector sales declined 40.6%. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow down in the demand of their products during the past nine months, which resulted in an accumulation of passive component inventory in the industry wide supply chain. The decline in sales was also a result of lower selling prices for certain commodity related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. Geographically, compared to the same period last year, sales in Europe and Asia had similar percentage declines. The decrease in demand had a greater effect on domestic sales. Accordingly, sales in the United States decreased from 43% of total sales for the nine months ended December 31, 2000 to 34% of total sales for the nine months ended December 31, 2001.

Gross Profit

Gross profit in the nine months ended December 31, 2001 decreased to $87.7 million from $758.4 million in the nine months ended December 31, 2000. Despite a reduction in operating expenses, reduced sales, reduced selling prices and significantly lower manufacturing volumes (resulting in reduced cost absorption) negatively impacted gross profit in dollar terms and as a percentage of sales. In addition, higher costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $35.2 million. These charges primarily relate to inventory write-downs for precious metals, other raw materials and finished goods. The inventory charges are a result of excess quantities on hand due to the sudden and significant decrease in demand and reductions in the net realizable value of such inventory. We currently do not anticipate the inventory subject to the charges will be used at a later date based upon foreseeable demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended December 31, 2001 were $82.3 million (8.4% of net sales) compared with $111.5 million (5.6% of net sales) in the nine months ended December 31, 2000. The decline in selling, general and administrative expenses, in absolute terms, is due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives. The expenses for the nine months ended December 31, 2001 include a $3.0 million charge for customer receivables. The economic environment has led to the receivables due from a few smaller customers to be significantly past due and deemed uncollectable.

Restructuring Expense

During the nine months ended December 31, 2001, the Company recorded $24.6 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $11.1 million for employee severance and benefit costs and $13.5 million for passive component manufacturing and warehousing facility consolidations.

Profit (Loss) from Operations

As a result of the above factors, profit (loss) from operations in the nine months ended December 31, 2001 decreased to ($19.2) million from $647.0 million in the nine months ended December 31, 2000.

Net Income (Loss)

For the reasons set forth above, higher interest income on invested cash and income tax expense due to the nondeductability of losses for certain European operations, net income (loss) in the nine months ended December 31, 2001 was ($5.1) million compared to $442.7 million in the nine months ended December 31, 2000.

Outlook

The continued uncertainty in the global economy makes it difficult to predict near-term events. As of December 31, 2001, we believe the industry's distribution channels and our customers have significantly reduced their passive component inventory accumulated during the last fiscal year. Despite this decrease in inventory, we expect the uncertainty in the global economy to lead to continued soft demand. We also expect a continued decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's supply capacity and end market demand. Reduced selling prices and low production levels will continue to depress operating margins.

In reaction to the slow down in near-term demand, the Company has significantly reduced its labor force and operating costs. During the nine months ended December 31, 2001, the Company recorded $62.8 million of restructuring and special charges as part of its cost reduction initiatives. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Future declines in palladium prices will have an adverse effect on the carrying value of remaining excess material inventory. The Company will continue to take strategic actions in response to changes in current or future economic conditions. Such actions could result in additional restructuring charges.

Despite the current uncertainties, we are optimistic that opportunities for long-term growth and improved profitability exist due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 2001, the Company had a current ratio of 6.32 to 1, $686.6 million of cash and cash equivalents, $1,485.9 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $287.7 million in the nine months ended December 31, 2001 compared to $431.3 million in the nine months ended December 31, 2000. The decrease in cash flow was a result of lower net income, partially offset by non-cash costs associated with the restructuring and special charges, and changes in net working capital.

Purchases of property and equipment were $65.8 million in the nine-month period ended December 31, 2001 and $181.0 million in the nine-month period ended December 31, 2000. Expenditures for both periods were primarily for expanding production capabilities and process improvements of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed German deutsche marks, French francs and Euros under various bank agreements.

On May 10, 2000, the Company acquired, for $2.2 million, an additional 10% of the outstanding stock of Electro-Chemical Research Ltd., bringing its total holding to 51%.

Pursuant to authorized stock repurchase programs, the Company purchased 557,100 shares at a cost of $9.8 million and 548,500 shares at a cost of $14.6 million during the nine-month periods ended December 31, 2001 and 2000, respectively. The repurchased shares are held as treasury stock and are used to satisfy stock option exercises.

Based on the financial condition of the Company as of December 31, 2001, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made in the next year. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Except as indicated below, the Company's market risk exposure at December 31, 2001 is consistent with the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the year ended March 31, 2001.

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

Date: February 14, 2002

AVX Corporation

by:	/S/ KURT P. CUMMINGS
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer, and Secretary