Form 10-K
period 2002-03-31
AVX CORP
filed 2002-06-21
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

TABLE OF CONTENTS

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-7201

AVX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379007 (I.R.S. Employer Identification Number)
801 17th Avenue South Myrtle Beach, South Carolina (Address of principal executive offices)	29577 (Zip Code)
(843) 448-9411 (Registrant's telephone number, including area code)

Securities registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing sales price of $18.00 on June 19, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant as of that date was $953,579,124. As of June 19, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 174,776,618 shares.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on July 23, 2002.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosure about Market Risk", or relating to the Company's outlook for fiscal 2003, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

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

Our principal strategic advantages include:

Creating Technology Leadership. Our five principal research locations, the United States, Northern Ireland, England, Israel and France, participated in the introduction of approximately 60 new products in the past 12 months. Our scientists are working continually with our customers to develop products that will assist them in achieving their design and production goals. Also, our engineers continue to improve the manufacturing processes for our existing products in order to improve reliability and decrease the cost of production.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to respond to our customers' design and delivery requirements in a rapid fashion make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a substantially complete passive component solution. We market five families of products: ceramic products, tantalum products, advanced products, other passive products and connector devices. This broad array allows our OEM and CEM customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested heavily in the expansion of the production of base metal ceramic capacitors in order to reduce our dependence on palladium. We have invested $475 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities. In order to continually reduce the cost of production, since 1976, our strategy has included the transfer of more labor intensive manufacturing processes to such areas as El Salvador, Northern Ireland, Malaysia, Mexico, the Czech Republic and China.

Globally Coordinating our Marketing and Manufacturing Facilities. Our 24 manufacturing facilities are located in 12 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their supply requirements. We assign a global customer account executive to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 92% of our net sales and connectors accounted for approximately 8% of our net sales in fiscal 2002. Financial information concerning our passive components, connectors and research and development segments is set forth in our consolidated financial statements in this Form 10-K.

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment during the past three fiscal years of approximately $448 million primarily to increase our capacitor manufacturing capacity and lower the cost of production. We believe that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of surface-mount and leaded ceramic and tantalum capacitors accounted for approximately 45% of our passive component net sales in fiscal 2002.

Our family of passive components also includes film capacitors, ferrites, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The sale of these products accounted for approximately 5% of passive component net sales in fiscal 2002.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 27% of passive component net sales in fiscal 2002.

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component products in certain territories outside of Japan. Our distribution and sale of certain Kyocera products broaden our range of products and further facilitate our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera electronic components we sell include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 23% of passive component net sales in fiscal 2002.

Connectors

We also manufacture high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, military and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in backpanel and card edge assemblies. Approximately 36% of connector net sales in fiscal 2002 consist of connectors manufactured by Kyocera.

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

Approximately 35%, 29%, 35% and 1% of our net sales for fiscal 2002 were to customers in North America, Europe, Asia and Other, respectively. Financial information relating to geographic operations is set forth in our consolidated financial statements in this Form 10-K. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis and independent electronic component distributors. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of distribution channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our OEM customers include OY Nokia AB., Motorola Inc., Lucent Technologies, L.M. Ericsson Telefonaktiebolaget, Nortel Networks, Sagem SA, Samsung Co. Limited and Siemens AG in the telecommunications industry; International Business Machines Corporation, Compaq Computer Corp., Seagate Technology International, Apple Computer, Inc., Acer Incorporated and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, General Motors Corp., Mannesmann VDO AG, Valco SA and Magneti Marelli S.p.A. in the automotive industry; and Medtronic, Inc., St. Jude Medical and Guidant Corporation in the medical industry. Sales are also made to large CEM customers, such as Solectron Corporation, Celestica, Inc., Flextronics International, Jabil Circuit, Inc. and Sanmina Corporation, and independent electronic component distributors, such as Avnet, Arrow, Future Electronics and TTI. Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products. During the fiscal year ended March 31, 2002, Nokia accounted for 13.5% of net sales. No one customer accounted for more than 10% of sales in fiscal 2000 and 2001. Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary significantly from one period to the next.

We had a backlog of orders of approximately $636 million at March 31, 2000, $389 million at March 31, 2001 and $155 million at March 31, 2002. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. Backlog fluctuates year to year due in part to the changes in customer inventory levels, order patterns and the product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since certain orders are placed and delivered within the same period.

Research, Development and Engineering

Our emphasis on research and development is reflected by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our 60,000 square-foot facility in Myrtle Beach, South Carolina USA is dedicated entirely to pure research and development and provides centralized coordination of our global research and development efforts. We also maintain significant research and development staffs at our facilities in Northern Ireland, England, Israel and France.

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $51 million, $57 million and $43 million during fiscal 2000, 2001 and 2002, respectively.

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

Although the majority of our produced commodity related ceramic parts are currently manufactured using nickel, palladium is still used in the manufacture of certain ceramic capacitors. Palladium is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $280 to $1,090 per troy ounce during the last three years. The market price was $388 per troy ounce at March 31, 2002. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. Tantalum ore prices have fluctuated in a range of $25 to $240 per pound during the last three years. The market price was approximately $30 per pound at March 31, 2002. The tantalum required to produce our products has generally been available in sufficient quantity. The limited number of tantalum powder suppliers and increased demand have, however, led to higher prices.

Competition

We encounter strong competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, timely delivery and price. We believe we compete favorably on the basis of each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Erni Components Group.

Employees

As of March 31, 2002, we employed approximately 12,900 full time employees. Approximately 2,400 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,200 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

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

Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company as of June 21, 2002:

Name	Age	Position
John S. Gilbertson	58	Chief Executive Officer, President and Chief Operating Officer
C. Marshall Jackson	53	Executive Vice President of Sales and Marketing
Carl L. Eggerding	52	Vice President, Chief Technology Officer
John L. Mann	59	Vice President of Quality
Kurt P. Cummings	46	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	46	Vice President of Sales and Marketing -Asia
Alan Gordon	53	Vice President of Sales and Marketing - Europe
Roberto E. Salazar	47	Vice President of Latin American Operations
Don Byers	63	Vice President of Specialty Division
Keith Thomas	47	Vice President of Kyocera Developed Products

John S. Gilbertson. Chief Executive Officer since July 2001. President since July 1997. Chief Operating Officer of the Company from April 1994 until July 2001 and a member of the Board since January 1990. Executive Vice President from April 1992 to July 1997, Senior Vice President from September 1990 to March 1992 and employed by the Company since 1981. Director of Kyocera since June 1995. Managing Director of Kyocera since June 1999.

C. Marshall Jackson. Executive Vice President of Sales and Marketing since July 2000. Senior Vice President of Sales and Marketing from 1994 to July 2000. Vice President of Sales and Marketing from 1990 to 1994. Mr. Jackson has held various sales, marketing and operational positions since joining the Company in 1969.

Carl L. Eggerding. Vice President, Chief Technology Officer since July 2000. Vice President of Technology from July 1997 to July 2000. Employed by the Company since April 1996. Prior to April 1996, employed by IBM as Director of Development for Organic Packaging Technology.

John L. Mann. Vice President of Quality of the Company since May 1986. Corporate Director of Quality from March 1984 until May 1986.

Kurt P. Cummings. Vice President, Chief Financial Officer, and Treasurer of the Company since August 2000. Secretary of the Company since July 1997. Corporate Controller of the Company from June 1992 to August 2000. Prior to June 1992, Partner with Deloitte & Touche LLP.

S. M. Chan. Vice President of Sales and Marketing - Asia since April 1994. Director of Marketing of AVX from April 1992 until March 1994. Employed by AVX since October 1990.

Alan Gordon. Vice President of Sales and Marketing - Europe since February 1993. Director of Marketing of AVX from January 1991 until February 1993. Employed by the Company since January 1991.

Roberto E. Salazar. Vice President of Latin American Operations since 1997. General Manager of El Salvador Operations from 1980 until 1993. Business manager for the Company's Radial Conformed Coated Devices with worldwide responsibility since 1986.

Don Byers. Vice President of Specialty Division since July 2001. Divisional Vice President of the Specialty Division from 1998 until July 2001. Divisional Vice President of Surface Mount Products from 1994 to 1998. Employed by the Company since 1984.

Keith Thomas. Vice President of Kyocera Developed Products since July 2001. Divisional Vice President of Kyocera Products from 1992 until July 2001. Employed by the Company since 1980.

Item 2.	Properties

We conduct manufacturing operations throughout the world. All of our operations are certified to the ISO 9000 quality standard, a comprehensive set of quality system standards developed by the International Organization for Standardization. The majority of our facilities are also qualified under a more stringent QS 9000, a fundamental quality system for continuous improvement developed by the U.S. automotive industry.

Virtually all manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters - PC - CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse - PC - CP
Conway, SC	70,408	Owned	Manufacturing/Office - PC
Biddeford, ME	72,000	Owned	Manufacturing - PC
Colorado Springs, CO	15,000	Owned	Manufacturing - PC
El Paso, TX	35,616	Leased	Warehouse - PC - CP
Atlanta, GA	49,200	Leased	Office/Warehouse - PC - CP
Olean, NY	110,200	Owned	Manufacturing - PC
Raleigh, NC	206,000	Owned	Manufacturing/Warehouse - PC - CP
Sun Valley, CA	25,000	Leased	Manufacturing - PC
OUTSIDE THE UNITED STATES Beaune, France	227,772	Leased	Manufacturing - PC
Marsannay, France	915	Leased	Warehouse - PC
Saint-Apollinaire, France	321,496	Leased	Manufacturing - PC
Seurre, France	134,316	Leased	Manufacturing - PC
Betzdorf, Germany	101,671	Owned	Manufacturing - CP
Chihuahua, Mexico	123,952	Owned	Manufacturing/Office - PC
Guadalajara, Mexico	20,000	Owned	Warehouse - PC - CP
Juarez, Mexico	84,000	Owned	Manufacturing/Office - PC - CP
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research - PC
Hong Kong	30,257	Owned	Warehouse - PC - CP
Jerusalem, Israel	100,420	Leased	Manufacturing/Research - PC
Rehovot, Israel	9,150	Leased	Research - PC
Lanskroun, Czech Republic	268,235	Leased	Manufacturing - PC
Lanskroun, Czech Republic	229,845	Owned	Manufacturing - PC
Uherske Hradiste, Czech Republic	148,000	Owned	Manufacturing - PC - CP
Uherske Hradiste, Czech Republic	37,000	Leased	Warehouse - PC - CP
Manaus, Brazil	78,500	Owned	Manufacturing - PC - CP
Newmarket, England	52,000	Leased	Manufacturing - CP
Paignton, England	128,000	Owned	Manufacturing/Research - PC
Paignton, England	12,000	Leased	Warehouse - PC
Penang, Malaysia	148,684	Owned	Manufacturing - PC
San Salvador, El Salvador	232,981	Owned	Manufacturing/Office - PC
Singapore	49,500	Leased	Manufacturing/Warehouse - PC - CP
Taipei, Taiwan	59,530	Owned	Manufacturing - PC
Taipei, Taiwan	16,013	Leased	Warehouse - PC

In addition to the foregoing, we own and lease a number of sales offices throughout the world.

Management believes that all of our property, plant and equipment is in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $172.4 million in fiscal 2000, $227.3 million in fiscal 2001 and $75.4 million in fiscal 2002.

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX." At May 24, 2002, there were approximately 525 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is in nominee or "street name" accounts through brokers. The following presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2002. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range
	2001		2002		Dividends Declared Per Share
	High	Low	High	Low	2001	2002
First quarter	$50.00	$20.50	$21.18	$15.75	$0.0350	$0.0375
Second Quarter	31.75	20.75	24.45	14.51	0.0350	0.0375
Third Quarter	29.88	15.13	24.15	15.40	0.0350	0.0375
Fourth Quarter	23.44	15.13	25.40	17.55	0.0375	0.0375

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

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2002. The selected consolidated financial data for the five fiscal years ended March 31, 2002 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Years Ended March 31,
	1998	1999	2000	2001	2002
Income Statement Data:
Net sales	$1,267,653	$1,245,473	$1,630,273	$2,608,113	$1,249,980
Cost of sales	970,216	1,078,064	1,289,743	1,634,297	1,146,662
Gross profit	297,437	167,409	340,530	973,816	103,318
Selling, general and administrative expenses	110,737	114,104	119,299	149,268	103,741
Restructuring charges	-	-	-	-	24,646
Profit (loss) from operations	186,700	53,305	221,231	824,548	(25,069)
Interest income	11,268	7,946	8,671	17,394	18,114
Interest expense	(1,921)	(2,228)	(1,868)	(2,320)	(1,851)
Other, net	1,377	1,719	4,092	1,638	1,800
Income (loss) before income taxes	197,424	60,742	232,126	841,260	(7,006)
Provision for income taxes	62,773	19,226	75,194	273,723	226
Net income (loss)	$134,651	$41,516	$156,932	$567,537	$(7,232)
Income (loss) per share:
Basic (1)	$0.76	$0.24	$0.90	$3.25	$(0.04)
Diluted (1)	$0.76	$0.24	$0.90	$3.22	$(0.04)
Weighted average common shares outstanding:
Basic (1)	176,219	174,132	173,424	174,754	174,684
Diluted (1)	176,560	174,167	174,977	176,469	174,684
Cash dividends declared per common share (1)	$0.123	$0.130	$0.135	$0.143	$0.150

	As of March 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$552,787	$471,253	$564,129	$1,011,753	$956,191
Total assets	1,048,653	1,058,040	1,308,331	1,885,098	1,691,599
Long-term debt	8,376	12,714	18,174	13,722	-
Stockholders' equity	850,884	830,641	982,021	1,505,034	1,476,035

	Years Ended March 31,
	1998	1999	2000	2001	2002
Other Data:
EBITDA(2)	$275,745	$149,752	$324,573	$962,046	$115,232
Capital expenditures	100,374	97,715	172,421	227,342	75,445
Research, development and engineering expenses	36,846	41,796	51,143	56,773	42,678

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

General

During the fourth quarter of fiscal 2001, customers began to experience a slow-down in the rate of growth in demand for their products and determined that they had accumulated excess passive component inventory. The utilization of the accumulated inventory and the decline in the worldwide economy, in particular, the impact on the telecommunication and data processing markets, have led to a significant decline in the demand for our products throughout fiscal 2002. During this period, the imbalance of the industry's production capacity and market demand has led to a decline in average selling prices for certain commodity related products. Reduced selling prices and low production levels have led to lower operating margins. In reaction to the slow down in demand, the Company has significantly reduced its labor force and operating costs. During fiscal 2002, the Company recorded $60.1 million of restructuring and special charges as part of its cost reduction initiative. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with expected demand.

The Company continues to invest in new products and improvements to the production processes and is committed to investing in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We believe this philosophy will enable us to capitalize on improved market conditions and provide shareholder value.

The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

	Years Ended March 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	62.7	91.7
Gross profit	20.9	37.3	8.3
Selling, general and administrative expenses	7.3	5.7	8.3
Income (loss) before income taxes	14.2	32.3	(0.6)
Net income (loss)	9.6	21.8	(0.6)

Outlook

Near-Term:

Although the information available to us regarding our numerous customers' inventory levels is limited, we believe the passive component inventories at electronic distributors, CEMs and OEMs was dramatically reduced during fiscal 2002. The near-term results for the Company will depend on the growth in the economy and the resulting expansion of the telecommunication, information technology hardware, automobile and other electronic markets. Our expectation is that, as these markets resume growth, our unit volumes will increase, but the continued imbalance in demand and capacity in the near-term may lead to lower average selling prices for certain commodity related products. Higher sales volume and the resulting through put in the factories will reduce average production costs, but lower sales prices may mitigate a portion of the benefit.

The majority of our commodity related ceramic capacitors are currently manufactured using nickel. The Company continues to use palladium metal in the manufacture of certain ceramic capacitors. The palladium market has experienced dramatic price volatility over the past several years. The Company continues to offset the cost of palladium through conversion to the use of base metals. We believe that our programs will continue to reduce, but not entirely eliminate, our use of palladium in the future. Due to the sudden and significant decrease in product demand and our ongoing conversion to nickel, palladium inventory levels have exceeded our forecasted quantity requirements. Accordingly, a portion of our palladium inventory was written down to net realizable value during fiscal 2002. Future declines in palladium market prices will have an adverse effect on the carrying value of the remaining excess palladium inventory.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. The market for tantalum powder, which has historically been stable, experienced supply shortages and price volatility during fiscal 2001. During fiscal 2001, in order to reduce the risk of interruption of supply, the Company entered into a long-term fixed contract for the supply of a portion of our anticipated annual material requirement (see Note 12 to the consolidated financial statements elsewhere herein). Prices under the contract exceed current market prices for tantalum powder. If the forecasted tantalum capacitor demand does not develop or if average capacitor selling prices decline, the tantalum powder purchase commitment could lead to write-offs of excess materials and adjustments to net realizable values.

Long-Term:

We continue to be optimistic for opportunities of long-term growth and profitability beginning in the second half of fiscal 2003 due to: (a) the continued increase as a long-term trend in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Net sales for the year ended March 31, 2002 decreased 52.1% to $1,250.0 million from $2,608.1 million for the year ended March 31, 2001. Passive components sales during the year decreased 52.9% to $1,148.1 million, while connector sales declined 40.1% to $101.9 million. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow-down in the demand for their products in early 2001 which resulted in excess passive component inventory in the industry-wide supply chain. The decline in sales was also a result of lower selling prices for certain commodity related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. Geographically, compared to the same period last year, sales in all regions had significant declines. The decrease in demand had a greater effect on domestic sales as customers continue to shift production capability to Asia. Accordingly, sales in North America decreased from 43% of total sales for fiscal 2001 to 35% of total sales for fiscal 2002.

Gross profit for the year ended March 31, 2002 decreased 89.4% to $103.3 million (8.3% of net sales) from $973.8 million (37.3% of net sales) for the year ended March 31, 2001. Despite a reduction in operating expenses, reduced sales, reduced selling prices and lower manufacturing volumes (resulting in reduced cost absorption) negatively impacted gross profit in dollar terms and as a percentage of sales. In addition, higher costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $32.5 million, primarily relating to inventory write-downs for precious metals, obsolete raw materials and finished goods. The inventory charges are a result of excess quantities on hand due to the sudden and significant decrease in demand and reductions in the net realizable value of such inventory. We currently do not anticipate the inventory subject to the charges will be used at a later date based upon foreseeable demand. The Company continues to focus on improvements in our manufacturing processes and shifting production to low labor cost areas such as Eastern Europe and the Far East. As part of the Company's cost reduction programs, we have shifted the majority of our production of commodity related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

During the year ended March 31, 2002, the Company recorded $24.6 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $11.1 million for employee severance and benefit costs and $13.5 million for passive component manufacturing and warehousing facility consolidations.

Selling, general and administrative expenses for the year ended March 31, 2002 were $103.7 million (8.3% of net sales), compared with $149.3 million (5.7% of net sales) for the year ended March 31, 2001. The decline in selling, general and administrative expenses, in absolute terms, is primarily due to lower sales commissions to independent manufacturers' representatives ($19.6 million), the reduction in administrative staff headcount and operating expenses ($16.5 million), and lower research and development costs ($4.5 million). The expenses for the year ended March 31, 2002 include a $3.0 million special charge for doubtful customers' receivables. The economic environment led to the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $42.7 million and $56.8 million in fiscal 2002 and 2001, respectively. These costs are reflected in both cost of sales and selling, general and administrative expenses on the income statement. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

As a result of the above factors, the loss from operations for the year ended March 31, 2002 was $(25.1) million compared to a profit of $824.5 million for the year ended March 31, 2001.

For the reasons set forth above, higher income tax expenses due to the nondeductability of losses for certain European operations offset in part by higher interest income on invested cash, the net loss for the year ended March 31, 2002 was $(7.2) million compared to net income of $567.5 million for the year ended March 31, 2001.

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

Gross profit for the year ended March 31, 2001 increased 186.0% to $973.8 million (37.3% of net sales) from $340.5 million (20.9% of net sales) for the year ended March 31, 2000. The improvement in gross profit in dollar terms and as a percentage of sales can be attributed to the favorable pricing environment. Gross profit was also positively impacted by sales of a richer mix of product that traditionally have higher selling prices and margin. Gross profit continued to be negatively impacted by the cost of palladium, currently a raw material used in the manufacture of certain multi-layer ceramic capacitors. The price we paid for palladium purchased during the year ended March 31, 2001 exceeded the price we paid for an equivalent amount purchased during the prior year by approximately $64.1 million. The Company continued to focus on improvements in our manufacturing processes and shifting production to low labor cost areas such as Eastern Europe and the Far East. As part of the Company's cost reduction programs, we have shifted the majority of our production of commodity related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

Selling, general and administrative expenses for the year ended March 31, 2001 were $149.3 million (5.7% of net sales), compared with $119.3 million (7.3% of net sales) for the year ended March 31, 2000. The decline in selling, general and administrative expenses, as a percentage of sales, was a result of higher sales. The increase in selling general and administrative expenses was mainly attributable to higher sales commissions ($14.5 million increase). Other contributing factors included increases in research and development costs, charitable contributions, goodwill amortization and various selling and administrative costs.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $56.8 million and $51.1 million in fiscal 2001 and 2000, respectively. These costs are presented in both cost of sales and selling, general and administrative expenses on the income statement. The costs were incurred as we continued to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our liquidity requirements through internally generated funds. As of March 31, 2002, we had a current ratio of 5.91 to 1, $681.5 million of cash, cash equivalents and long-term investments, $1,476.0 million of stockholders' equity and an insignificant amount of debt.

Net cash from operating activities was $178.2 million for the year ended March 31, 2000, $584.8 million for the year ended March 31, 2001 and $302.2 million for the year ended March 31, 2002.

Purchases of property and equipment were $172.4 million in fiscal 2000, $227.3 million in fiscal 2001 and $75.4 million in fiscal 2002. These expenditures related to expanding the production capabilities of the passive component and connector product lines, as well as the implementation of lower cost manufacturing processes. The carrying value for our equipment reflects the fact that depreciation expense for machinery and equipment is generally computed using the accelerated double-declining balance method. We continue to add additional capacity for advanced and specialty products and expect to incur capital expenditures at or near fiscal 2002 levels during fiscal 2003.

During fiscal 1998, we purchased a 41% interest in the research and development company, Electro-Chemical Research Ltd. (ECR). We made a further investment of $2.2 million in May 2000 for an additional 10% interest in ECR. We currently own 57% of ECR's outstanding shares. ECR has developed and patented a technology for high capacity electrical storage devices.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed German deutsche marks, French francs and Euros under various bank agreements. At March 31, 2002, outstanding balances under such agreements totaled $15.3 million. These borrowings have been used for regional working capital requirements and to repay other outstanding obligations.

In fiscal 2000, 2001 and 2002 dividends of $23.0 million, $24.5 million and $26.2 million, respectively, were paid to stockholders.

Pursuant to a previously authorized stock repurchase program, we were authorized to purchase up to 4,406,700 shares of our common stock. We purchased 3,858,200 shares at a cost of $31.7 million during fiscal 1999 and purchased 548,500 shares at a cost of $14.6 million during fiscal 2001. On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5 million additional shares of our common stock from time to time in the open market. Under this program we purchased 581,200 shares at a cost of $10.3 million during fiscal 2002. The repurchased shares are held as treasury stock and are available for general corporate purposes.

We have established reserves for our projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of the years ended March 31, 2000, 2001 or 2002.

Based on our financial condition as of March 31, 2002, we believe that cash on hand and expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any dividends and any stock repurchases during the next year. Refer to Note 12 to the Company's consolidated financial statements elsewhere herein for additional commitment information. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the policies below as critical to our business operations and the understanding of our results of operations. Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.

Revenue Recognition

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company ships products to customers based upon firm orders. Revenue is recognized upon transfer of title of the products and assessment of collectability. Certain sales to distributors are under terms that allow the Company to grant price protection to such distributors for actual sales at prices below anticipated sales prices. A portion of sales is made to distributors under agreements allowing limited rights of return within a six-month period. The Company provides an allowance for distributor adjustments based on historical experience and managements' estimates of the potential impact of the economic climate. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

Accounts Receivable

We report provisions for distributors' adjustments as a reduction in revenue and provisions for bad debts as a component of selling expenses. We review specific accounts for collectability based upon circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based upon historical billing adjustments and write-offs. These estimates are based upon historical discounts, concessions, bad debts, customer concentrations, changes in customer creditworthiness and current economic trends. During fiscal 2002, the Company recognized a $3.0 million special charge for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory costs include material, labor and manufacturing overhead. The valuation of inventory requires the Company to estimate net realizable value. The Company writes down its inventory for estimated obsolescence or the lesser of cost or market value.

During the year ended March 31, 2002, the Company recorded a $22.4 million charge for the write down of palladium. Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is purchased in the form of palladium sponge or ingot. Due to the sudden and significant decrease in demand and the ongoing conversion to base metal production, palladium inventory levels exceeded our foreseeable demand. Future declines in palladium prices will have an adverse effect on the carrying value of our remaining excess raw material inventory.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. A portion of our annual material requirement is purchased under long-term fixed contracts at prices that are subject to periodic adjustment. If forecasted demand does not develop or average capacitor selling prices decline, the purchase commitments could lead to write-offs of excess materials and adjustments to net realizable values.

Property and Equipment and Other Assets

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

Long-lived assets, including fixed assets and goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of discounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the discounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Restructuring

During fiscal 2002, we recorded charges in connection with restructuring and facility consolidations. See Note 4 to our consolidated financial statements for further discussion. At the date we approve a restructuring plan and satisfy other required criteria, we establish a liability for the estimated costs associated with that restructuring plan. Until the plan activities are completed, the actual cost may differ from our estimate. We use judgments and information available to us at the date of the financial statements to reevaluate our initial estimate of the plan costs. If circumstances change and our previous estimates are no longer accurate, we adjust the reserve with a corresponding increase or decrease to current period earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The Company must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. With any establishment of a valuation allowance, or increases to the allowance in a period, an expense is recorded within the tax provision in the consolidated statement of income.

The Company has recorded valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets will be recoverable.

Contingencies

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations. Regarding sites identified by the EPA at which remediation is required, the Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites. Based upon information known to the Company concerning the size of these sites, their years of operation and the number of past users, management believes that it has adequate reserves with respect to these matters.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued and amended Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 for the quarter ended June 30, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial condition.

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

The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002. The application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income before taxes of $5.6 million for fiscal 2003. Our preliminary transitional test of the impairment of goodwill does not lead us to believe there would be a resulting impairment charge. If facts and circumstances change and an impairment charge would be required, the resulting charge would be recorded during the six month transition period as a cumulative effect of a change in accounting principle. After the transition period, any potential future impairment would be recorded as part of profit from operations.

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

Relationship With Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of June 21, 2002, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 common shares, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. AVX did not receive any of the proceeds from the February 2000 offering.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in Note 14 to the Company's consolidated financial statements elsewhere herein. AVX also has established several ongoing arrangements with Kyocera and has executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the AVX Board of Directors. The Special Advisory Committee is comprised of the independent directors of AVX and is required to review and approve such agreements and any other significant transactions between AVX and Kyocera not covered by such agreements.

Products Supply and Distribution Agreement. Pursuant to the Products Supply and Distribution Agreement (the "Distribution Agreement") (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products in certain territories outside of Japan, and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan. The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

Disclosure and Option to License Agreement. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances. The expiration date of the License Agreement is March 31, 2005.

Materials Supply Agreement. Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will from time to time supply the other party with certain raw and semi-processed materials used in the manufacture of ceramic capacitors and other ceramic products. The Supply Agreement will expire on March 31, 2005.

Buzzer Assembly Agreement. Pursuant to the Buzzer Assembly Agreement (the "Buzzer Agreement"), AVX assembles certain electronic components for Kyocera in AVX's Juarez, Mexico facility. Kyocera pays AVX a fixed cost mutually agreed upon by the parties for each component assembled plus a profit margin. The Buzzer Agreement has automatic one-year renewals, subject to the right of either party to terminate upon six months written notice.

Machinery and Equipment Purchase Agreement. Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will from time to time design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electronic components. The Machinery Purchase Agreement will terminate on March 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency

Our European sales, which accounted for approximately 29% of fiscal 2002 sales, generally are denominated in local currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses have been immaterial during the periods presented.

Assuming a 10% hypothetical adverse change in all European currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss would have an estimated $6.4 million impact on income before income taxes.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $280 to $1,090 per troy ounce during the past three years. The market price was $388 per troy ounce at March 31, 2002. We have addressed our use of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. The majority of our produced commodity related ceramic capacitors are currently manufactured using nickel.

The Company accumulated palladium inventories during the prior fiscal year based upon customer forecasted demand. Due to the sudden and significant decrease in demand and the ongoing conversion to nickel, palladium inventory levels exceeded our forecasted quantity requirements. As a result, the Company recorded a write-down of excess raw material to net realizable value during fiscal 2002. Future declines in palladium prices will have an adverse effect on the carrying value of our remaining excess palladium inventory.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased under contracts through suppliers from various parts of the world at prices that are subject to periodic adjustment. A portion of our annual material requirement is purchased under long-term fixed contracts at prices that are subject to periodic adjustment. Tantalum ore prices have fluctuated in a range of $25 to $240 per pound during the last three years. The market price was approximately $30 per pound at March 31, 2002. If forecasted demand does not develop or if average capacitor selling prices decline, the purchase commitments could lead to write-offs of excess materials and adjustments to net realizable values.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented beginning on page 25 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Information with respect to Items 10, 11, 12 and 13 of Form 10-K will be set forth in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in June of 2002, which information is incorporated herein by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

	(b)	Reports on Form 8-K
None for the quarter ended March 31, 2002

	(c)	Exhibits:

Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

	*3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).
	*3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2001).
	*10.1	Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).
	*10.2	Amended Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-85561) of the Company).
	*10.3	Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).
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

	*10.6	Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
	*10.7	Amended AVX Nonqualified Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2001).
	*10.8	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1997).
	*10.9	AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).
	10.10	Employment Agreement between AVX Corporation and John S. Gilbertson
	21.1	Subsidiaries of the Registrant.
	23.1	Consent of PricewaterhouseCoopers LLP.
	24.1	Power of Attorney.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: June 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	June 21, 2002
*
Kazuo Inamori	Chairman Emeritus of the Board	June 21, 2002
*
Kensuke Itoh	Vice Chairman of the Board	June 21, 2002
*
John S. Gilbertson	Chief Executive Officer, President and Director	June 21, 2002
*
Yasuo Nishiguchi	Director	June 21, 2002
*
Carroll A. Campbell, Jr.	Director	June 21, 2002
*
Henry C. Lucas	Director	June 21, 2002
*
Richard Tressler	Director	June 21, 2002
*
Rodney N. Lanthorne	Director	June 21, 2002
*
Michihisa Yamamoto	Director	June 21, 2002
*
Masahiro Umemura	Director	June 21, 2002
*
Yuzo Yamamura	Director	June 21, 2002

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
 (in thousands, except per share data)

	March 31,
Assets	2001	2002
Current assets:
Cash and cash equivalents	$496,186	$601,910
Accounts receivable:
Trade	294,376	124,215
Affiliates	11,991	4,998
Inventories	486,613	354,618
Deferred income taxes	23,386	33,610
Prepaid and other	42,734	31,517
Total current assets	1,355,286	1,150,868

Long-term investments in securities	-	79,627

Property and equipment:
Land	14,897	19,741
Buildings and improvements	186,051	198,575
Machinery and equipment	899,140	963,999
Construction in progress	52,801	19,645
	1,152,889	1,201,960
Accumulated depreciation	(706,842)	(819,389)
	446,047	382,571
Goodwill, net	72,909	67,313
Other assets	10,856	11,220
Total Assets	$1,885,098	$1,691,599
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$10,817	$3,927
Current maturities of long-term debt	1,356	11,406
Accounts payable:
Trade	86,652	62,149
Affiliates	58,608	35,499
Income taxes payable	96,431	13,965
Accrued payroll and benefits	51,659	31,413
Accrued expenses	38,010	36,318
Total current liabilities	343,533	194,677
Long-term debt	13,722	-
Deferred income taxes	5,095	2,516
Other liabilities	17,714	18,371
Total Liabilities	380,064	215,564
Commitments and contingencies (Notes 12 and 16)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for 2001 and 2002, respectively
Additional paid-in capital	344,905	343,868
Retained earnings	1,218,308	1,184,875
Accumulated other comprehensive income (loss)	(36,937)	(29,177)
Common stock in treasury, at cost, 1,666 and 1,689 shares for 2001 and 2002, respectively	(23,006)	(25,295)
Total Stockholders' Equity	1,505,034	1,476,035
Total Liabilities and Stockholders' Equity	$1,885,098	$1,691,599

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Income
 (in thousands, except per share data)

	Years Ended March 31,
	2000	2001	2002
Net sales	$1,630,273	$2,608,113	$1,249,980
Cost of sales	1,289,743	1,634,297	1,146,662
Gross profit	340,530	973,816	103,318
Selling, general and administrative expenses	119,299	149,268	103,741
Restructuring charges	-	-	24,646
Profit (loss) from operations	221,231	824,548	(25,069)
Other income (expense):
Interest income	8,671	17,394	18,114
Interest expense	(1,868)	(2,320)	(1,851)
Other, net	4,092	1,638	1,800
Income (loss) before income taxes	232,126	841,260	(7,006)
Provision for income taxes	75,194	273,723	226
Net income (loss)	$156,932	$567,537	$(7,232)
Income (loss) per share:
Basic	$0.90	$3.25	$(0.04)
Diluted	$0.90	$3.22	$(0.04)
Weighted average common shares outstanding:
Basic	173,423.8	174,753.8	174,684.0
Diluted	174,976.8	176,469.2	174,684.0

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
 (in thousands)

	Common Stock					Accumulated
				Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 1999	172,510	$ 1,764	$(31,747)	$ 324,146	$ 541,267	$ (4,789)	$ 830,641
Net income					156,932		156,932	$156,932
Other comprehensive income (loss)						(9,989)	(9,989)	(9,989)
Dividends					(22,965)		(22,965)
Stock option activity	1,983		16,067	6,208			22,275
Tax benefit of stock option exercises				5,127			5,127

Balance, March 31, 2000	174,493	1,764	(15,680)	335,481	675,234	(14,778)	982,021	$146,943
Net income					567,537		567,537	$567,537
Other comprehensive income (loss)						(22,159)	(22,159)	(22,159)
Dividends					(24,463)		(24,463)
Stock option activity	757		7,263	1,660			8,923
Tax benefit of stock option exercises				7,764			7,764
Treasury stock purchased	(548)		(14,589)				(14,589)

Balance, March 31, 2001	174,702	1,764	(23,006)	344,905	1,218,308	(36,937)	1,505,034	$545,378
Net income (loss)					(7,232)		(7,232)	$ (7,232)
Other comprehensive income (loss)						7,760	7,760	7,760
Dividends					(26,201)		(26,201)
Stock option activity	558		8,003	(2,882)			5,121
Tax benefit of stock option exercises				1,845			1,845
Treasury stock purchased	(581)		(10,292)				(10,292)

Balance, March 31, 2002	174,679	$ 1,764	$(25,295)	$ 343,868	$1,184,875	$ (29,177)	$1,476,035	$ 528

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)

	Years Ended March 31,
	2000	2001	2002
Operating Activities:
Net income (loss)	$156,932	$567,537	$(7,232)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	99,250	135,860	138,501
Non-cash restructuring and special charges	-	-	44,295
Deferred income taxes	(395)	(2,116)	(12,803)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(95,790)	(69,266)	171,290
Inventories	(83,627)	(142,577)	96,435
Accounts payable and accrued expenses	70,955	13,944	(69,973)
Income taxes payable	30,743	68,955	(80,779)
Other assets and liabilities	112	12,448	22,425
Net cash from operating activities	178,180	584,785	302,159
Investing Activities:
Purchases of property and equipment	(172,421)	(227,342)	(75,445)
Business acquired, net of cash acquired	-	(1,870)	-
Purchase of investment securities	-	-	(79,627)
Other	(1,154)	(469)	(90)
Loans to investee	(2,055)	-	-
Net cash used in investing activities	(175,630)	(229,681)	(155,162)
Financing Activities:
Proceeds from issuance of debt	17,513	2,719	739
Repayment of debt	(16,239)	(5,078)	(10,388)
Dividends paid	(22,965)	(24,463)	(26,201)
Purchase of treasury stock	-	(14,589)	(10,292)
Exercise of stock options	22,275	7,990	5,022
Net cash from (used in) financing activities	584	(33,421)	(41,120)
Effect of exchange rate on cash	(586)	(1,151)	(153)
Increase (decrease) in cash and cash equivalents	2,548	320,532	105,724
Cash and cash equivalents at beginning of period	173,106	175,654	496,186
Cash and cash equivalents at end of period	$175,654	$496,186	$601,910

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

  Investments:

  Debt securities that AVX has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.

  Property and Equipment:

  Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements-10 to 31.5 years, and machinery and equipment-3 to 10 years. Depreciation expense was $94,972, $129,882 and $132,908 for the years ended March 31, 2000, 2001 and 2002, respectively.

  The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in income.

  Goodwill:

  Assets and liabilities related to business combinations accounted for as purchase transactions were recorded at their respective fair values on the dates of acquisition. Any excess of purchase price over such fair value ("Goodwill") is amortized on a straight-line basis over periods ranging from 5 to 40 years. The accumulated amortization as of March 31, 2001 and 2002 was $33,228 and $38,821, respectively. The carrying value of Goodwill is evaluated quarterly in relation to the operating performance and estimated future discounted cash flows of the related operating unit. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

  Income Taxes:

  Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized when it is considered more likely than not that the full benefit of such tax assets will not be realized. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. As of March 31, 2002, the amount of U.S. taxes on such undistributed earnings would have been approximately $93,742.

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

  Revenue Recognition and Accounts Receivable:

  All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company ships products to customers based upon firm orders. Shipping and handling costs are included in costs of products sold. Revenue is recognized upon transfer of title of the products and assessment of collectability. Certain sales to distributors are under terms that allow the Company to grant price protection to such distributors for actual sales at prices below anticipated sales prices. A portion of sales is made to distributors under agreements allowing limited rights of return within a six-month period. The Company provides an allowance for distributor adjustments based on historical experience.

  We report provisions for distributors' adjustments as a reduction in revenue and provisions for bad debts as a component of selling expenses. We review specific accounts for collectability based upon circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based upon historical billing adjustments and write-offs. These estimates are based upon historical discounts, concessions, bad debts, customer concentrations, customer creditworthiness and current economic trends. During fiscal 2002, the Company recognized a $3,000 special charge for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

  Grants:

  The Company receives employment and research grants from various non-US governmental agencies which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense.

  Use of Estimates:

  The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 2001 and 2002 and reported amounts of revenues and expenses for each of the three years in the period ended March 31, 2002. Actual results could differ from those estimates and assumptions.

  Research, Development and Engineering:

  Research, development and engineering expenses totaled approximately $51,143, $56,773 and $42,678 for the years ended March 31, 2000, 2001 and 2002, respectively, while research and development expenses included in these amounts totaled approximately $22,926, $26,114 and $21,181 for the years ended March 31, 2000, 2001 and 2002, respectively. Research and development expenditures are expensed when incurred.

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

  Treasury Stock:

  In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4,406,700 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 3,858,200 shares were purchased during the year ended March 31, 1999 and 548,500 shares were purchased during the year ended March 31, 2001, completing the program. In April 2001, the Company's Board of Directors approved a stock repurchase program whereby up to 5,000,000 additional shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 581,200 shares were purchased during the year ended March 31, 2002. As of March 31, 2002, the Company had in treasury 1,688,532 common shares at a cost of $25,295. The repurchased shares are held as treasury stock and are available for general corporate purposes.

  Commitments and Contingencies:

  Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

  New Accounting Standards:

  The Financial Accounting Standards Board has issued and amended Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 for the quarter ended June 30, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial condition.

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

  The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002. The application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income before taxes of $5,600 for fiscal 2003. Our preliminary transitional test of the impairment of goodwill does not lead us to believe there would be a resulting impairment charge. If facts and circumstances change and an impairment charge would be required, the resulting charge would be recorded during the six month transition period as a cumulative effect of a change in accounting principle. After the transition period, any potential future impairment would be recorded as part of profit from operations.

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

  The basic weighted average number of shares of common stock outstanding for the period were 173,423,754, 174,753,801 and 174,683,987 for the years ended March 31, 2000, 2001 and 2002, respectively.

  The diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the period were 174,976,840, 176,469,238 and 174,683,987 for the years ended March 31, 2000, 2001 and 2002, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

  Common stock equivalents not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock were 94,647 and 322,457 for the fiscal years ended March 31, 2001 and 2002, respectively. There were none in fiscal year 2000 because the average market price was higher than the exercise prices of all outstanding options. Common stock equivalents not included in the computation of diluted earnings per share because the effect would have been antidilutive were 1,264,405 for the year ended March 31, 2002.

  Comprehensive Income:

  Comprehensive income for the years ended March 31, 2000, 2001 and 2002, includes the following components:

	2000	2001	2002
Net income (loss)	$156,932	$567,537	$(7,232)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,989)	(22,159)	7,698
Foreign currency cash flow hedges	-	-	62
Comprehensive income	$146,943	$545,378	$528

  The accumulated balance of comprehensive income (loss), as of March 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Balance at beginning of period	$(4,789)	$(14,778)	$(36,937)
Foreign currency translation adjustment	(9,989)	(22,159)	7,698
Foreign currency cash flow hedges	-	-	62
Balance at end of period	$(14,778)	$(36,937)	$(29,177)

  Restructuring and Special Charges:

  The Company incurred $24,646 of restructuring expense for the year ended March 31, 2002. The restructuring costs included $11,146 for employee separations covering 6,100 production, technical, administrative and support employees in all geographic regions, and $13,500 relating to the consolidation of passive component manufacturing and warehousing operations in the United States and Europe. The costs include future purchase and lease commitments and the write-down to net realizable value of equipment and inventories.

  Since March 31, 2001, the Company has eliminated approximately 5,560 positions worldwide or 30% of the labor force. As of March 31, 2002, $4,720 of severance costs have been paid. The remaining accrual of $6,426 includes $1,130 of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid during the next fiscal year.

  The Company recorded special charges, in cost of goods sold, totaling $32,460 for the year ended March 31, 2002. Included in these costs were charges for excess and obsolete inventories, of which $22,410 related to precious metals and $10,050 related to other raw materials and finished goods. We currently do not anticipate that inventory subject to the provisions will be used at a later date based upon forecasted demand.

  Palladium, a precious metal used in the manufacture of a portion of our multi-layer ceramic capacitors, is purchased in the form of palladium sponge or ingot. The Company accumulated inventories during the prior fiscal year based upon customer forecasted demand. Due to the sudden and significant decrease in demand and the ongoing conversion to base metal production, inventory levels exceeded our forecasted quantity requirements. As a result, the Company recorded a write-down of excess raw material to net realizable value in the year ended March 31, 2002. The remaining raw materials and finished goods charges resulted from the reduced forecasted demand and obsolescence because of the base metal conversion programs.

  Included in selling, general and administrative expenses was a special charge of $3,000 for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

  Accounts Receivable:
Accounts receivable at March 31 consisted of:	2001	2002
Trade	$331,831	$167,914
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(37,455)	(43,699)
	$294,376	$124,215

  Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to returns, distributor adjustments and discounts are reported as deductions from revenue. The total combined charges which primarily relate to distributor adjustments were approximately $82,323, $72,531 and $97,748, and applications to such allowances were approximately $84,135, $65,974 and $91,513 for the years ended March 31, 2000, 2001 and 2002, respectively.

  Inventories:
Inventories at March 31 consisted of:	2001	2002
Finished goods	$168,318	$90,181
Work in process	115,894	88,715
Raw materials and supplies	202,401	175,722
	$486,613	$354,618
  Financial Instruments and Investments in Securities:

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of March 31, 2002, the Company believes that its credit risk exposure is not significant.

  As of March 31, 2002, all investments in debt securities and time deposits held by the Company were classified as long-term held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity (all greater than 1 year outstanding). The Company did not hold any long-term investments in securities as of March 31, 2001. Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31, 2002:

Due in 1 to 5 years	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$49,627	$-	$(204)	$49,423
Time deposits	30,000	-	-	30,000
	$79,627	$-	$(204)	$79,423

  The fair values were estimated based on quoted market prices or pricing models using current market rates.

  Debt:
Long-term debt at March 31 consisted of:	2001	2002
Euro loans at 3.80%-3.86% due through 2003	$15,078	$11,406
Less - current maturities	1,356	11,406
	$13,722	$-

  At March 31, 2002, current maturities of long-term debt consisted of a 10.0 million Euro loan and a 3.1 million Euro loan which had effective rates of 3.86% and 3.80%, respectively.

  Short-term bank debt at March 31, 2002, consisted of working capital bank facilities of 7.6 million Euros and 6.8 million Euros bearing interest at market rates (4.21% as of March 31, 2002).

  All of the debt mentioned above is unsecured. Interest paid totaled $1,322, $1,445 and $1,179 during the years ended March 31, 2000, 2001 and 2002, respectively.

  Income Taxes:

  For financial reporting purposes, after adjustments for certain corporate items, income (loss) before income taxes includes the following components:

	Years Ended March 31,
	2000	2001	2002
Domestic	$82,253	$377,738	$(27,485)
Foreign	149,873	463,522	20,479
	$232,126	$841,260	$(7,006)

  The provision (benefit) for income taxes consisted of:

	Years Ended March 31,
	2000	2001	2002
Current:
Federal/State	$34,259	$152,516	$(1,219)
Foreign	42,623	123,206	14,417
	76,882	275,722	13,198
Deferred:
Federal/State	(1,036)	2,566	(8,603)
Foreign	(652)	(4,565)	(4,369)
	(1,688)	(1,999)	(12,972)
	$75,194	$273,723	$226

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2001		2002
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,681	$--	$12,975	$--
Inventory reserves	4,106	--	8,301	--
Accrued expenses	9,599	--	12,334	--
Total Current	$23,386	$--	$33,610	$--

Non-current:
Property and equipment depreciation	$2,625	$6,409	$4,995	$8,332
Accrued expenses	588	1,932	(290)	726
Other	--	6,124	--	2,851
Foreign income tax loss carryforwards	28,200	--	33,974	--
	31,413	14,465	38,679	11,909
Valuation allowance	(22,043)	--	(29,286)	--
Total Non-current	$9,370	$14,465	$9,393	$11,909

  A reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2000	2001	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.5	1.7	(46.1)
Taxes at different tax rates on foreign earnings	(9.5)	(4.6)	62.3
Change in valuation allowance	4.7	(0.6)	(103.4)
Other, net	0.7	1.0	49.0
Effective tax rate	32.4%	32.5%	(3.2)%

  At March 31, 2002, certain of the Company's foreign subsidiaries in France, Germany, Malaysia and Taiwan had tax net operating loss carryforwards totaling approximately $100,131, most with no expiration date. Accordingly, the Company's valuation allowances relate to deferred tax assets which are the result of the loss carryforwards in these jurisdictions. There is greater likelihood of not realizing the future tax benefits of these net operating losses in France, Malaysia and Taiwan since these losses must be used to offset future taxable income of those subsidiaries and are not available to offset taxable income of other subsidiaries located in those countries. The valuation allowance decreased $5,415 during the year ended March 31, 2001 as a result of the utilization of certain net operating losses and increased $7,243 during the year ended March 31, 2002 as a result of increases in the net operating losses of the subsidiaries mentioned above.

  Income taxes paid totaled $44,785, $210,270 and $103,748 during the years ended March 31, 2000, 2001 and 2002, respectively.

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

  The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 2001 and 2002 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2001	2002	2001	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$21,471	$21,491	$61,476	$68,284
Service cost	313	333	1,451	1,647
Interest cost	1,548	1,563	3,926	3,861
Plan participants' contributions	-	-	798	647
Actuarial loss (gain)	132	630	3,254	(7,942)
Benefits paid	(1,973)	(1,477)	(1,732)	(2,742)
Amendments	-	120	-	-
Foreign currency exchange rate changes	-	-	(889)	(4,369)
Benefit obligation at end of year	21,491	22,660	68,284	59,386
Change in plan assets:
Fair value of plan assets at beginning of year	25,055	25,463	65,323	64,421
Actual return on assets	2,381	(409)	(1,070)	(4,761)
Employer contributions	-	-	1,314	1,232
Plan participants' contributions	-	-	798	647
Benefits paid	(1,973)	(1,477)	(1,732)	(2,742)
Foreign currency exchange rate changes	-	-	-	(4,032)
Other expenses	-	-	(212)	(148)
Fair value of plan assets at end of year	25,463	23,577	64,421	54,617
Funded status	3,972	917	(3,863)	(4,769)
Unrecognized actuary loss (gain)	(4,767)	(1,696)	4,187	4,647
Unrecognized prior service cost	130	218	320	251
Unrecognized transition obligation	22	-	13	-
Prepaid (accrued) benefit cost	$(643)	$(561)	$657	$129

  The Company's assumptions used in determining the pension assets (liabilities) shown were as follows:

March 31,
	2000	2001	2002
Assumptions:
Discount rates	6.25-7.5%	6.0-7.5%	6.0-7.3%
Increase in compensation	2.5-4.0%	2.5-4.0%	3.0-4.0%
Expected long-term rate of return on plan assets	8.0-9.0%	6.5-9.0%	7.0-9.0%

  Net pension cost related to these pension plans include the following components:

	Years Ended March 31,
	2000	2001	2002
Service cost	$1,921	$1,764	$1,980
Interest cost	4,926	5,474	5,424
Expected return on plan assets	(6,493)	(7,400)	(6,186)
Amortization of prior service cost	75	75	82
Amortization of transition obligation	42	43	22
Recognized actuarial loss (gain)	(144)	(234)	(126)
Net periodic pension cost (income)	$327	$(278)	$1,196

  The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were as follows.

	March 31,
	2001	2002
Projected benefit obligation	$23,281	$14,138
Accumulated benefit obligation	22,814	13,976
Fair value of plan assets	17,333	8,898

  Savings Plans:

  The Company sponsors retirement savings plans which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the years ended March 31, 2000, 2001 and 2002 were approximately $6,268, $7,213 and $6,165, respectively.

  The Company sponsors nonqualified deferred compensation programs which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2002, the market value of the trusts, $5,825, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to AVX's general creditors in the event of the Company's insolvency.

  Stock Based Compensation:

  The Company has two fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 500,000 shares of common stock. Under both plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options currently outstanding under the 1995 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan vest as to one third annually. The number of shares of common stock available for future issuance under both plans, consisting of options available to be granted and options currently outstanding, was 6,115,000 as of March 31, 2002.

  The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2002:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding - March 31, 1999	4,656,150	$10.60
Options granted	928,200	$ 8.24
Options exercised	(1,996,722)	$11.33
Options forfeited	(83,100)	$ 8.57
Unexercised options outstanding - March 31, 2000	3,504,528	$ 9.61
Options granted	1,367,500	$23.84
Options exercised	(757,234)	$10.51
Options forfeited	(64,400)	$11.46
Unexercised options outstanding - March 31, 2001	4,050,394	$14.22
Options granted	120,000	$22.23
Options exercised	(562,794)	$ 9.10
Options forfeited	(87,000)	$18.47
Unexercised options outstanding - March 31, 2002	3,520,600	$15.20
Price Range $15.44 to $29.30 (weighted average contractual life 8.4 years)	1,497,650	$22.23
Price Range $7.50 to $12.75 (weighted average contractual life 5.7 years)	2,022,950	$ 9.26
Exercisable options:
March 31, 2000	1,289,628	$11.07
March 31, 2001	1,458,594	$10.05
March 31, 2002	1,888,825	$12.31

  The calculated fair value at date of grant for each option granted during the years ended March 31, 2000, 2001 and 2002 was $3.39 to $7.39, $8.95 to $17.24 and $10.91, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31
	2000	2001	2002
Expected life (years)	5	5	4
Interest rate	6.26-6.6%	6.6%	6.6%
Volatility	45-50%	57-65%	60%
Dividend yield	.84-1.63%	.47-.82%	.92%

  If the estimated fair value of the options had been recognized as compensation expense over the vesting periods, income before income taxes would have been reduced by $4,144 ($3,526 after income taxes or $.02 per share), $5,921 ($5,199 after income taxes or $.03 per share) and $6,608 ($5,864 after income taxes or $.03 per share), for the years ended March 31, 2000, 2001 and 2002, respectively.

  Commitments and Contingencies:

  At March 31, 2002, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $13,348.

  The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2002, were as follows:

  Years Ended March 31,

2003	$7,160
2004	4,680
2005	4,234
2006	2,372
2007	2,006
Thereafter	4,504

  Rental expense for operating leases was $9,184, $8,333 and $7,773 for the years ended March 31, 2000, 2001 and 2002, respectively.

  During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. During the fiscal year ended March 31, 2002, the Company purchased $100,896 of material pursuant to the agreement. Estimated future commitments, calculated using the committed quantities and prices that were fixed for the first two years under the agreement, as of March 31, 2002 are as follows:

Years Ended March 31,
2003	$128,961
2004	64,130
2005	64,130
2006	48,097

  The Company from time to time enters into delivery contracts with selected suppliers for certain precious metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2002, the Company did not have any of these delivery contracts outstanding.

  Derivative Financial Instruments

  On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative depending on the designated type of hedge. The cumulative effect of the adoption of SFAS No. 133 as of April 1, 2001 was not material to the Company's consolidated financial statements.

  The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. The Company uses derivative instruments (forwards contracts) to hedge certain foreign currency exposures as part of the risk management strategy. The objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

  The Company primarily uses forward contracts, with maturities less than 3 months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Once the hedged transaction is recognized, the gain or loss is reclassified into earnings.

  Derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures. The foreign currency forward contracts that are not designated as hedges under SFAS No. 133 represent hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses.

  Foreign currency forward contracts, designated as cash flow hedges, effectiveness is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates.

  During fiscal 2002, the Company did not have any hedges for which all or a portion was deemed ineffective. In addition, during fiscal 2002, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  At March 31, 2001 and 2002, the Company had net outstanding foreign exchange contracts totaling $111,273 and $113,873, respectively. At March 31, 2002, the deferred gain, net of taxes, recognized in accumulated other comprehensive income was $62.

  Transactions With Affiliate:

  The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera.

  The Company entered into transactions with Kyocera as follows:

	Years Ended March 31,
	2000	2001	2002
Sales:
Product and equipment sales to affiliates	$20,743	$55,227	$36,256
Subcontracting activities	2,093	2,069	2,084
Commissions received	23	-	182
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	368,703	526,654	271,417
Commissions paid	325	243	118
Rent paid	1,192	1,243	1,194
Other:
Dividends paid	17,529	17,052	18,270

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

  The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. For determining segment assets, cash, accounts receivable and long-term investments, which are centrally managed, are not readily allocable to operating segments.

  The tables below present information about reported segments for the years ended March 31,

	2000	2001	2002
Net sales:
Passive components	$1,499,580	$2,437,902	$1,148,093
Connectors	130,693	170,211	101,887
Total	$1,630,273	$2,608,113	$1,249,980

Profit (loss) from operations:
Passive components	$240,647	$851,527	$13,809
Connectors	26,833	30,073	11,716
Research & development	(22,926)	(26,114)	(21,181)
Corporate administration	(23,323)	(30,938)	(29,413)
Total	$221,231	$824,548	$(25,069)

Depreciation:
Passive components	$87,302	$122,392	$124,927
Connectors	4,890	5,188	4,703
Research & development	2,253	2,092	2,337
Corporate administration	527	210	941
Total	$94,972	$129,882	$132,908

Assets:
Passive components	$722,592	$924,104	$721,359
Connectors	32,960	36,336	24,896
Research & development	14,198	16,059	17,092
Cash, A/R and L/T investments	430,533	802,553	810,750
Goodwill	72,495	72,909	67,313
Corporate administration	35,553	33,137	50,189
Total	$1,308,331	$1,885,098	$1,691,599

Capital expenditures:
Passive components	$163,669	$217,991	$65,880
Connectors	4,529	3,726	3,186
Research & development	4,223	5,625	6,379
Total	$172,421	$227,342	$75,445

  The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location. The Other category consists of Latin America and Israel.

	Years Ended March 31,
	2000	2001	2002
Net sales:
United States	$660,993	$1,112,093	$432,089
Europe	431,743	720,371	358,995
Asia	517,910	746,295	440,000
Other	19,627	29,354	18,896
Total	$1,630,273	$2,608,113	$1,249,980

Property, plant and equipment, net:
United States	$136,041	$145,367	$121,495
Europe	184,034	223,981	195,860
Asia	12,092	14,380	13,116
Other	40,640	62,319	52,100
Total	$372,807	$446,047	$382,571

  During the fiscal year ended March 31, 2002, Nokia accounted for 13.5% of net sales. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2000 and 2001.

  Environmental Matters and Contingencies:

  The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters. Such reserves for remediation, compliance and legal costs totaled $3,720 at March 31, 2002. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

  Acquisitions:

  During fiscal 1998, we invested $5.3 million for a 41% interest in the research and development company, Electro-Chemical Research Ltd. (ECR). The Company increased its holding 10% with an additional investment of $2.2 million in May 2000. We currently own 57% of ECR's outstanding shares. ECR has developed and patented a technology for high capacity electrical storage devices. Effective May 2000, the investment has been accounted for as a purchase and all of ECR's activities are included in the accompanying financial statements from that date. Minority interest in ECR has not been reflected in the consolidated financial statements since the minority owners are not obligated to provide additional capital to fund ECR's activities. The resulting goodwill totaling $7,504 is being amortized on a straight-line basis over 5 years.

  Summary of Quarterly Financial Information (Unaudited):

  Quarterly financial information for the years ended March 31, 2001 and 2002 is as follows:

	First Quarter			Second Quarter
	2001	2002		2001	2002
Net sales	$602,448	$365,081		$695,286	$305,533
Gross profit (loss)	212,590	71,158	*	267,387	(4,930)
Net income (loss)	120,436	29,449		156,171	(28,117)
Basic earnings (loss) per share	.69	.17		.89	(.16)
Diluted earnings (loss) per share	.68	.17		.89	(.16)

	Third Quarter		Fourth Quarter
	2001	2002	2001	2002
Net sales	$709,509	$304,281	$600,870	$275,085
Gross profit	278,460	21,493	215,379	15,597
Net income (loss)	166,084	(6,481)	124,846	(2,083)
Basic earnings (loss) per share	.95	(.04)	.71	(.01)
Diluted earnings (loss) per share	.94	(.04)	.71	(.01)

  *Amount was adjusted to reflect charges taken in the quarter that were subsequently reclassified as restructuring expense.

  Subsequent Events:

  Dividend Declared:

  On April 20, 2002, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2002, payable on May 13, 2002.

  Report of Independent Accountants

  To the Board of Directors and Stockholders of

  AVX Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  /S/ PRICEWATERHOUSECOOPERS LLP

  PricewaterhouseCoopers LLP

  Atlanta, Georgia

  May 3, 2002