Form 10-Q
period 2002-06-30
AVX CORP
filed 2002-08-14
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
TABLE OF CONTENTS

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at August 9, 2002 174,560,918

AVX CORPORATION
INDEX

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	June 30, 2002
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$601,910	$435,961
Accounts receivable:
Trade	124,215	128,749
Affiliates	4,998	6,811
Inventories	354,618	358,985
Deferred income taxes	33,610	33,559
Prepaid and other	31,517	38,607
Total current assets	1,150,868	1,002,672
Long-term investments in securities	79,627	255,059
Property and equipment:
Land	19,741	19,965
Buildings and improvements	198,575	207,253
Machinery and equipment	963,999	1,026,129
Construction in progress	19,645	17,595
	1,201,960	1,270,942
Accumulated depreciation	(819,389)	(886,360)
	382,571	384,582
Goodwill, net	67,313	68,003
Other assets	11,220	11,435
TOTAL ASSETS	$1,691,599	$1,721,751

Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,927	$8,835
Current maturities of long-term debt	11,406	6,874
Accounts payable:
Trade	62,149	53,255
Affiliates	35,499	43,456
Income taxes payable	13,965	6,134
Accrued payroll and benefits	31,413	33,591
Accrued expenses	36,318	34,311
Total current liabilities	194,677	186,456
Deferred income taxes	2,516	2,803
Other liabilities	18,371	18,012
TOTAL LIABILITIES	215,564	207,271

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2002 and June 2002	1,764	1,764
Additional paid-in capital	343,868	343,502
Retained earnings	1,184,875	1,179,632
Accumulated other comprehensive income (loss)	(29,177)	13,395
Common stock in treasury, at cost, 1,689 (March 2002) and 1,590 (June 2002) shares	(25,295)	(23,813)
TOTAL STOCKHOLDERS' EQUITY	1,476,035	1,514,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,691,599	$1,721,751

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months ended June 30,
	2001	2002

Net sales	$365,081	$294,879
Cost of sales	293,923	273,682
Gross profit	71,158	21,197
Selling, general and administrative expenses	28,948	23,038
Restructuring charges	3,706	-
Profit (loss) from operations	38,504	(1,841)
Other income (expense):
Interest income	5,615	4,455
Interest expense	(527)	(380)
Other, net	144	(138)
Income before income taxes	43,736	2,096
Provision for income taxes	14,287	786
Net income	$29,449	$1,310

Income per share:
Basic	$0.17	$0.01
Diluted	$0.17	$0.01

Dividends declared per share	$0.038	$0.038

Weighted average number of common shares outstanding:
Basic	174,801.3	174,740.3
Diluted	175,927.2	175,686.4

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,
	2001	2002
Operating Activities:
Net income	$29,449	$1,310
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,276	29,994
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	118,414	(2,479)
Inventories	53,492	7,517
Accounts payable and accrued expenses	(78,287)	(5,256)
Income taxes payable	(14,692)	(7,803)
Other assets and liabilities	12,848	412
Net cash from operating activities	154,500	23,695

Investing Activities:
Purchases of property and equipment	(30,861)	(8,057)
Purchase of investment securities	-	(175,432)
Other	-	(60)
Net cash used in investing activities	(30,861)	(183,549)

Financing Activities:
Repayment of debt	(20)	(5,427)
Proceeds from issuance of debt	267	4,360
Dividends paid	(6,562)	(6,553)
Exercise of stock options	1,703	925
Net cash used in financing activities	(4,612)	(6,695)

Effect of exchange rate changes on cash	(630)	600
Increase (decrease) in cash and cash equivalents	118,397	(165,949)
Cash and cash equivalents at beginning of period	496,186	601,910
Cash and cash equivalents at end of period	$614,583	$435,961

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

(dollars in thousands, except share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries (the "Company" or "AVX") include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) that are necessary to a fair presentation of the results for the interim periods shown. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2002.

Certain prior period amounts have been reclassified to conform to the current presentation.

New Accounting Standards:

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment reviews. Accordingly, the Company ceased amortizing goodwill effective April 1, 2002. The following table adjusts certain first quarter fiscal 2002 information as if the non-amortization provisions of SFAS 142 had been required at that time:

	Net income		Basic earnings per share		Diluted earnings per share
Three-months ended June 30,	2002	2001	2002	2001	2002	2001
As reported	$1,310	$29,449	$0.01	$0.17	$0.01	$0.17
Add back: Goodwill amortization	-	1,397	-	0.01	-	0.01
As adjusted	$1,310	$30,846	$0.01	$0.18	$0.01	$0.18

During the quarter ended June 30, 2002, the Company reviewed goodwill for impairment as required by SFAS 142 and determined there was no impairment of assets. Accordingly, the Company was not required to write down existing goodwill as of June 30, 2002. Aside from goodwill, the Company does not have a significant amount of intangible assets. The adoption of SFAS 141 did not have a material impact on the Company.

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company.

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	June 30,
	2002	2002
Trade	$167,914	$171,653
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(43,699)	(42,904)
	$124,215	$128,749

3. Inventories:

Inventories consisted of:

	March 31,	June 30,
	2002	2002
Finished goods	$90,181	$85,093
Work in process	88,715	82,634
Raw materials and supplies	175,722	191,258
	$354,618	$358,985

4. Restructuring and Special Charges:

The Company recorded $60,141 of restructuring and special charges during the previous fiscal year ended March 31, 2002. The restructuring costs included $11,146, of which $3,706 was included in the quarter ended June 30, 2001, for employee separations covering 6,100 production, technical, administrative and support employees in the Americas and Europe. As of June 30, 2002, $5,432 of severance costs have been paid. The remaining accrual of $5,714 includes $995 of long-term payments to be paid under an early retirement program, while the balance is expected to be paid within the next twelve months.

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

6. Comprehensive Income:

Comprehensive income represents total non-shareowner changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components include net income and deferred gains and losses resulting from foreign currency translation and qualified foreign currency cash flow hedges.

Comprehensive income for the three months ended June 30, 2001 and 2002, includes the following components:

	Three Months ended June 30,
	2001	2002
Net income	$29,449	$1,310
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,946)	41,633
Foreign currency cash flow hedges	(201)	939
Comprehensive income	$26,302	$43,882

The accumulated balance of comprehensive income (loss), as of June 30, 2001 and 2002 is as follows:

	Three Months ended June 30,
	2001	2002
Balance at beginning of period	$(36,937)	$(29,177)
Foreign currency translation adjustment	(2,946)	41,633
Foreign currency cash flow hedges	(201)	939
Balance at end of period	$(40,084)	$13,395

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

	2001	2002
Basic weighted average shares outstanding	174,801,264	174,740,285
Diluted weighted average shares and potential common stock equivalents outstanding	175,927,230	175,686,449

Common stock equivalents not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares were 362,136 and 341,464 for the three months ended June 30, 2001 and 2002, respectively.

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

	2001	2002
Net sales:
Passive components	$338,284	$271,246
Connectors	26,797	23,633
Total	$365,081	$294,879
Operating profit (loss):
Passive components	$47,443	$4,441
Connectors	3,515	2,635
Research & development	(5,750)	(5,221)
Corporate administration	(6,704)	(3,696)
Total	$38,504	$(1,841)

9. Subsequent Event:

On July 23, 2002, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2002, payable on August 16, 2002.

On July 29, 2002, the Company filed a complaint against Cabot Corporation ("Cabot") in the U.S. District Court for the Commonwealth of Massachusetts with respect to its existing supply agreement with Cabot for tantalum powder, ore and wire. The complaint filed by the company claims unfair and deceptive trade practices by Cabot, breach of contract and other related matters. The Company uses tantalum materials in the manufacture of tantalum capacitors. The Company seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorneys' fees.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

Net sales in the three months ended June 30, 2002 decreased 19.2% to $294.9 million from $365.1 million in the three months ended June 30, 2001. Passive component sales declined 19.8% from $338.3 million to $271.2 million, while connector sales declined 11.8% from $26.8 million to $23.6 million for the periods ended June 30, 2001 and 2002, respectively. The decline in sales was primarily a result of lower selling prices for certain commodity related products and the continuing trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for both segments was also attributable to the continued soft demand across all markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales as a percentage of total sales declined slightly in the Americas and 8.5% in Europe, offset by an increase of 8.8% in the Far East. This shift in geographic sales was due to the migration of customers' production to the Far East.

Gross Profit

Gross profit in the three months ended June 30, 2002 was 7.2% of net sales or $21.2 million compared to 19.5% of net sales or $71.2 million in the three months ended June 30, 2001. Despite a continued reduction in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices and higher raw material cost, particularly for tantalum powder.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2002 were $23.0 million (7.8% of net sales) compared with $28.9 million (7.9% of net sales) in the three months ended June 30, 2001. The decrease in selling, general and administrative expenses was a result of the cost savings measures initiated last year combined with decreased selling expenses resulting from lower sales.

Profit (Loss) from Operations

As a result of the above factors, the Company reported a loss from operations of $1.8 million in the three months ended June 30, 2002 compared to a profit from operations of $38.5 million in the three months ended June 30, 2001.

Net Income

Net income in the three months ended June 30, 2002 was $1.3 million compared to $29.4 million in the three months ended June 30, 2001. The decrease in net income was a result of the factors set forth above and lower interest income on invested cash due to lower interest rates. This decrease was partially offset by a $0.5 million one-time state tax refund, net of federal tax, resulting from a multiple year high technology investment tax credit received during the quarter ended June 30, 2002.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. As of June 30, 2002, we believe the industry's distribution channels and our customers have significantly reduced their passive component inventory accumulated during the year 2000. Despite this decrease in inventory, we expect the uncertainty in the global economy to lead to continued soft demand through at least the next quarter. We also expect a continued, but more modest, decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's supply capacity and end market demand. Reduced selling prices may continue to depress operating margins.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 2002, the Company had a current ratio of 5.4 to 1, $691.0 million of cash, cash equivalents and long-term investments, $1,514.5 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $23.7 million in the three months ended June 30, 2002 compared to $154.5 million in the three months ended June 30, 2001. The decrease in cash flow from operations was a result of lower net income and changes in net working capital.

Purchases of property and equipment were $8.1 million in the three-month period ended June 30, 2002 and $30.9 million in the three-month period ended June 30, 2001. Expenditures for the current fiscal year were primarily for expanding production capabilities of new advanced technology products and process improvements for the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed local currencies under various bank agreements.

Based on the financial condition of the Company as of June 30, 2002, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made in the next year. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at June 30, 2002 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2002.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report may contain "forward-looking" information within the meaning of the federal securities laws. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2003, overall volume and pricing trends, cost reduction strategies and their anticipated results, and expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2002, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company filed a complaint on July 29, 2002, against Cabot Corporation in the U.S. District Court for the Commonwealth of Massachusetts with respect to its existing supply agreement with Cabot for tantalum powder, ore and wire. The complaint filed by the Company claims unfair and deceptive trade practices by Cabot, breach of contract and other related matters. The Company uses tantalum materials in the manufacture of tantalum capacitors. The Company seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorneys' fees.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 23, 2002 for the purpose of electing four directors, ratifying an amendment to the AVX Corporation Non-Employee Directors' Stock Option Plan and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class III directors with terms expiring at the Annual Meeting in July of 2005 was approved with the following vote:

		Shares Voted "For"	Shares "Withheld"
Class III	Yasuo Nishiguchi	168,137,559	2,691,479
Class III	Masahiro Umemura	168,168,658	2,660,380
Class III	Yuzo Yamamura	168,168,658	2,660,380
Class III	Donald B. Christiansen	169,589,350	1,239,688

The following is a summary of directors who were not up for election and continue in office:

Class I	Kazuo Inamori
Class I	Kensuke Itoh
Class I	Benedict P. Rosen
Class I	Richard Tressler
Class II	John S. Gilbertson
Class II	Michihisa Yamamoto
Class II	Rodney N. Lanthorne
Class II	Carroll A. Campbell, Jr.

Proposal 2:

Ratification of an amendment to the AVX Corporation Non-Employee Directors' Stock Option Plan to increase the number of shares that may be issued under the Plan by an additional 150,000 shares was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
168,871,128	1,849,018	108,892

Proposal 3:

Ratification of appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants for fiscal 2003 was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
168,946,311	1,836,396	46,331

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
10.2	Non-Employee Directors' Stock Option Plan, as amended
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

AVX Corporation

by:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary