Form 10-Q
period 2002-09-30
AVX CORP
filed 2002-11-12
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
TABLE OF CONTENTS

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2002
Common Stock, par value $0.01 per share	174,091,918

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	September 30, 2002
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$601,910	$481,675
Accounts receivable:
Trade	124,215	129,754
Affiliates	4,998	5,363
Inventories	354,618	345,428
Deferred income taxes	33,610	33,738
Prepaid and other	31,517 ----------------	44,005 ----------------
Total current assets	1,150,868	1,039,963
Long-term investments in securities	79,627	235,658
Property and equipment:
Land	19,741	19,976
Buildings and improvements	198,575	213,473
Machinery and equipment	963,999	1,037,146
Construction in progress	19,645 ----------------	12,889 ----------------
	1,201,960	1,283,484
Accumulated depreciation	(819,389) ----------------	(922,100) ----------------
	382,571	361,384
Goodwill, net	67,313	68,148
Other assets	11,220 ----------------	10,996 ----------------
TOTAL ASSETS	$1,691,599 =========	$1,716,149 =========

Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,927	$12,258
Current maturities of long-term debt	11,406	6,842
Accounts payable:
Trade	62,149	57,982
Affiliates	35,499	41,669
Income taxes payable	13,965	2,362
Accrued payroll and benefits	31,413	35,372
Accrued expenses	36,318 ----------------	35,465 ----------------
Total current liabilities	194,677	191,950
Deferred income taxes	2,516	215
Other liabilities	18,371 ----------------	18,218 ----------------
TOTAL LIABILITIES	215,564 ----------------	210,383 ----------------

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; none issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2002 and September 2002	1,764	1,764
Additional paid-in capital	343,868	343,445
Retained earnings	1,184,875	1,174,074
Accumulated other comprehensive income (loss)	(29,177)	16,086
Common stock in treasury, at cost, 1,689 (March 2002) and 2,076 (September 2002) shares	(25,295) ----------------	(29,603) ----------------
TOTAL STOCKHOLDERS' EQUITY	1,476,035 ----------------	1,505,766 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,691,599 =========	$1,716,149 =========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months ended September 30,		Six Months ended September 30,
	2001 ---------------	2002 ------------------	2001 ------------------	2002 -----------------

Net sales	$305,533	$295,425	$670,614	$590,304
Cost of sales	310,463 --------------	272,853 --------------	604,386 --------------	546,535 --------------
Gross profit (loss)	(4,930)	22,572	66,228	43,769
Selling, general and administrative expenses	28,867	23,874	57,815	46,912
Restructuring expense	13,140 --------------	- --------------	16,846 --------------	- --------------
Profit (loss) from operations	(46,937)	(1,302)	(8,433)	(3,143)
Other income (expense):
Interest income	5,770	4,402	11,385	8,857
Interest expense	(541)	(358)	(1,068)	(738)
Other, net	534 --------------	115 --------------	678 --------------	(23) --------------
Income (loss) before income taxes	(41,174)	2,857	2,562	4,953
Provision (benefit) for income taxes	(13,057) --------------	1,863 --------------	1,230 --------------	2,649 --------------
Net income (loss)	$(28,117) ========	$994 ========	$1,332 ========	$2,304 ========

Income (loss) per share:
Basic	$(0.16)	$0.01	$0.01	$0.01
Diluted	$(0.16) --------------	$0.01 --------------	$0.01 --------------	$0.01 --------------

Dividends declared per share	$0.038 --------------	$0.038 --------------	$0.075 --------------	$0.075 --------------

Weighted average number of common shares outstanding:
Basic	174,914.3	174,562.7	174,858.1	174,651.0
Diluted	174,914.3	174,901.9	176,022.7	175,332.8

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended September 30,
	2001 ------------	2002 ------------
Operating Activities:
Net income	$1,332	$2,304
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	67,755	60,781
Non-cash restructuring and special charges	43,695	-
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	140,598	2,588
Inventories	70,775	23,671
Accounts payable and accrued expenses	(61,383)	(1,257)
Income taxes payable	(60,090)	(11,572)
Other assets and liabilities	22,606 --------------	(8,801) -------------
Net cash from operating activities	225,288	67,714

Investing Activities:
Purchases of property and equipment	(51,379)	(16,458)
Purchase of long-term financial instruments	-	(156,030)
Other	- --------------	(120) -------------
Net cash used in investing activities	(51,379)	(172,608)

Financing Activities:
Repayment of debt	(1,145)	(6,539)
Proceeds from issuance of debt	739	8,583
Dividends paid	(13,116)	(13,105)
Purchase of treasury stock	(7,381)	(5,985)
Exercise of stock options	2,721 --------------	1,041 -------------
Net cash used in financing activities	(18,182) --------------	(16,005) -------------
Effect of exchange rate changes on cash	3,160 --------------	664 -------------
Increase (decrease) in cash and cash equivalents	158,887	(120,235)
Cash and cash equivalents at beginning of period	496,186 --------------	601,910 -------------
Cash and cash equivalents at end of period	$655,073 =========	$481,675 =========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or "the Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheet, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2003 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards:

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to periodic impairment reviews. Accordingly, the Company ceased amortizing goodwill effective April 1, 2002. The following table adjusts certain second quarter fiscal 2002 information as if the non-amortization provisions of SFAS 142 had been required at that time:

	Net income (loss)		Basic earnings per share		Diluted earnings per share
Three-months ended September 30,	2001 ----------	2002 ---------	2001 --------	2002 --------	2001 --------	2002 --------
As reported	$ (28,117)	$ 994	$ (0.16)	$ 0.01	$(0.16)	$ 0.01
Add back: Goodwill amortization	1,397 ---------	- ---------	0.01 --------	- --------	0.01 --------	- --------
As adjusted	$ (26,720) ======	$ 994 ======	$ (0.15) =====	$ 0.01 =====	$(0.15) =====	$ 0.01 =====

	Net income		Basic earnings per share		Diluted earnings per share
Six-months ended September 30,	2001 -----------	2002 ---------	2001 --------	2002 --------	2001 --------	2002 --------
As reported	$ 1,332	$ 2,304	$ 0.01	$ 0.01	$ 0.01	$ 0.01
Add back: Goodwill amortization	2,794 ---------	- ---------	0.02 --------	- --------	0.02 --------	- --------
As adjusted	$ 4,126 ======	$ 2,304 ======	$ 0.03 =====	$ 0.01 =====	$ 0.03 =====	$ 0.01 =====

During the quarter ended September 30, 2002, the Company reviewed goodwill for impairment as required by SFAS 142 and determined there was no impairment of assets. Accordingly, the Company was not required to write down existing goodwill as of September 30, 2002. Aside from goodwill, the Company does not have a significant amount of intangible assets. The adoption of SFAS 141 did not have a material impact on the Company.

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company.

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	September 30,
	2002 -----------	2002 -----------
Trade	$167,914	$169,542
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(43,699) -----------	(39,788) -----------
	$124,215 =======	$129,754 =======

3. Inventories:

Inventories consisted of:

	March 31,	September 30,
	2002 -----------	2002 -----------
Finished goods	$90,181	$88,907
Work in process	88,715	91,262
Raw materials and supplies	175,722 -----------	165,259 -----------
	$354,618 =======	$345,428 =======

4. Restructuring and Special Charges:

The Company recorded $60,141 of restructuring and special charges during the previous fiscal year ended March 31, 2002. The restructuring costs included $11,146, of which $1,140 was included in the quarter ended September 30, 2001, for employee separations covering 6,100 production, technical, administrative and support employees in all geographic regions. As of September 30, 2002, $5,593 of severance costs have been paid. The remaining accrual of $5,553 includes $920 of long-term payments to be paid under an early retirement program, while the balance is expected to be paid within the next twelve months.

Included in the $60,141 of restructuring and special charges was a write-down to net realizable value of $22,410 for a portion of the Company's palladium inventory due to a sudden and significant decrease in product demand. In accordance with generally accepted accounting principles, the Company has continued to adjust this palladium inventory to net realizable value as market prices declined. As a result of increased demand for components using palladium, the Company will be using this excess palladium inventory in production. Therefore, the Company will no longer record the effects of market price reductions on palladium. The palladium inventory will be used in production at its current raw material cost.

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

6. Comprehensive Income (Loss):

Comprehensive income (loss) represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income and deferred gains and losses resulting from foreign currency translation and qualified foreign currency cash flow hedges.

Comprehensive income (loss) for the three and six months ended September 30, 2001 and 2002, includes the following components:

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Net income (loss)	$(28,117)	$994	$1,332	$2,304
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16,498	3,802	13,552	45,435
Foreign currency cash flow hedges	(74) -----------	(1,111) -----------	(275) -----------	(172) -----------
Comprehensive income (loss)	$(11,693) =======	$3,685 =======	$14,609 =======	$47,567 =======

The accumulated balance of comprehensive income (loss), as of September 30, 2001 and 2002 is as follows:

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Balance at beginning of period	$(40,084)	$13,395	$(36,937)	$(29,177)
Foreign currency translation adjustment	16,498	3,802	13,552	45,435
Foreign currency cash flow hedges	(74) -----------	(1,111) -----------	(275) -----------	(172) -----------
Balance at end of period	$(23,660) =======	$16,086 =======	$(23,660) =======	$16,086 =======

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six months ended September 30, 2001 and 2002:

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Basic weighted average shares outstanding	174,914,300	174,562,672	174,858,091	174,650,993
Diluted weighted average shares and potential common stock equivalents outstanding	174,914,300	174,901,923	176,022,748	175,332,827

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were 313,067 and 1,663,377 for the three months ended September 30, 2001 and 2002, respectively, and 344,482 and 756,241 for the six months ended September 30, 2001 and 2002, respectively. Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 1,158,886 for the three months ended September 30, 2001.

8. Segment and Geographic Information:

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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and six months ended September 30, 2001 and 2002:

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Net sales:
Passive components	$277,911	$270,575	$616,195	$541,821
Connectors	27,622 -----------	24,850 -----------	54,419 -----------	48,483 -----------
Total	$305,533 =======	$295,425 =======	$670,614 =======	$590,304 =======

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Operating profit (loss):
Passive components	$(34,877)	$5,137	$12,566	$9,578
Connectors	3,618	3,062	7,133	5,697
Research & development	(5,309)	(5,457)	(11,059)	(10,678)
Corporate administration	(10,369) -----------	(4,044) -----------	(17,073) -----------	(7,740) -----------
Total	$(46,937) =======	$(1,302) =======	$(8,433) =======	$(3,143) =======

The following geographic data is based upon net sales generated by operations located within that geographic area for the three and six months ended September 30, 2001 and 2002:

	Three Months		Six Months
	2001 -----------	2002 -----------	2001 -----------	2002 -----------
Net sales:
Americas	$97,228	$113,677	$238,586	$226,726
Europe	89,115	77,066	206,872	147,240
Asia	119,190 -----------	104,682 -----------	225,156 -----------	216,338 -----------
Total	$305,533 =======	$295,425 =======	$670,614 =======	$590,304 =======

9. Subsequent Event:

On October 15, 2002, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2002, payable on November 15, 2002.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2003, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2002, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

Critical Accounting Policies

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is based upon the Company's consolidated financial statements and notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies that are critical to our business operations and understanding the Company's results of operations. Those policies can be found in Note 1 "Summary of Significant Accounting Policies" of the Company's Notes to the Consolidated Financial Statements and Item 7 "Critical Accounting Policies" in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

Net sales in the three months ended September 30, 2002 decreased 3.3% to $295.4 million from $305.5 million in the three months ended September 30, 2001. Passive component sales declined 2.6% to $270.6 million from $277.9 million, while connector sales declined 9.8% to $24.9 million from $27.6 million for the three month periods ended September 30, 2002 and 2001, respectively. The decline in sales was primarily a result of lower selling prices for certain commodity related products and the continuing trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for both segments was also attributable to the continued soft demand across all markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales as a percentage of total sales increased 7% in the Americas, offset by declines of 4% in Asia and 3% in Europe.

Gross Profit (Loss)

Gross profit (loss) in the three months ended September 30, 2002 was $22.6 million compared to ($4.9) million in the three months ended September 30, 2001. Gross profit for the three months ended September 30, 2001 was negatively impacted by special charges totaling $32.5 million. These charges related to inventory write-downs for precious metals, other raw materials and finished goods. Excluding the special charges incurred during the three months ended September 30, 2001, gross profit for the three months ended September 30, 2002 decreased $5.0 million compared to the same period last year. Gross profit as a percentage of net sales decreased to 7.6% from 9.0% for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001, excluding the special charges incurred during the three month period ended September 30, 2001. Despite a reduction in operating expenses, reduced sales, lower selling prices and increased raw material costs negatively impacted gross profit in dollar terms and as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2002 were $23.9 million compared with $28.9 million in the three months ended September 30, 2001. Selling, general and administrative expenses for the three months ended September 30, 2001 included a $3.0 million charge for customer receivables determined to be uncollectable. Excluding this charge, selling, general and administrative expenses for the three months ended September 30, 2001 were 8.5% of net sales compared to 8.1% for the three months ended September 30, 2002. The decrease in selling, general and administrative expenses in terms of dollars and as a percentage of sales was the result of the cost savings measures initiated last year combined with decreased selling expenses resulting from lower sales.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of ($1.3) million in the three months ended September 30, 2002 compared to a loss from operations of ($46.9) million in the three months ended September 30, 2001. The loss from operations for the three month period ended September 30, 2001 included restructuring costs of $13.1 million for facility consolidations and employee severance in addition to the $35.5 million of special charges discussed above.

Income Taxes

The effective tax rate for the three months ended September 30, 2002 increased to 65.2% from a tax benefit of 31.7% for the three months ended September 30, 2001. The increase in the effective tax rate was primarily due to the nonrecognition of tax benefits related to certain French net operating losses.

Net Income (Loss)

Net income in the three months ended September 30, 2002 was $1.0 million compared to net loss of ($28.1) million in the three months ended September 30, 2001. The increase in net income was a result of the factors set forth above partially offset by lower interest income on invested cash due to lower interest rates.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Net Sales

Net sales in the six months ended September 30, 2002 decreased 12.0% to $590.3 million from $670.6 million in the six months ended September 30, 2001. Passive component sales declined 12.1% to $541.8 million from $616.2 million, while connector sales declined 10.9% to $48.5 million from $54.4 million for the six month period ended September 30, 2002 compared to the six month period ended September 30, 2001. The decline in sales was primarily a result of lower selling prices for certain commodity related products and the continuing trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for both segments was also attributable to the continued soft demand across all markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales as a percentage of total sales increased 3% in the Americas and 2% in Asia, offset by a decrease of 5% in Europe.

Gross Profit

Gross profit in the six months ended September 30, 2002 decreased to $43.8 million from $66.2 million in the six months ended September 30, 2001. Gross profit for the six months ended September 30, 2001 was negatively impacted by special charges totaling $32.5 million. These charges related to inventory write-downs for precious metals, other raw materials and finished goods. Excluding the special charges incurred during the six months ended September 30, 2001, gross profit for the six months ended September 30, 2002 decreased $54.9 million compared to the same period last year. Gross profit as a percentage of net sales decreased to 7.4% for the six months ended September 30, 2002 compared to 14.7% for the six months ended September 30, 2001 excluding the special charges incurred during the six months ended September 30, 2001. Despite a reduction in operating expenses, reduced sales, lower selling prices and increased raw material costs negatively impacted gross profit in dollar terms and as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended September 30, 2002 were $46.9 million compared with $57.8 million in the six months ended September 30, 2001. Selling, general and administrative expenses for the six months ended September 30, 2001 included a $3.0 million special charge for customer receivables determined to be uncollectable. Excluding this charge, selling, general and administrative expenses for the six months ended September 30, 2001 was 8.2% of net sales compared to 7.9% for the six months ended September 30, 2002. The decline in selling, general and administrative expenses, in terms of dollars and as a percentage of sales, was due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of ($3.1) million in the six months ended September 30, 2002 compared to a loss from operations of ($8.4) million in the six months ended September 30, 2001. The loss from operations for the six month period ended September 30, 2001 includes restructuring costs of $16.8 million for facility consolidations and employee severance in addition to the $35.5 million of special charges discussed above.

Income Taxes

The effective tax rate for the six months ended September 30, 2002 increased to 53.5% from 48.0% for the six months ended September 30, 2001. The increase in the effective tax rate was primarily due to the nonrecognition of the tax benefits related to certain French net operating losses, partially offset by a $0.5 million one-time state tax refund, net of federal tax, resulting from a multiple year high technology investment tax credit received during the first quarter of the current fiscal year.

Net Income

Net income in the six months ended September 30, 2002 was $2.3 million compared to net income of $1.3 million in the six months ended September 30, 2001. The increase in net income was a result of the factors set forth above, partially offset by lower interest income on invested cash due to lower interest rates.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. As of September 30, 2002, we expect the uncertainty in the global economy to lead to continued soft demand through at least the next quarter. We also expect a continued, but more modest, decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's supply capacity and end market demand. Reduced selling prices may continue to depress operating margins.

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

The majority of the Company's commodity related ceramic capacitors are currently manufactured using nickel. The Company continues to use palladium metal in the manufacture of certain components. Due to a sudden and significant decrease in product demand and the Company's ongoing conversion to nickel, the Company wrote down a portion of its palladium inventory in September 2001 to net realizable value. In accordance with generally accepted accounting principles, the Company has continued to adjust this palladium inventory to net realizable value as market prices declined. As a result of increased demand for components using palladium, the Company will be using this excess palladium inventory in production. Therefore, the Company will no longer record the effects of market price reductions on palladium. The palladium inventory will be used in production at its current raw material cost.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of September 30, 2002, the Company had a current ratio of 5.4 to 1, $717.3 million of cash, cash equivalents and long-term cash investments, $1,505.8 million of stockholders' equity and an insignificant amount of long-term debt.

Net cash from operating activities was $67.7 million in the six months ended September 30, 2002 compared to $225.3 million in the six months ended September 30, 2001. The decrease in cash flow was a result of changes in net working capital, reduced depreciation and non-cash costs associated with the restructuring and special charges incurred during the six month period ended September 30, 2001 added back to net income for cash flow purposes.

Purchases of property and equipment were $16.5 million in the six-month period ended September 30, 2002 and $51.4 million in the six-month period ended September 30, 2001. Expenditures for both periods were primarily for expanding production capabilities and process improvements of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed local currencies under various bank agreements.

Based on the financial condition of the Company as of September 30, 2002, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made in the next year. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Additional information concerning the Company's material commitments and contingencies can be found in Notes 12 and 16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at September 30, 2002 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. There were no significant deficiencies or weaknesses, therefore there were no corrective actions taken.

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

See the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, for information concerning the Company's July 23, 2002 annual meeting of shareholders and actions taken at that meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K:
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2002

AVX CORPORATION

By:	/s/ Kurt P. Cummings ------------------------------
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary

CERTIFICATIONS

I, John S. Gilbertson, certify that:

  I have reviewed this quarterly report on Form 10-Q of AVX Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ John S. Gilbertson ------------------------------
John S. Gilbertson
Chief Executive Officer and
President

CERTIFICATIONS

I, Kurt P. Cummings, certify that:

  I have reviewed this quarterly report on Form 10-Q of AVX Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Kurt P. Cummings ------------------------------
Kurt P. Cummings
Vice President, Chief Financial Officer,
Treasurer and Secretary