Form 10-Q
period 2002-12-31
AVX CORP
filed 2003-02-13
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
TABLE OF CONTENTS

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2002.

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

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at February 12, 2003 173,931,418

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2002
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$601,910	$459,843
Accounts receivable:
Trade	124,215	127,109
Affiliates	4,998	3,827
Inventories	354,618	352,531
Deferred income taxes	33,610	38,747
Prepaid and other	31,517 -----------------	40,407 -----------------
Total current assets	1,150,868	1,022,464
Long-term investments in securities	79,627	247,345
Property and equipment:
Land	19,741	20,022
Buildings and improvements	198,575	216,483
Machinery and equipment	963,999	1,062,698
Construction in progress	19,645 -----------------	16,289 -----------------
	1,201,960	1,315,492
Accumulated depreciation	(819,389) -----------------	(968,395) -----------------
	382,571	347,097
Goodwill, net	67,313	68,424
Other assets	11,220 -----------------	19,723 -----------------
TOTAL ASSETS	$1,691,599 ==========	$1,705,053 ==========

Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,927	$2,297
Current maturities of long-term debt	11,406	1,027
Accounts payable:
Trade	62,149	66,495
Affiliates	35,499	39,687
Income taxes payable	13,965	6,216
Accrued payroll and benefits	31,413	34,700
Accrued expenses	36,318 -----------------	31,259 -----------------
Total current liabilities	194,677	181,681
Deferred income taxes	2,516	-
Other liabilities	18,371 -----------------	14,168 -----------------
TOTAL LIABILITIES	215,564 -----------------	195,849 -----------------

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; none issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2002 and December 2002	1,764	1,764
Additional paid-in capital	343,868	343,292
Retained earnings	1,184,875	1,166,860
Accumulated other comprehensive income (loss)	(29,177)	29,517
Common stock in treasury, at cost, 1,689 (March 2002) and 2,369 (December 2002) shares	(25,295) -----------------	(32,229) -----------------
TOTAL STOCKHOLDERS' EQUITY	1,476,035 -----------------	1,509,204 -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,691,599 ==========	$1,705,053 ==========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands, except per share data)

	Three Months ended December 31,		Nine Months ended December 31,
	2001 -----------------	2002 -----------------	2001 -----------------	2002 -----------------

Net sales	$304,281	$282,625	$974,895	$872,929
Cost of sales	282,788 ---------------	269,062 ---------------	887,174 ---------------	815,597 ---------------
Gross profit (loss)	21,493	13,563	87,721	57,332
Selling, general and administrative expenses	24,450	23,024	82,265	69,936
Restructuring expense	7,800 ---------------	- ---------------	24,646 ---------------	- ---------------
Profit (loss) from operations	(10,757)	(9,461)	(19,190)	(12,604)
Other income (expense):
Interest income	3,748	4,458	15,133	13,315
Interest expense	(490)	(265)	(1,558)	(1,003)
Other, net	1,014 ---------------	(573) ---------------	1,692 ---------------	(596) ---------------
Income (loss) before income taxes	(6,485)	(5,841)	(3,923)	(888)
Provision (benefit) for income taxes	(4) ---------------	(5,147) ---------------	1,226 ---------------	(2,498) ---------------
Net income (loss)	$(6,481) =========	$(694) =========	$(5,149) =========	$1,610 =========

Income (loss) per share:
Basic	$(0.04)	$0.00	$(0.03)	$0.01
Diluted	$(0.04) ---------------	$0.00 ---------------	$(0.03) ---------------	$0.01 ---------------

Dividends declared per share	$0.038 ---------------	$0.038 ---------------	$0.113 ---------------	$0.113 ---------------

Weighted average number of common shares outstanding:
Basic	174,470	174,088	174,728	174,463
Diluted	174,470	174,088	174,728	175,048

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended December 31,
	2001 -----------	2002 -----------

Operating Activities:
Net income (loss)	$(5,149)	$1,610
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	103,061	90,620
Non-cash restructuring and special charges	44,295	-
Deferred income taxes	(283)	-
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	171,069	12,139
Inventories	98,004	22,314
Accounts payable and accrued expenses	(71,725)	(544)
Income taxes payable	(76,829)	(24,165)
Other assets and liabilities	25,237 -------------	(10,643) -------------
Net cash from operating activities	287,680 -------------	91,331 -------------

Investing Activities:
Purchases of property and equipment	(65,776)	(25,623)
Purchase of long-term financial instruments	-	(167,994)
Other	(90) -------------	(180) -------------
Net cash used in investing activities	(65,866) -------------	(193,797) -------------

Financing Activities:
Repayment of debt	(7,940)	(21,824)
Proceeds from issuance of debt	739	8,583
Dividends paid	(19,660)	(19,625)
Purchase of treasury stock	(9,830)	(8,985)
Exercise of stock options	3,109 -------------	1,263 -------------
Net cash used in financing activities	(33,582) -------------	(40,588) -------------

Effect of exchange rate changes on cash	2,231 -------------	987 -------------
Increase (decrease) in cash and cash equivalents	190,463	(142,067)
Cash and cash equivalents at beginning of period	496,186 -------------	601,910 -------------
Cash and cash equivalents at end of period	$686,649 =========	$459,843 =========

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or "the Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements, other than the March 31, 2002 balance sheet, are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheet, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards:

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to periodic impairment reviews. In conjunction with the adoption of SFAS 142, the Company completed impairment tests of its goodwill and other intangible assets. Upon adoption, there was no material impact to the Company. In accordance with SFAS 142, the Company ceased amortizing goodwill effective April 1, 2002. The following table adjusts certain third quarter fiscal 2002 information as if the non-amortization provisions of SFAS 142 had been required at that time:

	Net income (loss) --------------------		Basic earnings per share --------------------		Diluted earnings per share --------------------
Three-months ended December 31,	2001 -----------	2002 -----------	2001 -----------	2002 -----------	2001 -----------	2002 -----------
As reported	$ (6,481)	$ (694)	$ (0.04)	$ -	$(0.04)	$ -
Add back: Goodwill amortization	1,397 ---------	- ---------	0.01 ---------	- ---------	0.01 ---------	- ---------
As adjusted	$ (5,084) ======	$ (694) ======	$ (0.03) ======	$ - ======	$(0.03) ======	$ - ======

	Net income (loss) --------------------		Basic earnings per share --------------------		Diluted earnings per share --------------------
Nine-months ended December 31,	2001 -----------	2002 -----------	2001 -----------	2002 -----------	2001 -----------	2002 -----------
As reported	$ (5,149)	$ 1,610	$(0.03)	$ 0.01	$(0.03)	$ 0.01
Add back: Goodwill amortization	4,191 ---------	- ---------	0.03 ---------	- ---------	0.03 ---------	- ---------
As adjusted	$ (958) ======	$ 1,610 ======	$ - ======	$ 0.01 ======	$ - ======	$ 0.01 ======

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which addresses financial reporting and accounting for business combinations. The adoption of SFAS 141 did not have a material impact on the Company.

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material impact on the Company.

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	December 31,
	2002 ------------	2002 ------------
Trade	$167,914	$162,751
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(43,699) ------------	(35,642) ------------
	$124,215 ========	$127,109 ========

3. Inventories:

Inventories consisted of:

	March 31,	December 31,
	2002 ------------	2002 ------------
Finished goods	$90,181	$88,700
Work in process	88,715	79,874
Raw materials and supplies	175,722 ------------	183,957 ------------
	$354,618 ========	$352,531 ========

4. Restructuring and Special Charges:

The Company recorded $60,141 of restructuring and special charges during the previous fiscal year ended March 31, 2002. The restructuring costs included $11,146, of which $6,300 was included in the quarter ended December 31, 2001, for employee separations covering 6,110 production, technical, administrative and support employees in all geographic regions. As of December 31, 2002, $9,168 of severance costs have been paid. The remaining accrual of $1,978 includes $920 of long-term payments to be paid under an early retirement program, while the balance is expected to be paid within the next twelve months.

Included in the $60,141 of restructuring and special charges was a write-down to net realizable value of $22,410 for a portion of the Company's palladium inventory due to a sudden and significant decrease in product demand. In accordance with generally accepted accounting principles, the Company adjusted this palladium inventory to net realizable value as market prices declined. As a result of subsequent increased demand for components using palladium, the Company will be using this excess palladium inventory in production. Therefore, as of the second quarter of fiscal 2003, the Company no longer records the effects of market price reductions on palladium. The palladium inventory will be used in production at its current raw material cost.

5. Commitments and Contingencies:

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

During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. The carrying value of inventories and future purchase commitments may be subject to adjustment depending upon market conditions and prices for the Company's related products.

6. Comprehensive Income (Loss):

Comprehensive income (loss) represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss) and deferred gains and losses resulting from foreign currency translation and qualified foreign currency cash flow hedges.

Comprehensive income (loss) for the three and nine months ended December 31, 2001 and 2002, includes the following components:

	Three Months		Nine Months
	2001 ----------	2002 ----------	2001 ----------	2002 ----------
Net income (loss)	$(6,481)	$(694)	$(5,149)	$1,610
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,657)	12,609	11,895	58,044
Foreign currency cash flow hedges	(81) ------------	822 ------------	(356) ------------	650 ------------
Comprehensive income (loss)	$(8,219) ========	$12,737 ========	$6,390 ========	$60,304 ========

The accumulated balance of comprehensive income (loss) as of December 31, 2001 and 2002 is as follows:

	Three Months		Nine Months
	2001 ----------	2002 ----------	2001 ----------	2002 ----------
Balance at beginning of period	$(23,660)	$16,086	$(36,937)	$(29,177)
Foreign currency translation adjustment	(1,657)	12,609	11,895	58,044
Foreign currency cash flow hedges	(81) ------------	822 ------------	(356) ------------	650 ------------
Balance at end of period	$(25,398) ========	$29,517 ========	$(25,398) ========	$29,517 ========

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine months ended December 31, 2001 and 2002:

	Three Months		Nine Months
	2001	2002	2001	2002
Basic weighted average shares outstanding	174,470,217	174,088,250	174,728,329	174,462,766
Diluted weighted average shares and potential common stock equivalents outstanding	174,470,217	174,088,250	174,728,329	175,047,628

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were as follows:

	December 31,
	2001	2002
Three months ended	260,840	1,900,079
Nine months ended	317,693	1,017,732

Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 1,187,651 and 275,286 for the three months ended December 31, 2001 and 2002, respectively, and 1,269,102 for the nine months ended December 31, 2001.

8. Segment and Geographic Information:

The Company has three reportable operating segments: Passive Components, Connectors and Research and Development. The Company is organized, exclusive of Research and Development, on the basis of products, which are separated into six units. Five of the units, which manufacture or distribute ceramic, tantalum, film and power capacitors, ferrites and other passive devices, have been aggregated into the segment "Passive Components".

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three and nine months ended December 31, 2001 and 2002:

	Three Months		Nine Months
	2001 ----------	2002 ----------	2001 ----------	2002 ----------
Net sales:
Passive components	$278,484	$257,951	$894,679	$799,772
Connectors	25,797 -------------	24,674 ------------	80,216 ------------	73,157 ------------
Total	$304,281 ========	$282,625 ========	$974,895 ========	$872,929 ========

	Three Months		Nine Months
	2001 ----------	2002 ----------	2001 ----------	2002 ----------
Operating profit (loss):
Passive components	$(2,355)	$(3,225)	$10,211	$6,353
Connectors	3,415	2,459	10,548	8,156
Research & development	(5,128)	(5,281)	(16,187)	(15,959)
Corporate administration	(6,689) -------------	(3,414) -------------	(23,762) -------------	(11,154) -------------
Total	$(10,757) ========	$(9,461) ========	$(19,190) ========	$(12,604) ========

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and nine months ended December 31, 2001 and 2002:

	Three Months		Nine Months
	2001 ----------	2002 ----------	2001 ----------	2002 ----------
Net sales:
Americas	$106,310	$105,992	$344,900	$332,717
Europe	81,997	69,061	288,866	216,301
Asia	115,974 -------------	107,572 -------------	341,129 -------------	323,911 -------------
Total	$304,281 ========	$282,625 ========	$974,895 ========	$872,929 ========

9. Subsequent Event:

On February 4, 2003, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2002, payable on February 28, 2003.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2003, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2002, that could cause actual results to differ materially from those expressed in or implied by the information or statements.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Sales

Net sales in the three months ended December 31, 2002 decreased 7.1% to $282.6 million from $304.3 million in the three months ended December 31, 2001. Passive component sales declined 7.4% to $258.0 million from $278.5 million, while connector sales declined 4.4% to $24.7 million from $25.8 million for the three month periods ended December 31, 2002 and 2001, respectively. The decline in sales was primarily a result of lower selling prices for certain commodity related products and the continuing trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for both segments was also attributable to the continued soft demand across all markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales as a percentage of total sales increased 3% in the Americas, offset by declines of 3% in Europe and less than 1% in Asia.

Gross Profit (Loss)

Gross profit in the three months ended December 31, 2002 was $13.6 million compared to $21.5 million in the three months ended December 31, 2001. Gross profit for the three months ended December 31, 2001 was negatively impacted by special charges totaling $2.7 million. These charges related to costs associated with the Company's cost reduction programs and realignment of its manufacturing facilities. Excluding the special charges incurred during the three months ended December 31, 2001, gross profit for the three months ended December 31, 2002 decreased $10.6 million compared to the same period last year. Gross profit as a percentage of net sales decreased to 4.8% from 8.0% for the three month period ended December 31, 2002 compared to the three month period ended December 31, 2001, excluding the special charges incurred during the three month period ended December 31, 2001. Despite a reduction in operating expenses, reduced sales and lower selling prices negatively impacted gross profit in dollar terms and as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2002 were $23.0 million compared with $24.5 million in the three months ended December 31, 2001. Selling, general and administrative expenses for the three months ended December 31, 2001 were 8.0% of net sales compared to 8.1% for the three months ended December 31, 2002. The decrease in selling, general and administrative expenses in terms of dollars was the result of the cost savings measures initiated last year combined with decreased selling expenses resulting from lower sales.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of ($9.5) million in the three months ended December 31, 2002 compared to a loss from operations of ($10.8) million in the three months ended December 31, 2001. The loss from operations for the three month period ended December 31, 2001 included restructuring costs of $7.8 million for facility consolidations and employee severance in addition to the $2.7 million of special charges discussed above.

Income Taxes

The tax benefit of $5.1 million for the three months ended December 31, 2002 resulted from a $5.2 million favorable income tax adjustment related to year-to-date effective tax rate changes and the favorable resolution of certain tax matters during the quarter. The difference between the Federal statutory rate and the Company's effective tax rate, after adjustment for the above items, was primarily due to the nonrecognition of tax benefits related to certain French net operating losses.

Net Income (Loss)

Net income (loss) in the three months ended December 31, 2002 was ($0.7) million compared to net income (loss) of ($6.5) million in the three months ended December 31, 2001. The decrease in the net loss was a result of the factors set forth above and higher interest income on invested cash.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Net Sales

Net sales in the nine months ended December 31, 2002 decreased 10.5% to $872.9 million from $974.9 million in the nine months ended December 31, 2001. Passive component sales declined 10.6% to $799.8 million from $894.7 million, while connector sales declined 8.8% to $73.2 million from $80.2 million for the nine month period ended December 31, 2002 compared to the nine month period ended December 31, 2001. The decline in sales was primarily a result of lower selling prices for certain commodity related products and the continuing trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for both segments was also attributable to the continued soft demand across all markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales as a percentage of total sales increased 3% in the Americas and 2% in Asia, offset by a decrease of 5% in Europe.

Gross Profit

Gross profit in the nine months ended December 31, 2002 decreased to $57.3 million from $87.7 million in the nine months ended December 31, 2001. Gross profit for the nine months ended December 31, 2001 was negatively impacted by special charges totaling $35.2 million. These charges related to inventory write-downs for precious metals, other raw materials and finished goods. Excluding the special charges incurred during the nine months ended December 31, 2001, gross profit for the nine months ended December 31, 2002 decreased $65.5 million compared to the same period last year. Gross profit as a percentage of net sales decreased to 6.6% for the nine months ended December 31, 2002 compared to 12.6% for the nine months ended December 31, 2001 excluding the special charges incurred during the nine months ended December 31, 2001. Despite a reduction in operating expenses, reduced sales, lower selling prices and increased raw material costs negatively impacted gross profit in dollar terms and as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended December 31, 2002 were $69.9 million compared with $82.3 million in the nine months ended December 31, 2001. Selling, general and administrative expenses for the nine months ended December 31, 2001 included a $3.0 million special charge for customer receivables determined to be uncollectable. Excluding this charge, selling, general and administrative expenses for the nine months ended December 31, 2001 was 8.1% of net sales compared to 8.0% for the nine months ended December 31, 2002. The decline in selling, general and administrative expenses, in terms of dollars and as a percentage of sales, was due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of ($12.6) million in the nine months ended December 31, 2002 compared to a loss from operations of ($19.2) million in the nine months ended December 31, 2001. The loss from operations for the nine month period ended December 31, 2001 includes restructuring costs of $24.6 million for facility consolidations and employee severance in addition to the $38.2 million of special charges discussed above.

Income Taxes

The tax benefit of $2.5 million for the nine months ended December 31, 2002 includes $2.2 million from the favorable resolution of certain tax matters during the period and a $0.5 million one-time state tax refund, net of federal tax, resulting from a multiple year high technology investment tax credit received during the first quarter of the current fiscal year. The difference between the Federal statutory rate and the Company's effective tax rate, after adjustment for the above items, was primarily due to the nonrecognition of tax benefits related to certain French net operating losses.

Net Income (Loss)

Net income in the nine months ended December 31, 2002 was $1.6 million compared to net income (loss) of ($5.1) million in the nine months ended December 31, 2001. The increase in net income was a result of the factors set forth above, partially offset by lower interest income on invested cash due to lower interest rates.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. As of December 31, 2002, we expect the uncertainty in the global economy to lead to continued soft demand through at least the next quarter. We also expect a continued, but more modest, decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's supply capacity and end market demand. Reduced selling prices may continue to depress operating margins and may affect the carrying value of inventories and future purchase commitments.

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

The majority of the Company's commodity related ceramic capacitors are currently manufactured using nickel. The Company continues to use palladium metal in the manufacture of certain components. Due to a sudden and significant decrease in product demand and the Company's ongoing conversion to nickel, the Company wrote down a portion of its palladium inventory in September 2001 to net realizable value. In accordance with generally accepted accounting principles, the Company adjusted this palladium inventory to net realizable value as market prices declined. As a result of subsequent increased demand for components using palladium, the Company will be using this excess palladium inventory in production. Therefore, as of the second quarter of fiscal 2003, the Company will no longer record the effects of market price reductions on palladium. The palladium inventory will be used in production at its current raw material cost.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of December 31, 2002, the Company had a current ratio of 5.6 to 1, $707.2 million of cash, cash equivalents and long-term cash investments, $1,509.2 million of stockholders' equity and an insignificant amount of debt.

Net cash from operating activities was $91.3 million in the nine months ended December 31, 2002 compared to $287.7 million in the nine months ended December 31, 2001. The decrease in cash flow was a result of changes in net working capital, reduced depreciation and non-cash costs associated with the restructuring and special charges incurred during the nine month period ended December 31, 2001 added back to net income for cash flow purposes.

Purchases of property and equipment were $25.6 million in the nine-month period ended December 31, 2002 and $65.8 million in the nine-month period ended December 31, 2001. Expenditures for both periods were primarily for expanding production capabilities and process improvements of the passive component and connector product lines in North America, Europe and Asia.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed local currencies under various bank agreements.

Based on the financial condition of the Company as of December 31, 2002, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made in the next year. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Additional information concerning the Company's material commitments and contingencies can be found in Notes 12 and 16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans and employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. The Company plans to adopt the amended interim disclosure requirements during the quarter ending March 31, 2003 and anticipates that the adoption of the additional disclosure requirement will not have a significant impact on the results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at December 31, 2002 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2002.

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

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. There were no significant deficiencies or weaknesses; therefore, there were no corrective actions taken.
PART II:	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
10.1	AVX Corporation Non-Employee Directors Stock Option Plan as amended through February 4, 2003
10.2	AVX Corporation Deferred Compensation Plan for Eligible Board Members as amended through December 2, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K:
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003

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

Date: February 13, 2003	/s/ John S. Gilbertson
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

Date: February 13, 2003	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President, Chief Financial Officer,
Treasurer and Secretary