Form 10-Q/A
period 2002-12-31
AVX CORP
filed 2003-02-14
CIK 859163

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at February 12, 2003 173,931,418

Explanatory Note

This Amendment is filed in order to include in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the "Report"), certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company's initial filing of the Report, filed February 13, 2002, inadvertently included as Exhibits 99.1 and 99.2, certifications from a prior period. Exhibits 99.1 and 99.2 attached to this Amendment replace and supersede those exhibits as initially filed.

AVX CORPORATION

INDEX

		Page Number
PART II:	Other Information:
ITEM 6.	Exhibits and Reports on Form 8-K	4
Signatures		5
Certifications		6
Exhibits

PART II:	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
10.1 *	AVX Corporation Non-Employee Directors Stock Option Plan as amended through February 4, 2003
10.2 *	AVX Corporation Deferred Compensation Plan for Eligible Board Members as amended through December 2, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K:
None.

* Previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003

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

Date: February 14, 2003	/s/ John S. Gilbertson
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

Date: February 14, 2003	/s/ Kurt P. Cummings
Kurt P. Cummings Vice President, Chief Financial Officer, Treasurer and Secretary