Form 10-K
period 2003-03-31
AVX CORP
filed 2003-06-18
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

TABLE OF CONTENTS

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-7201

AVX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379007 (I.R.S. Employer Identification Number)
801 17th Avenue South Myrtle Beach, South Carolina (Address of principal executive offices)	29577 (Zip Code)
(843) 448-9411 (Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $.01 par value per share	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Based on the closing sales price of $8.66 on September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $454,753,210.

As of June 16, 2003, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 173,637,418 shares.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K certain information contained in the registrant's proxy statement for its 2003 annual meeting of shareholders scheduled to be held on July 22, 2003.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation ("the Company"), and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosure about Market Risk", or relating to the Company's outlook for fiscal 2004, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

PART I

Item 1. Business

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, ferrites, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder. We also manufacture and sell electronic connectors and distribute and sell certain electronic connectors manufactured by Kyocera.

Our customers are multi-national original equipment manufacturers, or OEMs, and contract equipment manufacturers, or CEMs (also referred to as electronic manufacturing service providers (EMSs)). We market our products through our own direct sales force, independent manufacturers' representatives and independent electronic component distributors, based upon market characteristics and demands. We coordinate our sales and marketing and manufacturing organization by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership. Our five principal research locations, the United States, Northern Ireland, England, Israel and France, participated in the introduction of approximately twelve new product areas and more than 100 new products during fiscal 2003. Our scientists are working continually with our customers to develop products that will assist them in achieving their design and production goals. Also, our engineers continue to improve the manufacturing processes for our existing products in order to expand performance, improve reliability and decrease the cost of production.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested $341 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, primarily with respect to the manufacture of ceramic and tantalum capacitors. In order to continually reduce the cost of production, our strategy has included the transfer of more labor intensive manufacturing processes to such areas as El Salvador, Malaysia, the Czech Republic and China.

Globally Coordinating our Marketing and Manufacturing Facilities. Our 24 manufacturing facilities are located in 13 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their supply requirements. We assign a global customer account executive to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 91% of our net sales in fiscal 2003, and connectors accounted for approximately 9% of our net sales in fiscal 2003. Financial information concerning our passive components, connectors and research and development segments is set forth in note 15 to the consolidated financial statements elsewhere in this Form 10-K.

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment during the past three fiscal years of approximately $317 million. We believe that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Our family of passive components also includes film capacitors, ferrites, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The net sales of these products accounted for approximately 54% of our passive component net sales in fiscal 2003.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 24% of passive component net sales in fiscal 2003.

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component products to certain customers and in certain territories outside of Japan. Kyocera has expanded its direct sales to Japanese OEMs throughout Asia and to certain other global manufacturers in China, as Kyocera and other Japanese manufacturers have expanded production outside of Japan. Our distribution and sale of certain Kyocera products broaden our range of products and further facilitate our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera electronic components we sell include ceramic capacitors, hybrids, oscillators, saw devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 22% of passive component net sales in fiscal 2003.

Connectors

We also manufacture high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, military and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading OEMs for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in backpanel and card edge assemblies. Approximately 56% of connector net sales in fiscal 2003 consist of connectors manufactured by Kyocera.

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

Approximately 37%, 25%, 37% and 1% of our net sales for fiscal 2003 were to customers in North America, Europe, Asia and Other regions, respectively. Financial information relating to geographic operations is set forth in note 15 to the consolidated financial statements elsewhere in this Form 10-K. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis and independent electronic component distributors. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of distribution channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our OEM customers include: OY Nokia AB., Motorola Inc., Alcatel, Lucent Technologies, L.M. Ericsson Telefonaktiebolaget, BenQ, UT Starcom, TCL, Nortel Networks, Sagem SA, Samsung Electronics Co., Ltd., Kyocera Wireless Corporation and Siemens AG in the telecommunications industry; International Business Machines Corporation, Hewlett Packard/Compaq Computer Corp., Seagate Technology International, Apple Computer, Inc., Acer Incorporated, Western Digital Corporation, Maxtor Corporation, Advanced Micro Devices, Cisco, Dell Computer, Sun Microsystems, Hua Wei and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, Conti-Temic, Autoliv, General Motors Corp., Mannesmann VDO AG, Valco SA, Visteon, Delphi Corporation, TRW, Lear Corporation and Magneti Marelli S.p.A. in the automotive industry; and Medtronic, Inc., St. Jude Medical and Guidant Corporation in the medical industry. Sales are also made to large CEM customers, such as Solectron Corporation, Celestica, Inc., Flextronics International, Hon Hai, Venture, Asustek, Jabil Circuit, Inc. and Sanmina-SCI Corporation, and independent electronic component distributors, such as Avnet, Arrow, Future Electronics and TTI.

Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal year ended March 31, 2003, no one customer accounted for more than 10% of sales.  Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary significantly from one period to the next.

We had a backlog of orders of approximately $389 million at March 31, 2001, $155 million at March 31, 2002 and $139 million at March 31, 2003. Orders may be canceled by a customer at any time, subject to cancellation charges under certain circumstances. Backlog fluctuates year to year due in part to the changes in customer inventory levels, order patterns and the product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

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

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $57 million, $43 million and $44 million during fiscal 2001, 2002 and 2003, respectively.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business. For discussion regarding our license arrangement with Kyocera, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Relationship With Kyocera and Related Transactions."

Raw Materials

Although most materials incorporated in our products are available from a number of sources, certain materials (particularly palladium and tantalum) are available only from a relatively limited number of suppliers.

Although the majority of our commodity-related ceramic parts are currently manufactured using nickel, palladium is still used in the manufacture of certain ceramic capacitors. Palladium is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $180 to $1,090 per troy ounce during the last three fiscal years. The market price was $183 per troy ounce at March 31, 2003. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. The use of palladium has been significantly reduced during the past three fiscal years.

Tantalum powder is a principal material used in the manufacture of tantalum capacitor products. This product is purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. Tantalum ore prices have fluctuated in a range of $20 to $240 per pound during the last three fiscal years. The market price was approximately $25 per pound at March 31, 2003. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum powder suppliers led to higher prices during periods of increased demand.

Competition

We encounter strong competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price. We believe we are competitive on the basis of each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Erni Components Group.

Employees

As of March 31, 2003, we employed approximately 12,800 full-time employees. Approximately 2,400 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,200 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

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

Company Information and Website

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.avxcorp.com, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). Copies are also available, without charge, from AVX Corporation, Investor Relations, P.O. Box 867, Myrtle Beach, SC 29578.

Executive Officers of the Registrant

The following table provides certain information regarding the executive officers of the Company as of May 30, 2003:

Name	Age	Position
John S. Gilbertson	59	Chief Executive Officer, President and Chief Operating Officer
C. Marshall Jackson	54	Executive Vice President of Sales and Marketing
Carl L. Eggerding	53	Vice President, Chief Technology Officer
John L. Mann	60	Vice President of Quality
Kurt P. Cummings	47	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	47	Vice President of Sales and Marketing -Asia
Alan Gordon	54	Vice President of Sales and Marketing - Europe
Roberto E. Salazar	48	Vice President of Latin American Operations
Don Byers	64	Vice President of Specialty Division
Keith Thomas	49	Vice President of Kyocera Developed Products

John S. Gilbertson. Chief Executive Officer since July 2001. President since July 1997. Chief Operating Officer from April 1994 until July 2001 and a member of the Board since January 1990. Executive Vice President from April 1992 to July 1997, Senior Vice President from September 1990 to March 1992 and employed by the Company since 1981. Managing Director of Kyocera since June 1999. Director of Kyocera since June 1995. Member of the Board of Directors of Kyocera International, Inc., a United States subsidiary of Kyocera, since July 2001.

C. Marshall Jackson. Executive Vice President of Sales and Marketing since July 2000. Senior Vice President of Sales and Marketing from 1994 to July 2000. Vice President of Sales and Marketing from 1990 to 1994. Various sales, marketing and operational positions with the Company since 1969.

Carl L. Eggerding. Vice President, Chief Technology Officer since July 2000. Vice President of Technology from July 1997 to July 2000. Employed by the Company since April 1996. Prior to April 1996, employed by IBM as Director of Development for Organic Packaging Technology.

John L. Mann. Vice President of Quality since May 1986. Corporate Director of Quality from March 1984 until May 1986.

Kurt P. Cummings. Vice President, Chief Financial Officer, and Treasurer since August 2000. Secretary since July 1997. Corporate Controller from June 1992 to August 2000. Prior to June 1992, Partner with Deloitte & Touche LLP.

S. M. Chan. Vice President of Sales and Marketing - Asia since April 1994. Director of Marketing from April 1992 until March 1994. Employed by the Company since October 1990.

Alan Gordon. Vice President of Sales and Marketing - Europe since February 1993. Director of Marketing from January 1991 until February 1993. Employed by the Company since January 1991.

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

Keith Thomas. Vice President of Kyocera Developed Products since July 2001. Divisional Vice President of Kyocera Developed Products from 1992 until July 2001. Employed by the Company since 1980.

Item 2.	Properties

We conduct manufacturing operations throughout the world. All of our operations are certified to the ISO 9000 quality standard, a set of fundamental quality system standards developed by the International Organization for Standardization. Some of our facilities are also qualified and registered under a more stringent QS 9000, a comprehensive quality system for continuous improvement developed by the U.S. automotive industry.

Virtually all manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters-PC-CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse-PC-CP
Conway, SC	70,408	Owned	Manufacturing/Office-PC
Biddeford, ME	72,000	Owned	Manufacturing-PC
Colorado Springs, CO	15,000	Owned	Manufacturing-PC
El Paso, TX	35,616	Leased	Warehouse-PC-CP
Atlanta, GA	49,200	Leased	Office/Warehouse-PC-CP
Olean, NY	110,200	Owned	Manufacturing-PC
Raleigh, NC	206,000	Owned	Manufacturing/Warehouse-PC-CP
Sun Valley, CA	25,000	Leased	Manufacturing-PC
OUTSIDE THE UNITED STATES Beaune, France	227,772	Leased	Manufacturing-PC
Saint-Apollinaire, France	321,496	Leased	Manufacturing-PC
Betzdorf, Germany	101,671	Owned	Manufacturing-CP
Chihuahua, Mexico	123,952	Owned	Manufacturing/Office-PC
Guadalajara, Mexico	20,000	Owned	Warehouse-PC-CP
Juarez, Mexico	84,000	Owned	Manufacturing/Office-PC-CP
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research-PC
Hong Kong	30,257	Owned	Warehouse-PC-CP
Jerusalem, Israel	100,420	Leased	Manufacturing/Research-PC
Lanskroun, Czech Republic	232,463	Leased	Manufacturing-PC
Lanskroun, Czech Republic	229,845	Owned	Manufacturing-PC
Uherske Hradiste, Czech Republic	148,000	Owned	Manufacturing-PC-CP
Uherske Hradiste, Czech Republic	76,000	Owned	Manufacturing-PC-CP
Uherske Hradiste, Czech Republic	37,000	Leased	Warehouse-PC-CP
Manaus, Brazil	78,500	Owned	Manufacturing-PC-CP
Newmarket, England	52,000	Leased	Manufacturing-CP
Paignton, England	128,000	Owned	Manufacturing/Research-PC
Paignton, England	12,000	Leased	Warehouse-PC
Penang, Malaysia	148,684	Owned	Manufacturing-PC
San Salvador, El Salvador	232,981	Owned	Manufacturing/Office-PC
Singapore	26,243	Leased	Manufacturing/Warehouse-PC-CP
Taipei, Taiwan	59,530	Owned	Manufacturing-PC
Taipei, Taiwan	16,013	Leased	Warehouse-PC
Tianjin, China	22,671	Leased	Manufacturing/Warehouse-PC

In addition to the foregoing, we own and lease a number of sales offices throughout the world.

We believe that all of our property, plant and equipment is in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $227.3 million in fiscal 2001, $75.4 million in fiscal 2002 and $38.3 million in fiscal 2003.

Item 3.	Legal Proceedings

The Company filed a complaint on July 29, 2002 against Cabot Corporation in U.S. District Court for the Commonwealth of Massachusetts with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire. Those claims are now pending in the Superior Court for the Commonwealth of Massachusetts. The Company claims unfair and deceptive trade practices by Cabot, breach of contract and other related matters. We seek, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorneys' fees (see note 12 to the consolidated financial statements elsewhere herein).

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX". At May 30, 2003, there were approximately 550 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is in nominee or "street name" accounts through brokers. The following presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2003. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2002		2003		Per Share
	High	Low	High	Low	2002	2003
First Quarter	$21.18	$15.75	$23.60	$16.33	$0.0375	$0.0375
Second Quarter	24.45	14.51	16.70	8.66	0.0375	0.0375
Third Quarter	24.15	15.40	13.22	7.31	0.0375	0.0375
Fourth Quarter	25.40	17.55	11.10	8.27	0.0375	0.0375

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2003. The selected consolidated financial data for the five fiscal years ended March 31, 2003 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	1999	2000	2001	2002	2003
Operating Results Data:
Net sales	$1,245,473	$1,630,273	$2,608,113	$1,249,980	$1,134,111
Cost of sales	1,078,064	1,289,743	1,634,297	1,146,662	1,067,939
Gross profit	167,409	340,530	973,816	103,318	66,172
Selling, general and administrative expenses	114,104	119,299	149,268	103,741	92,041
Restructuring charges	-	-	-	24,646	-
Profit (loss) from operations	53,305	221,231	824,548	(25,069)	(25,869)
Interest income	7,946	8,671	17,394	18,114	17,337
Interest expense	(2,228)	(1,868)	(2,320)	(1,851)	(1,255)
Other, net	1,719	4,092	1,638	1,800	(651)
Income (loss) before income taxes	60,742	232,126	841,260	(7,006)	(10,438)
Provision for income taxes	19,226	75,194	273,723	226	2,000
Net income (loss)	$41,516	$156,932	$567,537	$(7,232)	$(12,438)
Income (loss) per share:
Basic (1)	$0.24	$0.90	$3.25	$(0.04)	$(0.07)
Diluted (1)	$0.24	$0.90	$3.22	$(0.04)	$(0.07)
Weighted average common shares outstanding:
Basic (1)	174,132	173,424	174,754	174,684	174,325
Diluted (1)	174,167	174,977	176,469	174,684	174,325
Cash dividends declared per common share (1)	$0.130	$0.135	$0.143	$0.150	$0.150

	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital	$471,253	$564,129	$1,011,753	$956,191	$892,400
Total assets	1,058,040	1,308,331	1,885,098	1,691,599	1,700,513
Long-term debt	12,714	18,174	13,722	-	-
Stockholders' equity	830,641	982,021	1,505,034	1,476,035	1,463,156

	1999	2000	2001	2002	2003
Other Data:
Capital expenditures	$97,715	$172,421	$227,342	$75,445	$38,254
Research, development and engineering expenses	41,796	51,143	56,773	42,678	43,504

_____________

  Previously reported amounts have been restated for the effect of the June 1, 2000 2-for-1 common stock split effected in the form of a 100% stock dividend.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the fourth quarter of fiscal 2001, customers began to experience a slow-down in the rate of growth in demand for their products and determined that they had accumulated excess passive component inventory. The utilization of the accumulated inventory and the decline in the worldwide economy, in particular, the impact on the telecommunication and data processing markets, led to a significant decline in the demand for our products throughout fiscal 2002. Throughout fiscal 2003, we have experienced modest increases in unit demand in line with the end market demand for our customers' products, but average selling prices for our products have declined. During fiscal 2002 and 2003, the imbalance of the industry's production capacity and market demand has led to a decline in average selling prices for commodity-related products. Reduced selling prices, low production levels when compared to available production capacity, and higher raw material costs have led to lower operating margins. In reaction to the slow down in demand, we have significantly reduced our labor force and operating costs. During fiscal 2002 and 2003, we recorded $60.1 million and $3.0 million, respectively, of restructuring and special charges as part of our cost reduction initiatives. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with expected demand.

We continue to invest in new products and improvements to the production processes and are committed to investing in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We believe this philosophy will enable us to capitalize on improved market conditions and provide shareholder value.

The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

	Years Ended March 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.7	91.7	94.2
Gross profit	37.3	8.3	5.8
Selling, general and administrative expenses	5.7	8.3	8.1
Income (loss) before income taxes	32.3	(0.6)	(0.9)
Net income (loss)	21.8	(0.6)	(1.1)

Outlook

Near-Term:

Although the information available to us regarding our numerous customers' inventory levels is limited, we believe the passive component inventory at electronic distributors, CEMs and OEMs was dramatically reduced during fiscal 2002 and 2003 and are at levels that support current end demand. The near-term results for us will depend on the growth in the economy and the resulting expansion of the telecommunication, information technology hardware, automobile and other electronic markets, as well as resolution of certain geopolitical situations. Our expectation is that, as these markets resume growth, our unit volumes will increase, but the continued imbalance in demand and capacity in the near-term may continue to lead to lower average selling prices for commodity-related products. Higher sales volume, the resulting through put in our factories and ongoing restructuring and manufacturing realignment efforts will reduce average production costs, but lower sales prices may mitigate all or a portion of the benefit.

The majority of our commodity-related ceramic capacitors are currently manufactured using nickel. We continue to use palladium metal in the manufacture of certain ceramic capacitors. The palladium market has experienced dramatic price volatility over the past several years. We continue to offset the cost of palladium through conversion to the use of base metals. We believe that our programs will continue to reduce, but not entirely eliminate, our use of palladium in the future. In fiscal 2002, due to the sudden and significant decrease in product demand and our ongoing conversion to nickel, palladium inventory levels exceeded our forecasted quantity requirements. In accordance with generally accepted accounting principles, a portion of our palladium inventory was written down to net realizable value during fiscal 2002. In the second quarter of fiscal 2003, as a result of increased demand for components using palladium, forecasts indicated that we would be using the remaining balance of this excess palladium inventory in production. Accordingly, we no longer record the effects of market price reductions on palladium inventory. The palladium inventory will be used in production at its current raw material carrying cost.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. The market for tantalum powder, which has historically been stable, experienced supply shortages and price volatility during fiscal 2001. During fiscal 2001, in order to reduce the risk of interruption of supply, we entered into a long-term contract for the supply of a portion of our anticipated annual material requirement (see note 12 to the consolidated financial statements elsewhere herein). Prices under the contract exceed current market prices for tantalum powder. If forecasted demand does not develop or if average capacitor selling prices decline, the quantities on hand and purchase commitments could lead to write-downs of materials to net realizable values and adjustments to future purchase commitments.

For discussion of our pending litigation with Cabot Corporation regarding the existing tantalum supply agreement, see note 12 to the consolidated financial statements.

In addition, depending upon unit demand and component pricing, we may need to take additional restructuring actions which could lead to related charges.

Long-Term:

We continue to be optimistic for opportunities of long-term growth and profitability beginning in fiscal 2004 due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Net sales for the year ended March 31, 2003 decreased 9.3% to $1,134.1 million from $1,250.0 million for the year ended March 31, 2002. Passive components sales during the year decreased 9.9% to $1,034.0 million, while connector sales declined 1.8% to $100.1 million. The decline in sales was primarily due to continued downward pricing pressure resulting in lower selling prices for commodity-related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for passive components was also partially attributable to the continued soft demand across most markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales in all regions declined. The decrease in demand had a greater effect on European sales as customers continue to shift production capability to Asia. Regionally, sales in Europe, Asia and the Americas declined 19.5%, 5.4% and 4.7% to $289.9 million, $415.9 million and $428.3 million, respectively, in fiscal 2003 compared to fiscal 2002.

Gross profit for the year ended March 31, 2003 decreased 36.0% to $66.2 million (5.8% of net sales) from $103.3 million (8.3% of net sales) for the year ended March 31, 2002. Reductions in operating expenses and improved unit production were offset by reduced selling prices negatively impacting gross profit in dollar terms and as a percentage of sales. In addition, continued high costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $3.0 million, primarily relating to employee severance and benefit costs resulting from the closure of a European facility that was initiated during the previous fiscal year. For the year ended March 31, 2002, gross profit was impacted by special charges of $32.5 million, primarily relating to inventory write-downs for precious metals, obsolete raw materials and finished goods, and $24.6 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize operations. We continue to focus on improvements in our manufacturing processes and shifting production to lower labor-cost areas such as Eastern Europe and Asia. As part of our cost reduction programs, we have continued in our efforts to shift the majority of our production of commodity-related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

Selling, general and administrative expenses for the year ended March 31, 2003 were $92.0 million (8.1% of net sales), compared with $103.7 million (8.3% of net sales) for the year ended March 31, 2002. The expenses for the year ended March 31, 2002 include a $3.0 million special charge for doubtful customers' receivables. The decline in selling, general and administrative expense for fiscal 2003 is due to lower sales commissions to independent manufacturers' representatives, reductions in administrative staff headcount and operating expenses resulting from cost cutting measures initiated last year.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products, processes and technical innovations, were approximately $43.5 million and $42.7 million in fiscal 2003 and 2002, respectively. These costs are reflected in both cost of sales and selling, general and administrative expenses in the income statement. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

As a result of the above factors, the loss from operations for the year ended March 31, 2003 was $(25.9) million compared to a loss of $(25.1) million for the year ended March 31, 2002. As discussed above, the loss from operations included special charges of $3.0 million in fiscal 2003 compared to special charges and restructuring costs totaling $60.1 million in fiscal 2002.

Other income decreased $2.7 million to $15.4 million in fiscal 2003 compared to $18.1 million in the prior fiscal year. The decrease is due to lower interest income resulting from lower interest rates on invested cash and securities, partially offset by lower interest expense on lower debt.

Income tax expense of $2.0 million includes $2.4 million of tax adjustments resulting from the favorable resolution of certain tax matters and a one-time state tax refund related to a technology investment tax credit offset primarily by the non-recognition of tax benefits related to certain foreign net operating losses.

As a result of the factors discussed above, the net loss for the fiscal year ended March 31, 2003 was $(12.4) million compared to a net loss of $(7.2) million for the fiscal year ended March 31, 2002.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Net sales for the year ended March 31, 2002 decreased 52.1% to $1,250.0 million from $2,608.1 million for the year ended March 31, 2001. Passive components sales during the year decreased 52.9% to $1,148.1 million, while connector sales declined 40.1% to $101.9 million. The decrease in revenue for both segments was attributable to the softening in demand across all markets, particularly the telecommunications and information technology hardware industries. In addition, sales during the current period were also depressed as certain customers utilized their existing inventories in order to reduce quantities on hand. The majority of our customers experienced a significant slow-down in the demand for their products in early 2001 that resulted in excess passive component inventory in the industry-wide supply chain. The decline in sales was also a result of lower selling prices for commodity-related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. Geographically, compared to the same period last year, sales in all regions had significant declines. The decrease in demand had a greater effect on domestic sales as customers continue to shift production capability to Asia. Accordingly, sales in North America decreased from 43% of total sales for fiscal 2001 to 35% of total sales for fiscal 2002.

Gross profit for the year ended March 31, 2002 decreased 89.4% to $103.3 million (8.3% of net sales) from $973.8 million (37.3% of net sales) for the year ended March 31, 2001. Despite a reduction in operating expenses, reduced sales, reduced selling prices and lower manufacturing volumes (resulting in reduced cost absorption) negatively impacted gross profit in dollar terms and as a percentage of sales. In addition, higher costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $32.5 million, primarily relating to inventory write-downs for precious metals, obsolete raw materials and finished goods. The inventory charges were the result of excess quantities on hand due to the sudden and significant decrease in demand and reductions in the net realizable value of such inventory. We continued to focus on improvements in our manufacturing processes and shifting production to low labor cost areas such as Eastern Europe and the Far East. As part of our cost reduction programs, we shifted the majority of our production of commodity-related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

During the year ended March 31, 2002, we recorded $24.6 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize its operations in light of the economic downturn. The restructuring costs included $11.1 million for employee severance and benefit costs and $13.5 million for passive component manufacturing and warehousing facility consolidations.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our liquidity requirements through internally generated funds. As of March 31, 2003, we had a current ratio of 5.81 to 1, $715.5 million of cash, cash equivalents and long-term securities investments, $1,463.2 million of stockholders' equity and an insignificant amount of debt.

Net cash from operating activities was $122.4 million for the year ended March 31, 2003, $302.2 million for the year ended March 31, 2002 and $584.8 million for the year ended March 31, 2001.

Purchases of property and equipment were $38.3 million in fiscal 2003, $75.4 million in fiscal 2002 and $227.3 million in fiscal 2001. These expenditures related to expanding the production capabilities of the passive component and connector product lines, moving production capacity to lower cost regions such as Latin America, Eastern Europe and Asia, as well as the implementation of lower cost manufacturing processes. This includes the construction of a 450,000 square foot manufacturing facility in China that was started during fiscal 2002. When compared to fiscal 2001, the decline in capital expenditures over the past two fiscal years is in response to the slow-down in the rate of growth in demand for our customers' products and the corresponding demand in production requirements. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures at or near fiscal 2003 levels during fiscal 2004. Due to the decline in capital expenditures and the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment, overall depreciation expense will continue to decline year over year in fiscal 2004.

During fiscal 1998, we purchased a 41% interest in the research and development company, Electro-Chemical Research Ltd. ("ECR"). We made a further investment of $2.2 million in May 2000 for an additional 10% interest in ECR. We currently own 63% of ECR's outstanding shares. ECR has developed and patented a technology for high capacity electrical storage devices.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At March 31, 2003, outstanding balances under such agreements totaled $3.4 million. These borrowings have been used primarily for regional working capital requirements.

In fiscal 2001, 2002 and 2003, dividends of $24.5 million, $26.2 million and $26.1 million, respectively, were paid to stockholders.

Pursuant to a previously authorized stock repurchase program, we were authorized to purchase up to 4,406,700 shares of our common stock. We completed that authorization upon purchasing 548,500 shares at a cost of $14.6 million during fiscal 2001. On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 additional shares of our common stock from time to time in the open market. Under this program we purchased 581,200 shares at a cost of $10.3 million during fiscal 2002 and 1,060,000 shares at a cost of $11.2 million during fiscal 2003. The repurchased shares are held as treasury stock and are available for general corporate purposes.

We have established reserves for our projected share of costs associated with the remediation of, and compliance with, environmental matters at various sites. Adjustments to such provisions and related expenditures have not been material in any of the years ended March 31, 2001, 2002 or 2003.

Based on our financial condition as of March 31, 2003, we believe that cash on hand and expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any dividends and any stock repurchases during the next fiscal year. Refer to note 12 to our consolidated financial statements elsewhere herein for additional information regarding our commitments and contingencies. We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

Disclosures about Contractual Obligations and Commitments

The following table summarizes our known significant obligations to make future payments pursuant to certain agreements as of March 31, 2003, as well as an estimate of the timing in which these obligations are expected to be satisfied (in thousands of dollars):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Leases	$ 24,606	$ 4,976	$ 8,439	$ 6,837	$ 4,354
Material Purchase Obligations	225,197	112,970	112,227	-	-
Total	$ 249,803	$ 117,946	$ 120,666	$ 6,837	$ 4,354

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management's opinion, the critical accounting estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies in note 1 to our consolidated financial statements elsewhere herein.

Revenue Recognition

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders and revenue is recognized upon transfer of title of the products and when collectability is reasonably assured. A portion of our sales are to independent electronics distributors under terms allowing the distributors certain limited rights of return within a six month period and price protection for actual sales at prices below anticipated sales prices at our discretion. At the time we record sales to the distributors, we also provide an allowance against sales for estimated product returns and price protection liabilities based on historical experience and management's estimates of the potential impact of the business climate.

Accounts Receivable

We report provisions for distributor adjustments as a reduction in revenue and provisions for bad debts as a component of selling expenses. We review specific accounts for collectability based upon circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based upon historical billing adjustments and write-offs. These estimates are based upon historical discounts, concessions, bad debts, customer concentrations, changes in customer creditworthiness and current economic trends.

Inventories

Inventories are valued at the lower of cost or market (realizable value). We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead. The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are adjusted for estimates of obsolescence or written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Property and Equipment and Other Long-lived Assets

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of property and equipment or closing of facilities could result in shortened useful lives.

Long-lived assets, including fixed assets and goodwill, are reviewed by us for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance.

Restructuring

From time to time, we record charges relating to efforts to strategically reposition our operations. These charges include estimates for termination costs for employees affected by plant closings and other reduction in force efforts. The accruals are based on various factors including length of service, contract provisions, salary levels and governmental regulations. At the date we approve a restructuring plan and satisfy other required accounting criteria, a liability for the estimated costs associated with that restructuring plan is established. Until the plan activities are completed, the actual cost may differ from the estimate. We use judgments and information available at the date of the financial statements to reevaluate the initial estimate of the plan costs. If circumstances change and previous estimates are no longer accurate, we adjust the reserve with a corresponding increase or decrease to current period earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. With the establishment of a valuation allowance or increases to the allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

We have recorded valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

We also record a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

Pension Assumptions

Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. We evaluate these assumptions at least annually. The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Contingencies

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations. Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserves for our projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company adopted SFAS 141 and SFAS 142 at the beginning of fiscal 2003. Accordingly, we ceased amortizing goodwill effective April 1, 2002 resulting in a reduction of amortization costs of $5.6 million during fiscal 2003 compared to fiscal 2002. We have reviewed our goodwill for impairment as required by SFAS 142 and determined that there was no impairment of assets. Aside from goodwill, we do not have a significant amount of intangible assets. The adoption of SFAS 141 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be "held and used". In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as "held-and-used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as "held for sale". SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement, but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted SFAS 144 at the beginning of fiscal 2003, which had no impact on our consolidated results of operations, financial condition or cash flows.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections" ("SFAS 145"). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The Company will be required to adopt SFAS 145 for the fiscal year beginning April 1, 2003, and does not expect the Standard to have a material effect on our consolidated results of operations, financial condition or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities that we recognize in connection with exit or disposal activities initiated after the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial condition or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company does not have a guarantee on debt as of March 31, 2003. Accordingly, the adoption of FIN 45 is not expected to have a material impact on our consolidated results of operations, financial condition or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation". In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended March 31, 2003 and will adopt the interim disclosure requirements beginning in the first quarter of fiscal 2004. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", defines what these variable interest entities are and provides guidelines on how to identify them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities and do not expect the adoption of FIN 46 to have a material impact on our consolidated results of operations, financial condition or cash flows.

Relationship With Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 30, 2003, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 common shares, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. AVX did not receive any of the proceeds from the February 2000 offering.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in note 14 to the consolidated financial statements elsewhere in this Form 10-K. We also have established several ongoing arrangements with Kyocera and have executed several agreements, the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the Company's Board of Directors. The Special Advisory Committee is comprised of the independent directors of the Company and is required to review and approve such agreements and any other significant transactions between the Company and Kyocera not covered by such agreements.

Products Supply and Distribution Agreement. Pursuant to the Products Supply and Distribution Agreement (the "Distribution Agreement") (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products to certain customers in certain territories outside of Japan, and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan. The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our European sales, which accounted for approximately 25% of fiscal 2003 sales, generally are denominated in local currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses have been immaterial during the periods presented.

Assuming a 10% hypothetical adverse change in all European currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss would have an estimated $24.2 million impact on our results before income taxes.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $180 to $1,090 per troy ounce during the past three fiscal years. The market price was approximately $183 per troy ounce at March 31, 2003. We have addressed our use of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. The majority of our commodity-related ceramic capacitors are currently manufactured using nickel.

We accumulated palladium inventories during fiscal 2000 and 2001 based upon customer forecasted demand. During fiscal 2002, due to the sudden and significant decrease in demand and the ongoing conversion to nickel, palladium inventory levels exceeded our forecasted quantity requirements. In accordance with generally accepted accounting principles, during the fiscal year ended March 31, 2002, we recorded a $22.4 million charge for the write-down of palladium to net realizable value. In the second quarter of fiscal 2003, as a result of increased demand for components using palladium, we began using the remaining balance of this excess palladium inventory in production. Accordingly, we no longer record the effects of market price reductions on palladium inventory. The palladium inventory is being used in production at its current raw material carrying cost.

Tantalum powder is a principal material used in the manufacture of solid tantalum capacitors. This product is purchased under contracts through suppliers from various parts of the world at prices that are subject to periodic adjustment. A portion of our annual material requirement is purchased under long-term fixed contracts at prices that are subject to periodic adjustment. Tantalum ore prices have fluctuated in a range of $20 to $240 per pound during the last three years. The market price was approximately $25 per pound at March 31, 2003. If forecasted demand does not develop or if average capacitor selling prices decline, the quantities on hand and purchase commitments could lead to write-downs of materials to net realizable values and adjustments to future purchase commitments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Accountants thereon, are presented beginning on page 31 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Securities Exchange Act of 1934 is provided by incorporation by reference to all information under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement"). Information required by this item relating to our executive officers also appears in Item I of Part 1 of this report under the caption "Executive Officers of the Registrant."

Item 11.	Executive Compensation

The information required by this item is provided by incorporation by reference to all information under the captions entitled "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided by incorporation by reference to all information under the captions entitled "Ownership of Securities by Directors, Director Nominees and Executive Officers," "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is provided by incorporation by reference to all information under the caption "Relationship With Kyocera and Related Transactions" in the Proxy Statement.

Item 14.	Controls and Procedures

An evaluation was performed as of a date within 90 days prior to the filing date of this report, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date management completed their evaluation.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	Financial Statements and Financial Statement Schedules-See Index to Consolidated Financial Statements at Item 8 of this report.

	(b)	Reports on Form 8-K
None for the quarter ended March 31, 2003.

	(c)	Exhibits:

As indicated below, certain of the exhibits to this report are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).
	3.2	By-laws of the Company.
	*10.1	Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).
	*10.2	Amended Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
	*10.3	Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).
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

	*10.6	Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
	*10.7	Amended AVX Nonqualified Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2001).
	*10.8	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
	*10.9	AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).
	*10.10	Employment Agreement between AVX Corporation and John S. Gilbertson (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2002).
	21.1	Subsidiaries of the Registrant.
	23.1	Consent of PricewaterhouseCoopers LLP.
	24.1	Power of Attorney.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS Vice President, Chief Financial Officer, Treasurer and Secretary Dated: June 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
---------------------------- Benedict P. Rosen	Chairman of the Board	June 17, 2003
*
---------------------------- Kazuo Inamori	Chairman Emeritus of the Board	June 17, 2003
*
---------------------------- Yasuo Nishiguchi	Vice Chairman of the Board	June 17, 2003
*
---------------------------- John S. Gilbertson	Chief Executive Officer, President and Director	June 17, 2003
*
---------------------------- Carroll A. Campbell, Jr.	Director	June 17, 2003
*
---------------------------- Donald B. Christiansen	Director	June 17, 2003
*
---------------------------- Kensuke Itoh	Director	June 17, 2003
*
---------------------------- Rodney N. Lanthorne	Director	June 17, 2003
*
---------------------------- Richard Tressler	Director	June 17, 2003
*
---------------------------- Masahiro Umemura	Director	June 17, 2003
*
---------------------------- Michihisa Yamamoto	Director	June 17, 2003
*
---------------------------- Yuzo Yamamura	Director	June 17, 2003

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

CERTIFICATIONS

I, John S. Gilbertson, certify that:

  I have reviewed this annual report on Form 10-K of AVX Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 17, 2003	/s/ John S. Gilbertson
John S. Gilbertson
Chief Executive Officer, President and Director
(Principal executive officer)

CERTIFICATIONS

I, Kurt P. Cummings, certify that:

  I have reviewed this annual report on Form 10-K of AVX Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 17, 2003	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal financial officer)

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
 (in thousands, except per share data)

	March 31,
Assets	2002	2003
Current assets:
Cash and cash equivalents	$601,910	$504,866
Accounts receivable:
Trade	124,215	124,391
Affiliates	4,998	3,628
Inventories	354,618	358,739
Deferred income taxes	33,610	23,257
Prepaid and other	31,517	63,076
Total current assets	1,150,868	1,077,957
Long-term investments in securities	79,627	210,631
Property and equipment:
Land	19,741	20,613
Buildings and improvements	198,575	214,045
Machinery and equipment	963,999	1,064,543
Construction in progress	19,645	16,555
	1,201,960	1,315,756
Accumulated depreciation	(819,389)	(988,056)
	382,571	327,700
Goodwill, net	67,313	68,203
Other assets	11,220	16,022
Total Assets	$1,691,599	$1,700,513
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,927	$3,422
Current maturities of long-term debt	11,406	-
Accounts payable:
Trade	62,149	79,261
Affiliates	35,499	36,013
Income taxes payable	13,965	5,410
Accrued payroll and benefits	31,413	32,639
Accrued expenses	36,318	28,812
Total current liabilities	194,677	185,557
Long-term debt	-	-
Deferred income taxes	2,516	-
Other liabilities	18,371	51,800
Total Liabilities	215,564	237,357
Commitments and contingencies (Notes 12 and 16)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for 2002 and 2003, respectively
Additional paid-in capital	343,868	343,281
Retained earnings	1,184,875	1,146,291
Accumulated other comprehensive income (loss)	(29,177)	6,202
Common stock in treasury, at cost, 1,689 and 2,607 shares for 2002 and 2003, respectively	(25,295)	(34,382)
Total Stockholders' Equity	1,476,035	1,463,156
Total Liabilities and Stockholders' Equity	$1,691,599	$1,700,513

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended March 31,
	2001	2002	2003
Net sales	$2,608,113	$1,249,980	$1,134,111
Cost of sales	1,634,297	1,146,662	1,067,939
Gross profit	973,816	103,318	66,172
Selling, general and administrative expenses	149,268	103,741	92,041
Restructuring charges	-	24,646	-
Profit (loss) from operations	824,548	(25,069)	(25,869)
Other income (expense):
Interest income	17,394	18,114	17,337
Interest expense	(2,320)	(1,851)	(1,255)
Other, net	1,638	1,800	(651)
Income (loss) before income taxes	841,260	(7,006)	(10,438)
Provision for income taxes	273,723	226	2,000
Net income (loss)	$567,537	$(7,232)	$(12,438)
Income (loss) per share:
Basic	$3.25	$(0.04)	$(0.07)
Diluted	$3.22	$(0.04)	$(0.07)
Weighted average common shares outstanding:
Basic	174,754	174,684	174,325
Diluted	176,469	174,684	174,325

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock					Accumulated
				Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2000	174,493	$ 1,764	$(15,680)	$ 335,481	$ 675,234	$ (14,778)	$ 982,021
Net income					567,537		567,537	$ 567,537
Other comprehensive income (loss)						(22,159)	(22,159)	(22,159)
Dividends					(24,463)		(24,463)
Stock option activity	757		7,263	1,660			8,923
Tax benefit of stock option exercises				7,764			7,764
Treasury stock purchased	(548)		(14,589)				(14,589)

Balance, March 31, 2001	174,702	1,764	(23,006)	344,905	1,218,308	(36,937)	1,505,034	$ 545,378

Net income (loss)					(7,232)		(7,232)	$ (7,232)
Other comprehensive income (loss)						7,760	7,760	7,760
Dividends					(26,201)		(26,201)
Stock option activity	558		8,003	(2,882)			5,121
Tax benefit of stock option exercises				1,845			1,845
Treasury stock purchased	(581)		(10,292)				(10,292)

Balance, March 31, 2002	174,679	1,764	(25,295)	343,868	1,184,875	(29,177)	1,476,035	$ 528

Net income (loss)					(12,438)		(12,438)	$(12,438)
Other comprehensive income (loss)						35,379	35,379	35,379
Dividends					(26,146)		(26,146)
Stock option activity	142		2,078	(802)			1,276
Tax benefit of stock option exercises				215			215
Treasury stock purchased	(1,060)		(11,165)				(11,165)

Balance, March 31, 2003	173,761	$ 1,764	$(34,382)	$ 343,281	$1,146,291	$ 6,202	$1,463,156	$ 22,941

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2001	2002	2003
Operating Activities:
Net income (loss)	$567,537	$(7,232)	$(12,438)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	135,860	138,501	119,921
Non-cash restructuring and special charges	-	44,295	-
Deferred income taxes	(2,116)	(12,803)	22,920
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(69,266)	171,290	16,933
Inventories	(142,577)	96,435	13,071
Accounts payable and accrued expenses	13,944	(69,973)	(651)
Income taxes payable	68,955	(80,779)	(43,188)
Other assets and liabilities	12,448	22,425	5,800
Net cash from operating activities	584,785	302,159	122,368
Investing Activities:
Purchases of property and equipment	(227,342)	(75,445)	(38,254)
Business acquired, net of cash acquired	(1,870)	-	-
Purchase of investment securities	-	(79,627)	(131,580)
Other	(469)	(90)	(240)
Net cash used in investing activities	(229,681)	(155,162)	(170,074)
Financing Activities:
Proceeds from issuance of debt	2,719	739	9,516
Repayment of debt	(5,078)	(10,388)	(23,680)
Dividends paid	(24,463)	(26,201)	(26,146)
Purchase of treasury stock	(14,589)	(10,292)	(11,165)
Exercise of stock options	7,990	5,022	1,278
Net cash used in financing activities	(33,421)	(41,120)	(50,197)
Effect of exchange rate on cash	(1,151)	(153)	859
Increase (decrease) in cash and cash equivalents	320,532	105,724	(97,044)
Cash and cash equivalents at beginning of period	175,654	496,186	601,910
Cash and cash equivalents at end of period	$496,186	$601,910	$504,866

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

  From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera"). On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 of the Company's shares of common stock, and the Company sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of AVX common stock. Kyocera currently owns approximately 70% of the Company's outstanding shares of common stock. The Company did not receive any proceeds from the February 2000 offering.

  Cash Equivalents:

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories:

  Inventories are valued at the lower of cost or market (realizable value). The Company determines the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead. Inventories are adjusted for estimated obsolescence or written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

  Investments:

  Investment securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.

  Property and Equipment:

  Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements - 10 to 31.5 years, and machinery and equipment - 3 to 10 years. Depreciation expense was $129,882, $132,908 and $119,921 for the years ended March 31, 2001, 2002 and 2003, respectively.

  The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the Company's results of operations.

  Goodwill:

  Assets and liabilities related to business combinations accounted for as purchase transactions are recorded at their respective fair values on the dates of acquisition. Prior to the Company adopting Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets", on April 1, 2002, any excess of purchase price over such fair value ("goodwill") was amortized on a straight-line basis over periods ranging from 5 to 40 years. The accumulated amortization as of March 31, 2001 and 2002 was $33,228 and $38,821, respectively. Pursuant to SFAS 142, goodwill is no longer amortized, but is tested for impairment at least annually or whenever conditions indicate that such an impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related operating unit.

  Pension Assumptions:

  Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. The Company evaluates these assumptions at least annually. The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The Company has little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect the Company's experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

  Income Taxes:

  Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized when it is considered more likely than not that the full benefit of such tax assets will not be realized. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. As of March 31, 2003, the amount of U.S. taxes on such undistributed earnings would have been approximately $94,683.

  The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business other changing facts and circumstances may impact the Company's ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

  Foreign Currency Activity:

  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Operating accounts are translated at an average rate of exchange for the respective accounting periods. Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars and are reported separately as a component of accumulated other comprehensive income.

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

  Revenue Recognition and Accounts Receivable:

  All of our products are built to specification and tested by the Company for adherence to such specification before shipment to customers. The Company ships products to customers based upon firm orders. Shipping and handling costs are included in costs of products sold. Revenue is recognized upon transfer of title of the products and when collectability is reasonably assured. A portion of the Company's sales are to independent electronic distributors under terms that allow the distributors limited rights of return within a six-month period and price protection for actual sales at prices below anticipated sales prices at the Company's discretion. At the time the Company records the sale, it provides an allowance against sales for estimated product returns and price protection liabilities based on historical experience and management's estimates of the potential impact of the business climate.

  The Company reports provisions for distributor adjustments as a reduction in revenue and provisions for bad debts as a component of selling expenses. The Company reviews specific accounts for collectability based upon circumstances known to the Company at the date of the financial statements. In addition, the Company maintains general reserves based upon historical billing adjustments and write-offs. These estimates are based upon historical discounts, concessions, bad debts, customer concentrations, customer creditworthiness and current economic trends. During fiscal 2002, the Company recognized a $3,035 special charge for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

  Grants:

  The Company receives employment and research grants from various non-US governmental agencies which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. The grants are subject to certain conditions and non-compliance with such conditions could result in repayment of grants.

  Use of Estimates:

  The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 2002 and 2003 and reported amounts of revenues and expenses for each of the three years in the period ended March 31, 2003. Actual results could differ from those estimates and assumptions.

  Research, Development and Engineering:

  Research, development and engineering expenses totaled approximately $56,773, $42,678 and $43,504 for the years ended March 31, 2001, 2002 and 2003, respectively, while research and development expenses included in these amounts totaled approximately $26,114, $21,181 and $21,359 for the years ended March 31, 2001, 2002 and 2003, respectively. Research, development and engineering expenditures are generally expensed when incurred.

  Stock-Based Compensation:

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

  Treasury Stock:

  In January 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 4,406,700 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 3,858,200 shares were purchased during the year ended March 31, 1999 and 548,500 shares were purchased during the year ended March 31, 2001, completing the program. In April 2001, the Company's Board of Directors approved a stock repurchase program whereby up to 5,000,000 additional shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 581,200 shares were purchased during the year ended March 31, 2002 and 1,060,000 shares were purchased during the year ended March 31, 2003. As of March 31, 2003, the Company had in treasury 2,606,832 common shares at a cost of $34,382. The repurchased shares are held as treasury stock and are available for general corporate purposes.

  Commitments and Contingencies:

  Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

  New Accounting Standards:

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The Company adopted SFAS 141 and SFAS 142 at the beginning of fiscal 2003. Accordingly, we ceased amortizing goodwill effective April 1, 2002 resulting in a reduction of amortization costs of $5.6 million during fiscal 2003 compared to fiscal 2002. We have reviewed our goodwill for impairment as required by SFAS 142 and determined that there was no impairment of assets. Aside from goodwill, we do not have a significant amount of intangible assets. The adoption of SFAS 141 did not have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be "held and used". In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as "held-and-used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as "held for sale". SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement, but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted SFAS 144 at the beginning of fiscal 2002, which had no impact on the Company's consolidated results of operations, financial condition or cash flows.

  In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections" ("SFAS 145"). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The Company will be required to adopt SFAS 145 for the fiscal year beginning April 1, 2003, and does not expect the Standard to have a material effect on the Company's consolidated results of operations, financial condition or cash flows.

  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities that we recognize in connection with exit or disposal activities initiated after the effective date. We do not expect the adoption of this statement to have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

  In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company does not have a guarantee on debt as of March 31, 2003. Accordingly, the adoption of FIN 45 is not expected to have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation". In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended March 31, 2003 and will adopt the interim disclosure requirements beginning in the first quarter of fiscal 2004. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", defines what these variable interest entities are and provides guidelines on how to identify them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Currently, we do not have any variable interest entities, and do not expect the adoption of FIN 46 will have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

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

  The basic weighted average number of shares of common stock outstanding for the period were 174,753,801, 174,683,987 and 174,324,886 for the years ended March 31, 2001, 2002 and 2003, respectively.

  The diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the period were 176,469,238, 174,683,987 and 174,324,886 for the years ended March 31, 2001, 2002 and 2003, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

  Common stock equivalents not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock were 94,647, 322,457 and 1,262,774 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Common stock equivalents not included in the computation of diluted earnings per share because the effect would have been antidilutive were 1,264,405 and 481,840 for the years ended March 31, 2002 and 2003, respectively.

  Comprehensive Income:

  Comprehensive income for the years ended March 31, 2001, 2002 and 2003, includes the following components:

	2001	2002	2003
Net income (loss)	$567,537	$(7,232)	$(12,438)
Other comprehensive income (loss), net of tax:
Pension liability adjustment	-	-	(18,688)
Foreign currency translation adjustment	(22,159)	7,698	54,417
Foreign currency cash flow hedges	-	62	(350)
Comprehensive income	$545,378	$528	$22,941

  The accumulated balance of comprehensive income (loss), as of March 31, 2001, 2002 and 2003 is as follows:

	2001	2002	2003
Balance at beginning of period	$(14,778)	$(36,937)	$(29,177)
Pension liability adjustment	-	-	(18,688)
Foreign currency translation adjustment	(22,159)	7,698	54,417
Foreign currency cash flow hedges	-	62	(350)
Balance at end of period	$(36,937)	$(29,177)	$6,202

  Restructuring and Special Charges:

  The Company incurred $2,983 of special charges, in cost of goods sold, during the year ended March 31, 2003. These charges related to the completion of European facility consolidations initiated during fiscal 2002.

  The Company incurred $60,141 of restructuring and special charges during the fiscal year ended March 31, 2002. The restructuring costs included $11,146 for employee separations covering 6,110 production, technical, administrative and support employees in all geographic regions, and $13,500 relating to the consolidation of passive component manufacturing and warehousing operations in the United States and Europe. The costs include future purchase and lease commitments and the write-down to net realizable value of equipment and inventories.

  Since March 31, 2001, the Company has eliminated approximately 5,660 positions worldwide or 30% of the labor force. As of March 31, 2003, $9,688 of severance costs have been paid. The remaining accrual of $1,458 includes $920 of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid during fiscal 2004.

  The Company recorded special charges, in cost of goods sold, totaling $32,460 for the year ended March 31, 2002. Included in these costs were charges for excess and obsolete inventories, of which $22,410 related to palladium inventory and $10,050 related to other raw materials and finished goods. In accordance with generally accepted accounting principles, the Company adjusted a portion of the palladium inventory to net realizable value as market prices declined. As a result of subsequent increased demand for components using palladium, the Company began using the remaining balance of this excess palladium inventory in production. Therefore, as of the second quarter of fiscal 2003, the Company no longer records the effects of market price changes on palladium. The palladium inventory will be used in production at its current raw material cost.

  Included in selling, general and administrative expenses in fiscal 2002 was a special charge of $3,035 for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

  Accounts Receivable:
Accounts receivable at March 31 consisted of:	2002	2003
Trade	$167,914	$157,059
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(43,699)	(32,668)
	$124,215	$124,391

  Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to returns, distributor adjustments and discounts are reported as deductions from revenue. The total combined charges which primarily relate to distributor adjustments were approximately $72,531, $97,748 and $66,518, and applications to such allowances were approximately $65,974, $91,513 and $77,847 for the years ended March 31, 2001, 2002 and 2003, respectively.

  Inventories:
Inventories at March 31 consisted of:	2002	2003
Finished goods	$90,181	$90,272
Work in process	88,715	95,402
Raw materials and supplies	175,722	173,065
	$354,618	$358,739
  Financial Instruments and Investments in Securities:

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of March 31, 2003, the Company believes that its credit risk exposure is not significant.

  As of March 31, 2002 and 2003, all investments in debt securities and time deposits held by the Company were classified as long-term held-to-maturity because the Company has the intent and ability to hold the securities to maturity (all greater than 1 year outstanding). Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31:

	2002
Due in 1 to 5 years	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$49,627	$-	$(204)	$49,423
Time deposits	30,000	-	-	30,000
	$79,627	$-	$(204)	$79,423

	2003
Due in 1 to 5 years	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$150,631	$424	$-	$151,055
Time deposits	60,000	-	-	60,000
	$210,631	$424	$-	$211,055

  The fair values were estimated based on quoted market prices or pricing models using current market rates.

  Debt:
Long-term debt at March 31 consisted of:	2002	2003
Euro loans	$11,406	$-
Less - current maturities	11,406	-
	$-	$-

  There were no current maturities of long-term debt at March 31, 2003.

  Short-term bank debt at March 31, 2003, consisted of borrowings under working capital bank facilities of 7.6 million Euros and 6.8 million Euros bearing interest at market rates (3.34% as of March 31, 2003).

  All of the debt mentioned above is unsecured. Interest paid totaled $1,445, $1,179 and $450 during the years ended March 31, 2001, 2002 and 2003, respectively.

  Income Taxes:

  For financial reporting purposes, after adjustments for certain corporate items, income (loss) before income taxes includes the following components:

	Years Ended March 31,
	2001	2002	2003
Domestic	$377,738	$(27,485)	$10,187
Foreign	463,522	20,479	(20,625)
	$841,260	$(7,006)	$(10,438)

  The provision (benefit) for income taxes consisted of:

	Years Ended March 31,
	2001	2002	2003
Current:
Federal/State	$152,516	$(1,219)	$(26,482)
Foreign	123,206	14,417	5,562
	275,722	13,198	(20,920)
Deferred:
Federal/State	2,566	(8,603)	28,181
Foreign	(4,565)	(4,369)	(5,261)
	(1,999)	(12,972)	22,920
	$273,723	$226	$2,000

  Income tax expense of $2.0 million includes $2.4 million of tax adjustments resulting from the favorable resolution of certain tax matters and a one-time state tax refund related to a technology investment tax credit offset primarily by the non-recognition of tax benefits related to certain foreign net operating losses.

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2002		2003
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$12,975	$-	$9,024	$-
Inventory reserves	8,301	-	5,119	-
Accrued expenses	12,334	-	9,114	-
Total Current	$33,610	$-	$23,257	$-

Non-current:
Tax over book depreciation	$4,995	$8,332	$11,237	$21,904
Pension obligations	-	-	11,213	-
Other, net	(290)	3,577	1,593	6,672
Net operating loss carryforwards	33,974	-	47,534	-
	38,679	11,909	71,577	28,576
Less valuation allowance	(29,286)	-	(37,012)	-
Total Non-current	$9,393	$11,909	$34,565	$28,576

  A reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2001	2002	2003
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.7	(46.1)	(6.0)
Effect of foreign operations	(4.6)	62.3	(0.9)
Change in valuation allowance	(0.6)	(103.4)	(71.2)
Other, net	1.0	49.0	24.0
Effective tax rate	32.5%	(3.2)%	(19.1)%

  At March 31, 2003, certain of the Company's foreign subsidiaries in France, Germany and Taiwan had tax net operating loss carryforwards totaling approximately $144,444, of which most had no expiration date. There is greater likelihood of not realizing the future tax benefits of these net operating losses in France and Taiwan since these losses must be used to offset future taxable income of those subsidiaries and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, the Company has recorded valuation allowances related to deferred tax assets which are the result of the loss carryforwards in these jurisdictions. The valuation allowance increased $7,243 during the year ended March 31, 2002 and increased $7,726 during the year ended March 31, 2003 as a result of increases in the net operating losses of the subsidiaries mentioned above.

  Income taxes paid totaled $210,270, $103,748 and $26,231 during the years ended March 31, 2001, 2002 and 2003, respectively.

  Employee Retirement Plans:

  Pension Plans:

  The Company sponsors various defined benefit pension plans covering certain employees. Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula. Effective December 31, 1995, the Company froze benefit accruals under its domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements. The Company's pension plans for certain European employees provide for benefits based on a percentage of final pay. The Company's funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws.

  The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 2002 and 2003 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2002	2003	2002	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$21,491	$22,660	$68,284	$59,386
Service cost	333	326	1,647	1,010
Interest cost	1,563	1,597	3,861	3,765
Plan participants' contributions	-	-	647	653
Actuarial loss (gain)	630	1,864	(7,942)	8,549
Benefits paid	(1,477)	(1,679)	(2,742)	(1,855)
Amendments	120	-	-	-
Foreign currency exchange rate changes	-	-	(4,369)	2,972
Benefit obligation at end of year	22,660	24,768	59,386	74,480
Change in plan assets:
Fair value of plan assets at beginning of year	25,463	23,577	64,421	54,617
Actual return on assets	(409)	(2,149)	(4,761)	(10,401)
Employer contributions	-	-	1,232	1,158
Plan participants' contributions	-	-	647	653
Benefits paid	(1,477)	(1,679)	(2,742)	(1,153)
Foreign currency exchange rate changes	-	-	(4,032)	2,373
Other expenses	-	-	(148)	(200)
Fair value of plan assets at end of year	23,577	19,749	54,617	47,047
Funded status	917	(5,019)	(4,769)	(27,433)
Unrecognized actuary loss (gain)	(1,696)	4,302	4,647	26,026
Unrecognized prior service cost	218	186	251	222
Additional minimum liability	-	3,986	-	26,323
Net amounts recognized	$(561)	$3,455	$129	$25,138

  The Company's assumptions used in determining the pension assets (liabilities) shown were as follows:

March 31,
	2001	2002	2003
Assumptions:
Discount rates	6.0-7.5%	6.0-7.3%	5.75-6.75%
Increase in compensation	2.5-4.0%	3.0-4.0%	1.5-3.0%
Expected long-term rate of return on plan assets	6.5-9.0%	7.0-9.0%	7.5-8.0%

  Net pension cost related to these pension plans include the following components:

	Years Ended March 31,
	2001	2002	2003
Service cost	$1,764	$1,980	$1,336
Interest cost	5,474	5,424	5,362
Expected return on plan assets	(7,400)	(6,186)	(5,658)
Amortization of prior service cost	75	82	84
Amortization of transition obligation	43	22	-
Recognized actuarial loss (gain)	(234)	(126)	491
Net periodic pension cost (income)	$(278)	$1,196	$1,615

  The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were as follows.

	March 31,
	2002	2003
Projected benefit obligation	$14,138	$99,248
Accumulated benefit obligation	13,976	98,336
Fair value of plan assets	8,898	66,796

  In fiscal 2003, global capital market developments resulted in negative returns on the Company's pension funds and a decline in the discount rates used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet as of March 31, 2003. The effect of this adjustment was to increase pension liabilities by $30.3 million and a corresponding net of tax charge to comprehensive income of $18.7 million. These adjustments had no effect on the Company's results of operations for the fiscal year ended March 31, 2003 and because these adjustments were non-cash, their effect has been excluded from the accompanying consolidated statement of cash flows.

  Savings Plans:

  The Company sponsors retirement savings plans which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the years ended March 31, 2001, 2002 and 2003 were approximately $7,213, $6,165 and $5,955, respectively.

  The Company sponsors nonqualified deferred compensation programs which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2003, the market value of the trusts, $4,739, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to the Company's general creditors in the event of the Company's insolvency.

  Stock Based Compensation:

  The Company has two fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 650,000 shares of common stock. Under both plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options currently outstanding under the 1995 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan vest as to one third annually. The number of shares of common stock available for future issuance under both plans, consisting of options available to be granted and options currently outstanding, was 6,123,300 as of March 31, 2003.

  The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2003:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding - March 31, 2000	3,504,528	$ 9.61
Options granted	1,367,500	$23.84
Options exercised	(757,234)	$10.51
Options forfeited	(64,400)	$11.46
Unexercised options outstanding - March 31, 2001	4,050,394	$14.22
Options granted	120,000	$22.23
Options exercised	(562,794)	$ 9.10
Options forfeited	(87,000)	$18.47
Unexercised options outstanding - March 31, 2002	3,520,600	$15.20
Options granted	915,655	$15.86
Options exercised	(141,700)	$ 9.01
Options forfeited	(54,700)	$20.70
Unexercised options outstanding - March 31, 2003	4,239,855	$15.48
Price Range $15.44 to $29.30 (weighted average contractual life 7.8 years)	1,947,900	$22.25
Price Range $7.50 to $13.00 (weighted average contractual life 5.5 years)	2,291,955	$ 9.73
Exercisable options:
March 31, 2001	1,458,594	$10.05
March 31, 2002	1,888,825	$12.31
March 31, 2003	2,459,650	$13.65

  The calculated fair value at date of grant for each option granted during the years ended March 31, 2001, 2002 and 2003 was $8.95 to $17.24, $10.91 and $5.00 to $9.18, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31
	2001	2002	2003
Expected life (years)	5	4	4
Interest rate	6.6%	6.6%	2.34-3.9%
Volatility	57-65%	60%	60%
Dividend yield	.47-.82%	.92%	.71-1.39%

  If the estimated fair value of the options had been recognized as compensation expense over the vesting periods, income before income taxes would have been reduced by $5,921 ($5,199 after income taxes or $.03 per share), $6,826 ($6,082 after income taxes or $.03 per share) and $6,998 ($6,148 after income taxes or $.04 per share), for the years ended March 31, 2001, 2002 and 2003, respectively.

  Commitments and Contingencies:

  At March 31, 2003, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $11,765.

  The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2003, were as follows:

  Years Ended March 31,

2004	$4,976
2005	4,523
2006	3,916
2007	3,447
2008	3,390
Thereafter	4,354

  Rental expense for operating leases was $8,333, $7,773 and $6,602 for the years ended March 31, 2001, 2002 and 2003, respectively.

  During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. During the fiscal years ended March 31, 2002 and 2003, the Company purchased $100,896 and $128,961, respectively, of material pursuant to the agreement. Estimated future commitments, calculated using the committed quantities and prices that were fixed for the first two years under the agreement, as of March 31, 2003 are as follows:

Years Ended March 31,
2004	$112,970
2005	64,130
2006	48,097

  We filed a complaint on July 29, 2002 against Cabot Corporation in U.S. District Court for the Commonwealth of Massachusetts with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire. Those claims are now pending in the Superior Court for the Commonwealth of Massachusetts. The Company claims unfair and deceptive trade practices by Cabot, breach of contract and other related matters. We seek, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorneys' fees.

  The Company from time to time enters into delivery contracts with selected suppliers for certain precious metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2003, the Company did not have any of these delivery contracts outstanding.

  Derivative Financial Instruments:

  On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative depending on the designated type of hedge. The cumulative effect of the adoption of SFAS 133 as of April 1, 2001 was not material to the Company's consolidated financial statements.

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

  The Company primarily uses forward contracts, with maturities less than three months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Once the hedged transaction is recognized, the gain or loss is reclassified into earnings.

  Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures. The foreign currency forward contracts that are not designated as hedges under SFAS 133 represent hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses.

  The effectiveness of foreign currency forward contracts, designated as cash flow hedges, is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates.

  During fiscal 2002 and 2003, the Company did not have any hedges for which all or a portion was deemed ineffective. In addition, during fiscal 2002 and 2003, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  At March 31, 2002 and 2003, the Company had net outstanding foreign exchange contracts totaling $113,873 and $172,097, respectively. At March 31, 2002 and 2003, the deferred gain (loss), net of taxes, recognized in accumulated other comprehensive income was $62 and ($350), respectively.

  Transactions With Affiliate:

  The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera.

  The Company entered into transactions with Kyocera as follows:

	Years Ended March 31,
	2001	2002	2003
Sales:
Product and equipment sales to affiliates	$55,227	$36,256	$38,761
Subcontracting activities	2,069	2,084	2,054
Commissions received	-	182	991
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	526,654	271,417	273,029
Commissions paid	243	118	5
Rent paid	1,243	1,194	894
Other:
Dividends paid	17,052	18,270	18,270

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

  The tables below present information about reported segments for the years ended March 31,

	2001	2002	2003
Net sales:
Passive components	$2,437,902	$1,148,093	$1,034,009
Connectors	170,211	101,887	100,102
Total	$2,608,113	$1,249,980	$1,134,111

Profit (loss) from operations:
Passive components	$851,527	$13,809	$(310)
Connectors	30,073	11,716	11,389
Research & development	(26,114)	(21,181)	(21,359)
Corporate administration	(30,938)	(29,413)	(15,589)
Total	$824,548	$(25,069)	$(25,869)

Depreciation:
Passive components	$122,392	$124,927	$112,589
Connectors	5,188	4,703	3,478
Research & development	2,092	2,337	2,836
Corporate administration	210	941	1,018
Total	$129,882	$132,908	$119,921

Assets:
Passive components	$924,104	$721,359	$675,502
Connectors	36,336	24,896	25,940
Research & development	16,059	17,092	17,092
Cash, A/R and L/T investments	802,553	810,750	843,516
Goodwill	72,909	67,313	68,203
Corporate administration	33,137	50,189	70,260
Total	$1,885,098	$1,691,599	$1,700,513

Capital expenditures:
Passive components	$217,991	$65,880	$32,726
Connectors	3,726	3,186	2,211
Research & development	5,625	6,379	3,317
Total	$227,342	$75,445	$38,254

  The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location. The Other category consists of Latin America and Israel.

	Years Ended March 31,
	2001	2002	2003
Net sales:
United States	$1,112,093	$432,089	$413,558
Europe	720,371	358,995	287,759
Asia	746,295	440,000	415,907
Other	29,354	18,896	16,887
Total	$2,608,113	$1,249,980	$1,134,111

Property, plant and equipment, net:
United States	$145,367	$121,495	$100,144
Europe	223,981	195,860	167,141
Asia	14,380	13,116	21,130
Other	62,319	52,100	39,285
Total	$446,047	$382,571	$327,700

  During the fiscal year ended March 31, 2002, Nokia accounted for 13.5% of net sales. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2001 and 2003.

  Environmental Matters and Contingencies:

  The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters. Such reserves for remediation, compliance and legal costs totaled $2,475 at March 31, 2003. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

  Acquisitions:

  During fiscal 1998, we invested $5.3 million for a 41% interest in the research and development company, Electro-Chemical Research Ltd. ("ECR"). The Company increased its holding 10% with an additional investment of $2.2 million in May 2000. We currently own 63% of ECR's outstanding shares. ECR has developed and patented a technology for high capacity electrical storage devices. Effective May 2000, the investment has been accounted for as a purchase and all of ECR's activities are included in the accompanying consolidated financial statements from that date. Minority interest in ECR has not been reflected in the consolidated financial statements since the minority owners are not obligated to provide additional capital to fund ECR's activities.

  Summary of Quarterly Financial Information (Unaudited):

  Quarterly financial information for the years ended March 31, 2002 and 2003 is as follows:

	First Quarter		Second Quarter
	2002	2003	2002	2003
Net sales	$365,081	$294,879	$305,533	$295,425
Gross profit (loss)	71,158*	21,197	(4,930)	22,572
Net income (loss)	29,449	1,310	(28,117)	994
Basic earnings (loss) per share	.17	.01	(.16)	.01
Diluted earnings (loss) per share	.17	.01	(.16)	.01

	Third Quarter		Fourth Quarter
	2002	2003	2002	2003
Net sales	$304,281	$282,625	$275,085	$261,182
Gross profit	21,493	13,563	15,597	8,840
Net income (loss)	(6,481)	(694)	(2,083)	(14,048)
Basic earnings (loss) per share	(.04)	.00	(.01)	(.08)
Diluted earnings (loss) per share	(.04)	.00	(.01)	(.08)

  *Amount was adjusted to reflect charges taken in the quarter that were subsequently reclassified as restructuring expense.

  Subsequent Event:

  On May 14, 2003, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2003, payable on May 30, 2003.

  Report of Independent Accountants
   To the Board of Directors and Stockholders of
  AVX Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  /s/PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP
  Atlanta, Georgia
  May 9, 2003