Form 10-Q
period 2003-06-30
AVX CORP
filed 2003-08-08
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2003
Common Stock, par value $0.01 per share	173,629,418

AVX CORPORATION

INDEX

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2003	2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$504,866	$488,284
Short-term investments in securities	-	60,000
Accounts receivable:
Trade	124,391	123,225
Affiliates	3,628	3,794
Inventories	358,739	379,783
Deferred income taxes	23,257	23,257
Prepaid and other	63,076	62,408
Total current assets	1,077,957	1,140,751
Long-term investments in securities	210,631	134,617
Property and equipment:
Land	20,613	20,828
Buildings and improvements	214,045	220,379
Machinery and equipment	1,064,543	1,115,096
Construction in progress	16,555	19,463
	1,315,756	1,375,766
Accumulated depreciation	(988,056)	(1,051,101)
	327,700	324,665
Goodwill, net	68,203	68,869
Other assets	16,022	20,592
Total Assets	$1,700,513	$1,689,494
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,422	$3,520
Accounts payable:
Trade	79,261	69,064
Affiliates	36,013	32,575
Income taxes payable	5,410	7,417
Accrued payroll and benefits	32,639	32,208
Accrued expenses	28,812	25,063
Total current liabilities	185,557	169,847
Other liabilities	51,800	44,049
Total Liabilities	237,357	213,896
Commitments and contingencies (Note 5)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for 2002 and 2003, respectively
Additional paid-in capital	343,281	343,254
Retained earnings	1,146,291	1,123,835
Accumulated other comprehensive income (loss)	6,202	42,425
Common stock in treasury, at cost, 1,689 and 2,607 shares for 2002 and 2003, respectively	(34,382)	(35,680)
Total Stockholders' Equity	1,463,156	1,475,598
Total Liabilities and Stockholders' Equity	$1,700,513	$1,689,494

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data)

	Three Months ended June 30,
	2002	2003

Net sales	$294,879	$256,655
Cost of sales	273,682	252,646
Gross profit	21,197	4,009
Selling, general and administrative expenses	23,038	21,067
Restructuring charges	-	2,811
Loss from operations	(1,841)	(19,869)
Other income (expense):
Interest income	4,455	3,432
Interest expense	(380)	(119)
Other, net	(138)	115
Income (loss) before income taxes	2,096	(16,441)
Provision (benefit) for income taxes	786	(500)
Net income (loss)	$1,310	$(15,941)

Income per share:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)

Dividends declared per share	$0.038	$0.038

Weighted average number of common shares outstanding:
Basic	174,740	173,701
Diluted	175,686	173,701

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended June 30,
	2002	2003
Operating Activities:
Net income (loss)	$1,310	$(15,941)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	29,994	24,174
Deferred income taxes	338	(3,269)
Changes in operating assets and liabilities, net of effects from business acquired:
Accounts receivable	(2,479)	5,691
Inventories	7,517	(8,195)
Accounts payable and accrued expenses	(5,256)	(16,174)
Income taxes payable	(7,803)	1,567
Other assets and liabilities	74	(5,622)
Net cash provided (used) by operating activities	23,695	(17,769)

Investing Activities:
Purchases of property and equipment	(8,057)	(8,095)
Redemptions (purchases) of investment securities	(175,432)	16,013
Other	(60)	-
Net cash provided (used) by investing activities	(183,549)	7,918

Financing Activities:
Repayment of debt	(5,427)	(1,455)
Proceeds from issuance of debt	4,360	1,282
Dividends paid	(6,553)	(6,515)
Purchase of treasury stock	-	(1,377)
Exercise of stock options	925	47
Net cash used in financing activities	(6,695)	(8,018)

Effect of exchange rate changes on cash	600	1,287
Net decrease in cash and cash equivalents	(165,949)	(16,582)
Cash and cash equivalents at beginning of period	601,910	504,866
Cash and cash equivalents at end of period	$435,961	$488,284

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or "the Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements, other than the March 31, 2003 balance sheet, are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheet, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

New Accounting Standards:

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections" ("SFAS 145"). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The Company adopted SFAS 145 on April 1, 2003. Upon adoption, there was no material impact to the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

[Table of Contents]

Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FIN 45 on April 1, 2003. Upon adoption, there was no material impact to the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation". In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended March 31, 2003 and the interim disclosure requirements beginning April 1, 2003. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its condensed consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the Company's second fiscal quarter beginning July 1, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its condensed consolidated financial statements.

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	June 30,
	2003	2003
Trade	$157,059	$154,983
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(32,668)	(31,758)
	$124,391	$123,225

[Table of Contents]

3. Inventories:

Inventories consisted of:

	March 31,	June 30,
	2003	2003
Finished goods	$90,272	$91,852
Work in process	95,402	100,513
Raw materials and supplies	173,065	187,418
	$358,739	$379,783

4. Restructuring Charges:

The Company incurred $2,811 of restructuring charges, during the three months ended June 30, 2003, for employee separations covering 160 production, technical, administrative and support employees in all geographic regions. As of June 30, 2003, the Company eliminated all 160 positions and $2,280 of the severance costs have been paid, while the remainder of the accrual is expected to be paid during this fiscal year.

The Company recorded $11,146 of restructuring charges for employee separation costs during the fiscal year ended March 31, 2002. As of June 30, 2003, $10,071 of the severance costs have been paid. The remaining accrual of $1,075 includes $810 of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid within the next twelve months.

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

During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. The carrying value of related inventories and future purchase commitments may be subject to adjustment depending upon market conditions and prices for the Company's related products.

[Table of Contents]

6. Comprehensive Income:

Comprehensive income represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components net income (loss) and deferred gains and losses resulting from foreign currency translation and qualified foreign currency cash flow hedges.

Comprehensive income for the three months ended June 30, 2002 and 2003, includes the following components:

	Three Months
	2002	2003
Net income (loss)	$1,310	$(15,941)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	41,633	35,658
Foreign currency cash flow hedges	939	565
Comprehensive income	$43,882	$20,282

The accumulated balance of comprehensive income as of June 30, 2002 and 2003 is as follows:

	Three Months
	2002	2003
Balance at beginning of period	$(29,177)	$6,202
Foreign currency translation adjustment	41,633	35,658
Foreign currency cash flow hedges	939	565
Balance at end of period	$13,395	$42,425

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three months ended June 30, 2002 and 2003:

	2002	2003
Basic weighted average shares outstanding	174,740,285	173,700,945
Diluted weighted average shares and potential common stock equivalents outstanding	175,686,449	173,700,945

[Table of Contents]

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, for the three months ended June 30, 2002 and 2003, were:

2002	2003
341,464	1,656,959

Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 310,569 for the three months ended June 30, 2003.

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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The tables below present information about reported segments for the three months ended June 30, 2002 and 2003:

	Three Months
	2002	2003
Net sales:
Passive components	$271,246	$231,267
Connectors	23,633	25,388
Total	$294,879	$256,655

	Three Months
	2002	2003
Operating profit (loss):
Passive components	$4,441	$(13,492)
Connectors	2,635	2,691
Research & development	(5,221)	(3,623)
Corporate administration	(3,696)	(5,445)
Total	$(1,841)	$(19,869)

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three months ended June 30, 2002 and 2003:

[Table of Contents]

	Three Months
	2002	2003
Net sales:
Americas	$113,049	$91,761
Europe	70,174	70,885
Asia	111,656	94,009
Total	$294,879	$256,655

9. Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of accounting for stock-based compensation. We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS 123, net income would have been changed to the pro forma amounts set forth below for the three months ended June 30, 2002 and 2003:

	Three months
	2002	2003
Net income (loss):
As reported	$1,310	$(15,941)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,099)	(1,044)
Pro forma net income (loss)	$211	$(16,985)

Earnings (loss) per share:
Basic - as reported	$0.01	$(0.09)
Basic - pro forma	$0.00	$(0.10)
Diluted - as reported	$0.01	$(0.09)
Diluted - pro forma	$0.00	$(0.10)

Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically four years.

[Table of Contents]

10. Subsequent Event:

On July 22, 2003, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2003. The dividend will be paid to stockholders of record on August 8, 2003 and will be disbursed on August 15, 2003.

[Table of Contents]

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2004, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2003, that could cause actual results to differ materially from those expressed in or implied by the information or statements. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

The Company is not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Exchange Act of 1934 and, to the extent it may be applicable by the way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Critical Accounting Policies and Estimates

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

[Table of Contents]

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

New Accounting Standards

See Note 1, "New Accounting Standards", in our Notes to Consolidated Financial Statements for a detailed discussion of new accounting standards that were adopted by the Company in fiscal 2004.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales

Net sales in the three months ended June 30, 2003 decreased $38.2 million, or 13.0%, to $256.7 million from $294.9 million in the three months ended June 30, 2002. Passive component sales declined 14.7% from $271.3 million to $231.3 million, while connector sales increased 7.6% from $23.6 million to $25.4 million for the periods ended June 30, 2002 and 2003, respectively. The sales decline in passive components was due to continued pricing pressure for commodity related products and the continuing trend toward smaller part sizes resulting in overall lower average selling prices. In addition, continued weakness in the end-user market, particularly telecommunications, led to lower unit sales when compared to the same period last year. The increase in connector sales was attributable to new programs coming on-line, particularly in the automotive market. Geographically, compared to the same period last year, sales as a percentage of total sales declined 1.3% in Asia and 2.5% in the Americas, offset by an increase of 3.8% in Europe. On an actual sales dollar basis, compared to the same period last year, sales in Europe were relatively flat while sales in the Americas and Far East were impacted to a greater degree by lower selling prices, product mix and geopolitical conditions leading to declines in sales of 18.8% and 15.8%, respectively.

Gross Profit

Gross profit in the three months ended June 30, 2003 declined $17.2 million to 1.6% of net sales, or $4.0 million, compared to 7.2% of net sales, or $21.2 million, in the three months ended June 30, 2002. Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices and higher raw material cost, particularly for tantalum powder, and the negative effects of currency translation on the costs incurred in the Company's foreign operations resulting from the weakened U.S. dollar. Gross profit continues to be affected by costs for its China start-up operations and other transfer costs as the Company moves production to lower cost regions.

[Table of Contents]

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2003 were $21.1 million (8.2% of net sales) compared with $23.0 million (7.8% of net sales) in the three months ended June 30, 2002. The decrease in selling, general and administrative expenses was a result of ongoing cost saving measures, including headcount reductions, combined with decreased selling expenses resulting from lower sales. These cost reductions were partially offset by higher costs due to the negative effects of currency translation on the selling, general and administrative costs incurred in the Company's foreign operations resulting from the weakened U.S. dollar.

Restructuring

The operating results include restructuring charges of $2.8 million related to worldwide headcount reductions from employee terminations and early retirement programs affecting approximately 160 employees. The Company expects to record additional restructuring and other charges in the future resulting from further global workforce reductions and facility reorganizations as it continues to address its cost structure in relation to the economic and business environment in which it operates.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of $19.9 million in the three months ended June 30, 2003 compared to a loss from operations of $1.8 million in the three months ended June 30, 2002.

Income Taxes

The Company's effective tax benefit for the period ended June 30, 2003 was essentially 0% as tax benefits for losses incurred in certain countries were offset by the nondeductability of operating losses for certain European and Far East operations. The tax benefit for the period ended June 30, 2003 included $0.5 million from the favorable resolution of certain prior year tax matters. This compares to an effective tax rate of 37.5% for the period ended June 30, 2002 that included a $0.5 million one-time state tax refund, net of federal tax, resulting from a multiple year high technology investment tax credit offset by the nondeductability of operating losses for certain European operations.

Net Income (Loss)

The net loss for the three month period ended June 30, 2003 was $(15.9) million compared to net income of $1.3 million for the three month period ended June 30, 2002. The decrease in net income was a result of the factors set forth above and lower interest income on invested cash due to lower interest rates.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. We expect the uncertainty in the global economy to lead to continued soft demand through at least the next quarter. We also expect a continued, but more modest, decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's supply capacity and end market

[Table of Contents]

demand. During fiscal 2001, in order to reduce the risk of interruption of supply, we entered into a long-term contract for the supply of a portion of our anticipated annual material requirement. Prices under the contract exceed current market prices for tantalum powder. If forecasted demand does not develop or if average capacitor selling prices decline, quantities on hand and purchase commitments could lead to write-downs of materials to net realizable values and adjustments to future purchase commitments.

In reaction to the slow down in near-term demand, the Company has implemented global workforce reduction programs and other measures to reduce operating costs. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company expects to record additional restructuring and other charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

Despite the current uncertainties, we are optimistic that opportunities for long-term growth and improved profitability exist due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through internally generated funds. As of June 30, 2003, the Company had a current ratio of 6.72 to 1, $682.9 million of cash, cash equivalents and securities investments, $1,475.6 million of stockholders' equity and an insignificant amount of debt.

Net cash used in operating activities was $17.8 million in the three months ended June 30, 2003 compared to $23.7 million of cash provided from operations in the three months ended June 30, 2002. The decrease in cash flow was a result of the increased net loss, increased inventories and other changes in net working capital during the three months ended June 30, 2003.

Purchases of property and equipment were $8.1 million in the three-month periods ended June 30, 2003 and June 30, 2002. Expenditures for both periods were primarily for expanding passive component and connector production capabilities in lower cost regions and process improvements of the passive component product lines.

Although the majority of the Company's funding is internally generated, certain European subsidiaries of the Company have from time to time borrowed local currencies under various bank agreements.

Based on the financial condition of the Company as of June 30, 2003, the Company believes that cash on hand and expected to be generated from operating activities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made during the year. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Additional information concerning the Company's material commitments and contingencies can be found in Notes 12 and 16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

[Table of Contents]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at June 30, 2003 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), AVX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), AVX management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.
PART II:	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

There were no material developments, in the three months ended June 30, 2003, in any legal proceedings reported on in Part I, Item 3 of the Company's Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 22, 2003 for the purpose of electing four directors and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class II directors with terms expiring at the Annual Meeting in July of 2006 was approved with the following vote:

		Shares Voted "For"	Shares "Withheld"
Class II	John S. Gilbertson	163,456,634	6,309,823
Class II	Michihisa Yamamoto	164,618,451	6,309,823
Class II	Rodney N. Lanthorne	164,618,351	5,148,106
Class II	Carroll A. Campbell, Jr.	160,423,205	9,342,252

[Table of Contents]

The following is a summary of directors who were not up for election and continue in office:

Class I	Kazuo Inamori
Class I	Kensuke Itoh
Class I	Benedict P. Rosen
Class I	Richard Tressler
Class III	Yasuo Nishiguchi
Class III	Masahiro Umemura
Class III	Yuzo Yamamura
Class III	Donald B. Christiansen

Proposal 2:

Ratification of appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants for fiscal 2004 was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
168,185,562	1,505,896	74,999

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Form of Rule 13a-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.
31.2	Certification of Chief Financial Officer Pursuant to Form of Rule 13a-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2003.
(b) Reports on Form 8-K:
(i)	The Registrant filed a report on Form 8-K, dated April 30, 2003, announcing the Company's financial results for the fourth quarter and full year ended March 31, 2003.

[Table of Contents]

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003

AVX Corporation

By:	/s/ Kurt P. Cummings
Kurt P. Cummings Vice President, Chief Financial Officer, Treasurer and Secretary