Form 10-Q
period 2003-09-30
AVX CORP
filed 2003-11-12
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, par value $0.01 per share	173,596,968

AVX CORPORATION

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,	September 30,
	2003	2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$504,866	$476,376
Short-term investments in securities	-	60,000
Accounts receivable:
Trade	124,391	128,367
Affiliates	3,628	3,503
Inventories	358,739	324,513
Deferred income taxes	23,257	24,873
Prepaid and other	63,076	74,309
Total current assets	1,077,957	1,091,941
Long-term investments in securities	210,631	141,695
Property and equipment:
Land	20,613	21,073
Buildings and improvements	214,045	220,896
Machinery and equipment	1,064,543	1,099,837
Construction in progress	16,555	19,553
	1,315,756	1,361,359
Accumulated depreciation	(988,056)	(1,056,058)
	327,700	305,301
Goodwill, net	68,203	68,802
Other assets	16,022	44,371
Total Assets	$1,700,513	$1,652,110
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,422	$2,487
Accounts payable:
Trade	79,261	68,675
Affiliates	36,013	39,594
Income taxes payable	5,410	12,076
Accrued payroll and benefits	32,639	33,859
Accrued expenses	28,812	43,054
Total current liabilities	185,557	199,745
Other liabilities	51,800	67,484
Total Liabilities	237,357	267,229
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2003 and September 2003
Additional paid-in capital	343,281	342,987
Retained earnings	1,146,291	1,040,130
Accumulated other comprehensive income	6,202	36,093
Common stock in treasury, at cost, 2,607 (March 2003) and 2,782 (September 2003) shares	(34,382)	(36,093)
Total Stockholders' Equity	1,463,156	1,384,881
Total Liabilities and Stockholders' Equity	$1,700,513	$1,652,110

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data)

	Three Months ended September 30,		Six Months ended September 30,
	2002	2003	2002	2003

Net sales	$295,425	$267,286	$590,304	$523,941
Cost of sales	272,853	266,258	546,535	518,904
Materials charge	-	87,720	-	87,720
Gross profit (loss)	22,572	(86,692)	43,769	(82,683)
Selling, general and administrative expenses	23,874	19,910	46,912	40,977
Restructuring charges	-	1,652	-	4,463
Profit (loss) from operations	(1,302)	(108,254)	(3,143)	(128,123)
Other income (expense):
Interest income	4,402	2,513	8,857	5,945
Interest expense	(358)	(108)	(738)	(227)
Other, net	115	(10)	(23)	105
Income (loss) before income taxes	2,857	(105,859)	4,953	(122,300)
Provision (benefit) for income taxes	1,863	(28,863)	2,649	(29,363)
Net income (loss)	$994	$(76,996)	$2,304	$(92,937)

Income (loss) per share:
Basic	$0.01	$(0.44)	$0.01	$(0.54)
Diluted	$0.01	$(0.44)	$0.01	$(0.54)

Dividends declared per share	$0.038	$0.038	$0.075	$0.075

Weighted average number of common shares outstanding:
Basic	174,563	173,598	174,651	173,649
Diluted	174,902	173,598	175,333	173,649

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months ended September 30,
	2002	2003
Operating Activities:
Net income (loss)	$2,304	$(92,937)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	60,781	47,538
Deferred income taxes	(2,429)	(24,268)
Materials charge	-	87,720
Changes in operating assets and liabilities:
Accounts receivable	2,588	(820)
Inventories	23,671	(7,754)
Accounts payable and accrued expenses	(1,257)	(8,751)
Income taxes payable	(11,572)	(6,709)
Other assets and liabilities	(6,372)	(1,668)
Net cash provided (used) by operating activities	67,714	(7,649)

Investing Activities:
Purchases of property and equipment	(16,458)	(14,457)
Redemptions (purchases) of investment securities	(156,030)	8,875
Other	(120)	-
Net cash used by investing activities	(172,608)	(5,582)

Financing Activities:
Repayment of debt	(6,539)	(2,811)
Proceeds from issuance of debt	8,583	1,620
Dividends paid	(13,105)	(13,224)
Purchase of treasury stock	(5,985)	(2,484)
Exercise of stock options	1,041	475
Net cash used in financing activities	(16,005)	(16,424)

Effect of exchange rate changes on cash	664	1,165
Net decrease in cash and cash equivalents	(120,235)	(28,490)
Cash and cash equivalents at beginning of period	601,910	504,866
Cash and cash equivalents at end of period	$481,675	$476,376
See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or "the Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheet, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

[Table of Contents]

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company warrants to the original purchaser of its products that it will repair or replace, without charge, products if they fail due to a manufacturing defect. The Company's historical claims experience has not been material. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory and direct costs related to replacement, if applicable. The Company believes that the amounts accrued are reasonable. Accordingly, upon adoption, there was no material impact to the Company.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Upon adoption, there was no material impact to the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's second fiscal quarter beginning July 1, 2003. Upon adoption, there was no material impact to the Company.

[Table of Contents]

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	September 30,
	2003	2003
Trade	$157,059	$160,792
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(32,668)	(32,425)
	$124,391	$128,367

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

The Company's distributor policy includes inventory price protection and "ship-from-stock and debit" programs. The price protection protects the value of the distributors' inventory in the event the Company reduces its published selling prices to distributors and the Company records a sales allowance for price protection when it is authorized. The ship-from-stock and debit program provides a mechanism for the distributor to meet a competitive price after obtaining authorization from the Company. This program allows the distributor to ship its higher-priced inventory and debit the Company for the difference between AVX's list price and the lower authorized price for that specific transaction. At the time that the Company authorizes the ship-from-stock and debit, it records a sales allowance based on the amount of distributors' inventory of the Company's products and historical experience. Each distributor sale under this program requires specific Company authorization.

3. Inventories:

Inventories consisted of:

	March 31,	September 30,
	2003	2003
Finished goods	$90,272	$79,594
Work in process	95,402	95,856
Raw materials and supplies	173,065	149,063
	$358,739	$324,513

During the quarter ended September 30, 2003, the Company recorded a materials charge. See Note 4.

[Table of Contents]

4. Materials Charge:

During the quarter ended September 30, 2003, the Company determined that due to the current mix of tantalum components produced and the sustained decline in sales prices for such components, the carrying value of its current inventory and future purchase commitments under a long-term supply agreement for tantalum materials exceeded the materials' realizable value. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's current inventory of tantalum materials (primarily raw materials) were $48,279. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39,441 which consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge currently. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

5. Restructuring Charges:

The Company incurred $4,106 of restructuring charges during the six months ended September 30, 2003, for employee separations covering 300 production, technical, administrative and support employees in all geographic regions, of which $1,295 was incurred during the three months ended September 30, 2003 covering 140 production, technical, administrative and support employees in all geographic regions. As of September 30, 2003, the Company eliminated substantially all of the positions and $3,430 of the severance costs have been paid, while the remaining $676 of the accrual is expected to be paid within the next twelve months. The restructuring charges were incurred as part of the cost reduction programs currently being implemented by the Company.

[Table of Contents]

Activity related to these costs is as follows:

Workforce Reductions

Restructuring Expense	$4,106
Utilized	3,430
Balance at September 30, 2003	$676

The Company recorded $11,146 of restructuring charges for employee separation costs and $13,500 for facility consolidations during the fiscal year ended March 31, 2002. As of September 30, 2003, all related positions have been eliminated and $10,326 of the severance costs have been paid. The remaining accrual of $820 includes $569 of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid within the next twelve months. During the quarter ended September 30, 2003, the facility consolidation cost estimate was increased by $357. As of September 30, 2003, $200 of the facility consolidation costs are remaining and expected to be paid within the next twelve months.

Activity related to these costs is as follows:

	Workforce Reductions	Facility Consolidations	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(638)	(632)	(1,270)
Changes in estimate	-	357	357
Balance at September 30, 2003	$820	$200	$1,020

6. Commitments and Contingencies:

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

[Table of Contents]

During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2,281 million and $4,427 million of downward price adjustments during the three and six month periods ended September 30, 2003, respectively. During the quarter ended September 30, 2003, the Company recorded a materials charge. See Note 4.

7. Comprehensive Income:

Comprehensive income represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income (loss) for the three and six months ended September 30, 2002 and 2003, includes the following components:

	Three Months		Six Months
	2002	2003	2002	2003
Net income (loss)	$994	$(76,996)	$2,304	$(92,937)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,802	(6,782)	45,435	28,534
Foreign currency cash flow hedges	(1,111)	450	(172)	1,357
Comprehensive income (loss)	$3,685	$(83,328)	$47,567	$(63,046)

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six months ended September 30, 2002 and 2003:

[Table of Contents]

	Three Months		Six Months
	2002	2003	2002	2003
Basic weighted average shares outstanding	174,563	173,598	174,651	173,649
Diluted weighted average shares and potential common stock equivalents outstanding	174,902	173,598	175,333	173,649

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, for the three and six months ended September 30, 2002 and 2003, were:

Three Months		Six Months
2002	2003	2002	2003
1,663	1,182	756	1,424

Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, were 507 and 402 for the three and six months ended September 30, 2003, respectively.

9. Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company has two operating segments: Passive Components and Connectors. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors, varistors and ferrites. Sales and operating results from these business units are shown in the table below and include a $87.7 million materials charge recorded during the quarter ended September 30, 2003. See Note 4. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors. The various components of each of these respective segments are aggregated as they each have similar economic characteristics, products and services, production processes, customer classes and distribution channels. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

The Company evaluates performance of its segments based upon sales and operating results. There are no intersegment revenues. The tables below present information about reported segments for the three and six months ended September 30, 2002 and 2003:

	Three Months		Six Months
	2002	2003	2002	2003
Net sales:
Passive Components	$270,575	$238,982	$541,821	$470,249
Connectors	24,850	28,304	48,483	53,692
Total	$295,425	$267,286	$590,304	$523,941

[Table of Contents]

	Three Months		Six Months
	2002	2003	2002	2003
Operating profit (loss):
Passive Components	$5,137	$(104,401)	$9,578	$(117,893)
Connectors	3,062	3,330	5,697	6,021
Research & development	(5,457)	(3,428)	(10,678)	(7,051)
Corporate administration	(4,044)	(3,755)	(7,740)	(9,200)
Total	$(1,302)	$(108,254)	$(3,143)	$(128,123)

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and six months ended September 30, 2002 and 2003:

	Three Months		Six Months
	2002	2003	2002	2003
Net sales:
Americas	$113,677	$89,845	$226,726	$181,606
Europe	77,066	70,000	147,240	140,885
Asia	104,682	107,441	216,338	201,450
Total	$295,425	$267,286	$590,304	$523,941

10. Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of accounting for stock-based compensation. We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS 148, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS 123. If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS 123, net income would have been changed to the pro forma amounts set forth below for the three and six months ended September 30, 2002 and 2003:

[Table of Contents]

	Three Months		Six Months
	2002	2003	2002	2003
Net income (loss):
As reported	$994	$(76,996)	$2,304	$(92,937)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,128)	(1,105)	(2,227)	(2,149)
Pro forma net income (loss)	$(134)	$(78,101)	$77	$(95,086)

Earnings (loss) per share:
Basic - as reported	$0.01	$(0.44)	$0.01	$(0.54)
Basic - pro forma	$0.00	$(0.45)	$0.00	$(0.55)
Diluted - as reported	$0.01	$(0.44)	$0.01	$(0.54)
Diluted - pro forma	$0.00	$(0.45)	$0.00	$(0.55)

For purposes of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for options granted during the three and six month periods ended September 30, 2002 and 2003:

	Three Months		Six Months
	2002	2003	2002	2003

Expected life in years	4	*	4	4
Risk free interest rate	2.34%	*	3.19%	1.43%
Expected volatility	59.9%	*	59.9%	59.8%
Dividend yield	1.31%	*	0.98%	1.38%

* No options were issued during this period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period, which is typically four years.

11. Subsequent Event:

On October 31, 2003, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2003. The dividend will be paid to stockholders of record on November 7, 2003 and will be disbursed on November 14, 2003.

[Table of Contents]

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's consolidated financial statements and notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

[Table of Contents]

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

New Accounting Standards

See Note 1, "New Accounting Standards", in our Notes to Consolidated Financial Statements for a detailed discussion of new accounting standards.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales

Net sales in the three months ended September 30, 2003 decreased $28.1 million, or 9.5%, to $267.3 million from $295.4 million in the three months ended September 30, 2002. Passive component sales declined 11.7% to $239.0 million from $270.6 million, while connector sales increased 13.9% to $28.3 million from $24.9 million for the periods ended September 30, 2003 and 2002, respectively. The sales decline in passive components was due to continued pricing pressure as prices for commodity related products declined in combination with a sales mix favoring smaller part sizes resulting in overall lower average selling prices, partially offset by increased sales volumes. The sales prices, particularly for commodity related products, declined due to the industry's manufacturing capacity exceeding end market demand. The increase in connector sales was attributable to increased unit sales resulting from new programs that came on-line earlier this year, particularly in the automotive market. Both the passive components and connector unit sales benefited from seasonal strength in the telecommunications and consumer product industries.

The Company's sales through distribution increased to 37.2% for the period ended September 30, 2003 compared to 32.3% for the period ended September 30, 2002, reflecting more normalized supply chain inventory levels when compared to the same period last year. Geographically, compared to the same period last year, sales as a percentage of total sales declined 4.9% in the Americas, offset by an increase of 4.8% in Asia and a relatively flat percentage in Europe. On an actual sales dollar basis, compared to the same period last year, sales in Asia, which benefited from higher volume, increased 2.6%, while sales in Europe and the Americas declined 9.2% and 21.0%, respectively, as they were impacted to a greater degree by continued pricing pressure and lower average selling prices resulting from changes in product mix.

[Table of Contents]

Gross Profit (Loss)

Gross profit (loss) in the three months ended September 30, 2003 declined $109.3 million to $(86.7) million, compared to $22.6 million in the three months ended September 30, 2002. The results for the period ended September 30, 2003 include a materials charge of $87.7 million for the write-down of current tantalum materials and future tantalum purchase commitments. See the discussion below of the tantalum materials charge. Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices, a sales mix favoring smaller part sizes and high tantalum raw material costs. The Company continues to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from manufacturing locations in the Americas and Europe.

Materials Charge

During the quarter ended September 30, 2003, the Company determined that due to the current mix of tantalum components produced and the sustained decline in sales prices for such components, the carrying value of its current inventory and future purchase commitments under a long-term supply agreement for tantalum materials exceeded the materials' realizable value. Accordingly, the Company recorded a pre-tax charge of $87.7 million, (or $61.4 million and $0.35 per share on an after-tax basis), to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's current inventory of tantalum materials (primarily raw materials) were $48.3 million. Also, included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39.4 million which consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge currently. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

[Table of Contents]

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2003 were $19.9 million (7.4% of net sales) compared with $23.9 million (8.1% of net sales) in the three months ended September 30, 2002. The decrease in selling, general and administrative expenses was a result of ongoing cost saving measures, including headcount reductions, combined with decreased selling expenses resulting from lower sales. Additionally, research and development expenses declined $2.0 million as certain new products were transferred from development into production.

Restructuring

The operating results include restructuring charges of $1.7 million, (or $1.3 million and $0.01 per share on an after-tax basis), $1.3 million of which related to worldwide headcount reductions across all geographic regions from employee terminations affecting approximately 140 employees and $0.4 million of additional costs related to completion of a previous facility closure. The Company expects to record additional restructuring and other charges in the future resulting from further global workforce reductions and facility reorganizations as it continues to address its cost structure in relation to the economic and business environment in which it operates.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of $108.3 million in the three months ended September 30, 2003 compared to a loss from operations of $1.3 million in the three months ended September 30, 2002.

Income Taxes

The Company's effective tax benefit for the period ended September 30, 2003 was 27.3% as tax benefits resulting from operating losses for certain European and Far East operations were offset by valuation allowances. The Company provides allowances where there is greater likelihood of not realizing the future tax benefits of net operating losses. This compares to an effective tax rate of 65.2% for the period ended September 30, 2002, which also included valuation allowances recorded to offset future benefits resulting from operating losses for certain European and Far East operations.

Net Income (Loss)

The net loss for the three month period ended September 30, 2003 was $(77.0) million compared to net income of $1.0 million for the three month period ended September 30, 2002. The decrease in net income was a result of the factors set forth above and lower interest income on invested cash due to lower interest rates.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Net Sales

Net sales in the six months ended September 30, 2003 decreased 11.2% to $523.9 million from $590.3 million in the six months ended September 30, 2002. Passive component sales declined 13.2% to $470.2 million from $541.8 million, while connector sales increased 10.7% to $53.7 million from $48.5 million for the six-month period ended September 30, 2003 compared to the six-month period ended September 30, 2002. The decline in sales was primarily a result of lower selling prices for certain commodity related products and a sales mix favoring smaller part sizes, which traditionally have lower average selling prices. Although more units were sold in the six-month period ended September 30, 2003 for the passive component segment, sales prices declined due to the industry's manufacturing capacity exceeding end market demand. The increase in connector sales was attributable to increased unit sales resulting from new programs that came on-line during the current fiscal year, particularly in the automotive market.

[Table of Contents]

The Company's sales through distribution increased to 37.8% for the six-month period ended September 30, 2003, compared to 33.9% for the six-month period ended September 30, 2002, reflecting more normalized supply chain inventory levels when compared to the same period last year. Geographically, compared to the same period last year, sales as a percentage of total sales declined 3.7% in the Americas, offset by an increase of 1.7% in Asia and 2.0% in Europe. On an actual sales dollar basis, compared to the same period last year, sales declined 19.9% in the Americas, 6.9% in Asia and 4.3% in Europe due to continued pricing pressure on commodity related products and a sales mix favoring smaller case size products that have lower average selling prices.

Gross Profit (Loss)

Gross profit (loss) in the six months ended September 30, 2003 declined $126.5 million to $(82.7) million from $43.8 million in the six months ended September 30, 2002. The results for the six-month period ended September 30, 2003 include a materials charge of $87.7 million recorded during the second quarter for the write-down of current tantalum materials and future tantalum purchase commitments. See the discussion below of the tantalum materials charge. Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices, a sales mix favoring smaller part sizes and high tantalum raw material costs. The Company continues to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from manufacturing operations in the Americas and Europe.

Materials Charge

During the six month period ended September 30, 2003, the Company determined that due to the current mix of tantalum components produced and decreased sales prices for such components, the carrying value of its current inventory and future purchase commitments under a long-term supply agreement for tantalum materials exceeded the materials' realizable value. Accordingly, the Company recorded a pre-tax charge of $87.7 million, (or $61.4 million and $0.35 per share on an after-tax basis), to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's current inventory of tantalum materials (primarily raw materials) were $48.3 million. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials at $39.4 million which consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively.

[Table of Contents]

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge currently. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended September 30, 2003 were $41.0 million compared with $46.9 million in the six months ended September 30, 2002. Selling, general and administrative expenses for the six months ended September 30, 2003 were 7.8% of net sales compared to 7.9% for the six months ended September 30, 2002. The decline in selling, general and administrative expenses, in terms of dollars and as a percentage of sales, was due to the reduction in headcount and operating expenses, as well as lower sales commissions to independent manufacturers' representatives. Additionally, research and development expenses declined $3.6 million as certain new products were transferred from development into production.

Restructuring

Operating results for the six-month period ended September 30, 2003 include restructuring charges of $4.5 million, (or $3.2 million and $0.02 per share on an after-tax basis), of which $4.1 million was related to worldwide headcount reductions across all geographic regions from employee terminations affecting approximately 300 employees and $0.4 million of additional costs related to the completion of a previous facility closure. The Company expects to record additional restructuring and other charges in the future resulting from further global workforce reductions and facility reorganizations as it continues to address its cost structure in relation to the economic and business environment in which it operates.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of $128.1 million in the six months ended September 30, 2003 compared to a loss from operations of $3.1 million in the six months ended September 30, 2002.

Income Taxes

The effective tax benefit for the six months ended September 30, 2003 was 24.0% as tax benefits resulting from operating losses for certain European and Far East operations were offset by valuation allowances recorded. The Company provides allowances where there is greater likelihood of not realizing the future tax benefits of net operating losses. This compares to an effective tax rate of 53.5% for the six-month period ended September 30, 2002 that included valuation allowances recorded to offset future benefits resulting from operating losses for certain European and Far East operations, partially offset by a $0.5 million one-time state tax refund, net of federal tax, resulting from a multiple year high technology investment tax credit received during the quarter ended June 30, 2002.

[Table of Contents]

Net Income (Loss)

Net loss in the six months ended September 30, 2003 was $(92.9) million compared to net income of $2.3 million in the six months ended September 30, 2002. The decrease in net income was a result of the factors set forth above, partially offset by lower interest income on invested cash due to lower interest rates.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. We expect a continued, but more modest, decline in average selling prices for certain commodity related products resulting from the imbalance of the industry's manufacturing capacity and end market demand. As unit sales have increased during the last several quarters, the industry's manufacturing capacity utilization has steadily increased. This should help stabilize selling prices. During the quarter ended September 30, 2003, the Company recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge currently. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the write-downs on gross profit in any individual reporting period.

In reaction to the slow down in demand, the Company has implemented global workforce reduction programs and other measures to reduce operating costs. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company expects to record additional restructuring and other charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

Despite the current uncertainties, we are optimistic that opportunities for long-term growth and improved profitability exist due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

[Table of Contents]

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments. As of September 30, 2003, the Company had a current ratio of 5.47 to 1, $678.1 million of cash, cash equivalents and securities investments, $1,384.9 million of stockholders' equity and an insignificant amount of debt.

Net cash used in operating activities was $7.6 million in the six months ended September 30, 2003 compared to $67.7 million of cash provided from operations in the six months ended September 30, 2002. The decrease in cash flow was a result of the increased net loss, increased inventories, decreased accounts payable and other changes in net working capital during the six months ended September 30, 2003.

Purchases of property and equipment were $14.5 million in the six-month period ended September 30, 2003 and $16.5 million in the six-month period ended September 30, 2002. Expenditures for both periods were primarily for transferring passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of some specialty and connector products.

Although the majority of the Company's funding is internally generated through operations and cash from investments, certain European subsidiaries of the Company have from time to time borrowed local currencies under a bank agreement.

Based on the financial condition of the Company as of September 30, 2003, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Additional information concerning the Company's material commitments and contingencies can be found in Notes 12 and 16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure at September 30, 2003 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2003.

[Table of Contents]

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), AVX management, including John S. Gilbertson, Chief Executive Officer, and Kurt P. Cummings, Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, each of Messrs. Gilbertson and Cummings concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

In connection with the evaluation required by Rule 13a-15(d), AVX management, including Messrs. Gilbertson and Cummings, concluded that no changes in the Company's internal control over financial reporting occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

[Table of Contents]

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments, in the three months ended September 30, 2003, in any legal proceedings reported on in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.
32

Certification of John S. Gilbertson, Chief Executive Officer and Kurt P. Cummings, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

(b) Reports on Form 8-K:
(i)

The Company furnished a Current Report on Form 8-K furnished under Items 9 and 12 - Regulation FD Disclosure and Financial Condition and Results of Operations, dated July 25, 2003, announcing the Company's consolidated financial results for the quarter ended June 30, 2003.

(ii)	The Company filed a Current Report on Form 8-K under Item 5 - Other Events and Required FD Disclosure, dated September 19, 2003, announcing the Company's charge for tantalum materials.

[Table of Contents]

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

AVX Corporation

By:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary