Form 10-Q
period 2003-12-31
AVX CORP
filed 2004-02-17
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2003.

____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction	(IRS Employer ID No.)
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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2004
Common Stock, par value $0.01 per share	173,646,831

AVX CORPORATION

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,	December 31,
	2003	2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$504,866	$485,473
Short-term investments in securities	-	60,000
Accounts receivable:
Trade	124,391	138,118
Affiliates	3,628	6,353
Inventories	358,739	300,467
Deferred income taxes	23,257	26,669
Prepaid and other	63,076	84,264
Total current assets	1,077,957	1,101,344
Long-term investments in securities	210,631	138,984
Property and equipment:
Land	20,613	20,241
Buildings and improvements	214,045	221,816
Machinery and equipment	1,064,543	1,116,464
Construction in progress	16,555	26,265
	1,315,756	1,384,786
Accumulated depreciation	(988,056)	(1,088,360)
	327,700	296,426
Goodwill, net	68,203	69,509
Other assets	16,022	43,911
Total Assets	$1,700,513	$1,650,174
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,422	$3,968
Accounts payable:
Trade	79,261	56,098
Affiliates	36,013	39,602
Income taxes payable	5,410	10,464
Accrued payroll and benefits	32,639	34,449
Accrued expenses	28,812	43,017
Total current liabilities	185,557	187,598
Other liabilities	51,800	64,600
Total Liabilities	237,357	252,198
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued and outstanding, 176,368 shares for March 2003 and December 2003
Additional paid-in capital	343,281	342,884
Retained earnings	1,146,291	1,025,343
Accumulated other comprehensive income	6,202	63,717
Common stock in treasury, at cost, 2,607 (March 2003) and 2,754 (December 2003) shares	(34,382)	(35,732)
Total Stockholders' Equity	1,463,156	1,397,976
Total Liabilities and Stockholders' Equity	$1,700,513	$1,650,174

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months ended December 31,		Nine Months ended December 31,
	2002	2003	2002	2003

Net sales	$282,625	$296,831	$872,929	$820,772
Cost of sales	269,062	278,939	815,597	797,843
Materials charge	-	-	-	87,720
Gross profit (loss)	13,563	17,892	57,332	(64,791)
Selling, general and administrative expenses	23,024	22,572	69,936	63,549
Restructuring charges	-	7,072	-	11,535
Profit (loss) from operations	(9,461)	(11,752)	(12,604)	(139,875)
Other income (expense):
Interest income	4,458	2,425	13,315	8,370
Interest expense	(265)	(50)	(1,003)	(277)
Other, net	(573)	(334)	(596)	(229)
Income (loss) before income taxes	(5,841)	(9,711)	(888)	(132,011)
Provision (benefit) for income taxes	(5,147)	(1,234)	(2,498)	(30,597)
Net income (loss)	$(694)	$(8,477)	$1,610	$(101,414)

Income (loss) per share:
Basic	$0.00	$(0.05)	$0.01	$(0.58)
Diluted	$0.00	$(0.05)	$0.01	$(0.58)

Dividends declared per share	$0.038	$0.038	$0.113	$0.113

Weighted average number of common shares outstanding:
Basic	174,088	173,602	174,463	173,633
Diluted	174,088	173,602	175,048	173,633

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months ended December 31,
	2002	2003
Operating Activities:
Net income (loss)	$1,610	$(101,414)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	90,620	70,965
Deferred income taxes	-	(21,120)
Materials charge	-	87,720
Non-cash restructuring charge	-	5,112
Changes in operating assets and liabilities:
Accounts receivable	12,139	(12,029)
Inventories	22,314	25,738
Accounts payable and accrued expenses	(544)	(26,510)
Income taxes payable	(24,165)	(15,129)
Other assets and liabilities	(10,643)	(2,282)
Net cash provided (used) by operating activities	91,331	11,051

Investing Activities:
Purchases of property and equipment	(25,623)	(23,729)
Redemptions (purchases) of investment securities	(167,994)	11,587
Other	(180)	-
Net cash used by investing activities	(193,797)	(12,142)

Financing Activities:
Repayment of debt	(21,824)	(6,241)
Proceeds from issuance of debt	8,583	6,728
Dividends paid	(19,625)	(19,534)
Purchase of treasury stock	(8,985)	(2,484)
Exercise of stock options	1,263	695
Net cash used in financing activities	(40,588)	(20,836)

Effect of exchange rate changes on cash	987	2,534
Net decrease in cash and cash equivalents	(142,067)	(19,393)
Cash and cash equivalents at beginning of period	601,910	504,866
Cash and cash equivalents at end of period	$459,843	$485,473

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or "the Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheet, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates, except for the additions or updates below, can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Revenue Recognition

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company ships products to customers based upon firm orders. Shipping and handling costs are included in cost of sales. The Company warrants to the original purchaser of its products that it will repair or replace, without charge, products if they fail due to a manufacturing defect. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory and direct costs related to replacement. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product. A portion of our sales are to independent electronic distributors and are subject to various distributor sales programs. The Company reports provisions for distributor allowances as a reduction in revenue.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return qualified inventory, semi-annually, equal to a certain percentage, generally limited to 5%, of the previous six months net sales. The Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Price Protection Program

The Company may provide price concessions to distributors on certain inventory held by the distributor at our discretion. At the time of authorization, sales allowances are recorded for the difference in price of the inventory on hand at the distributor and the revised selling price from the Company.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. At the time the Company records sales to the distributors, the Company provides an allowance for the estimated future distributor activity related to such sales. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends the Company sees in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.

Distributor Sales Allowance Estimation

At the end of each period, we review the amount of distribution sales allowances. The estimate for distributor sales allowances for the stock rotation and ship and debit programs take into consideration sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends and input from sales, marketing and other key management members. Our actual results approximate our estimates.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value (market) on the date of grant.

[Table of Contents]

As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the pro forma effect of stock-based compensation on net income and earnings per share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period.

The following is the Company's pro forma information for the three and nine months ended December 31, 2002 and 2003:

	Three Months		Nine Months
	2002	2003	2002	2003
Net income (loss):
As reported	$(694)	$(8,477)	$1,610	$(101,414)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,170)	(1,100)	(3,398)	(3,249)
Pro forma net income (loss)	$(1,864)	$(9,577)	$(1,788)	$(104,663)

Earnings (loss) per share:
Basic - as reported	$(0.00)	$(0.05)	$0.01	$(0.58)
Basic - pro forma	$(0.01)	$(0.06)	$(0.01)	$(0.60)
Diluted - as reported	$(0.00)	$(0.05)	$0.01	$(0.58)
Diluted - pro forma	$(0.01)	$(0.06)	$(0.01)	$(0.60)

The following are weighted-average assumptions used for options granted during the three and nine month periods ended December 31, 2002 and 2003:

	Three Months		Nine Months
	2002	2003	2002	2003

Expected life in years	*	*	4	4
Risk free interest rate	*	*	3.19%	1.43%
Expected volatility	*	*	59.9%	59.8%
Dividend yield	*	*	0.98%	1.38%

* No options were issued during this period.

[Table of Contents]

New Accounting Standards:

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements" related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The Company has assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by the Company did not have a material impact on its financial statements.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). SFAS 132 retains the disclosures required by the original SFAS 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revisions to SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS 132 are effective for interim periods beginning after December 15, 2003. The Company is currently assessing the impact of the adoption of SFAS 132.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company warrants to the original purchaser of its products that it will repair or replace, without charge, products if they fail due to a manufacturing defect. The Company's historical claims experience has not been material. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory and direct costs related to replacement. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product. The Company believes that the amounts accrued are reasonable. Accordingly, upon adoption, there was no material impact to the Company.

[Table of Contents]

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The Company adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended March 31, 2003 and the interim disclosure requirements beginning April 1, 2003.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Upon adoption, there was no material impact to the Company.

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

2. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31,	December 31,
	2003	2003
Trade	$157,059	$172,292
Less: allowances for doubtful accounts, sales returns, distributor adjustments and discounts	(32,668)	(34,174)
	$124,391	$138,118

3. Inventories:

Inventories consisted of:

	March 31,	December 31,
	2003	2003
Finished goods	$90,272	$70,877
Work in process	95,402	94,473
Raw materials and supplies	173,065	135,117
	$358,739	$300,467

[Table of Contents]

During the quarter ended September 30, 2003, the Company recorded a materials charge. See Note 4.

4. Materials Charge:

During the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write down to net realizable value of the carrying value of its then current raw materials and work in process inventory and future purchase commitments under a long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials were $43,044 and $5,235 for raw materials and work in process, respectively. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39,441 which consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. These accrued net losses on firm purchase commitments are reflected in the balance sheet as current and non-current liabilities and have been reduced $11,300 to a total of approximately $28,100 at December 31, 2003 as a result of subsequent purchases under the long-term supply agreement. At December 31, 2003, the Company had $91,828 of tantalum raw materials inventory and $139,210 of future purchase commitments under the long-term tantalum supply agreement. See Note 6.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of the Company's supply of tantalum material, and future purchases under the long-term supply agreement. Potential downward price adjustments under the long-term supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that have been taken on the tantalum materials inventory or the charges that have been taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had the Company not taken the charge during the quarter ended September 30, 2003. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

[Table of Contents]

5. Restructuring Charges:

Restructuring charges reflect the cost reduction programs currently being implemented by the Company. These include workforce reductions and facility closures. Restructuring charges are accounted for under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") for charges initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded charges. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

The Company recorded $7,072 of restructuring charges during the three months ended December 31, 2003, comprised of $1,960 for employee separations covering approximately 405 production, technical, administrative and support employees in all geographic regions and $5,112 related primarily to asset write-offs and other facility closure costs primarily in the passive components segment. The Company incurred $11,535 of restructuring charges during the nine months ended December 31, 2003, comprised of $6,423 for employee separations covering approximately 705 production, technical, administrative and support employees in all geographic regions and $5,112 related primarily to asset write-offs and other facility closure costs primarily in the passive components segment. As of December 31, 2003, approximately 595 of the related positions have been eliminated and $5,222 of the severance costs has been paid, while the remaining $1,201 of the accrual is expected to be paid within the next twelve months.

Activity related to these costs is as follows:

	Workforce	Facility
	Reductions	Closures	Total
Restructuring Expense	$6,423	$5,112	$11,535
Utilized	(5,222)	(5,112)	(10,334)
Balance at December 31, 2003	$1,201	$-	$1,201

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. As of December 31, 2003, all related positions have been eliminated and $10,434 of the severance costs has been paid. The remaining accrual of $712 includes $569 of long-term payments to be paid under an early retirement program, while the remainder is expected to be paid within the next twelve months. During the quarter ended September 30, 2003, the facility closures cost estimate was increased by $357. As of December 31, 2003, $196 of the facility closures costs is remaining and expected to be paid within the next twelve months.

[Table of Contents]

Activity related to these costs is as follows:

	Workforce	Facility
	Reductions	Closures	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(746)	(636)	(1,382)
Changes in Estimate	-	357	357
Balance at December 31, 2003	$712	$196	$908

6. Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that its reserves of approximately $2,500 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2,663 and $7,089 of downward price adjustments during the three and nine month periods ended December 31, 2003, respectively. At December 31, 2003, future purchase commitments under the tantalum supply agreement are approximately $26,808 in fiscal 2004, $64,230 in fiscal 2005 and $48,172 in fiscal 2006. During the quarter ended September 30, 2003, the Company recorded a materials charge in connection with the tantalum supply agreement. See Note 4. In connection with the materials charge, the Company has remaining reserves of $28,100 at December 31, 2003 for the write-down of future purchase commitments under the tantalum supply agreement.

[Table of Contents]

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the Superior Court on April 17, 2003, restating its affirmative claims for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claim against Cabot.

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

Comprehensive income (loss) for the three and nine months ended December 31, 2002 and 2003 includes the following components:

	Three Months		Nine Months
	2002	2003	2002	2003
Net income (loss)	$(694)	$(8,477)	$1,610	$(101,414)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,609	27,441	58,044	55,972
Foreign currency cash flow hedges	822	185	650	1,542
Comprehensive income (loss)	$12,737	$19,149	$60,304	$(43,900)

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

[Table of Contents]

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine months ended December 31, 2002 and 2003:

	Three Months		Nine Months
	2002	2003	2002	2003
Basic weighted average shares outstanding	174,088	173,602	174,463	173,633
Diluted weighted average shares and potential common stock equivalents outstanding	174,088	173,602	175,048	173,633

Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, for the three and nine months ended December 31, 2002 and 2003, were:

Three Months		Nine Months
2002	2003	2002	2003
1,900	713	1,018	1,144

Common stock equivalents, not included in the computation of diluted earnings per share because the effect would have been antidilutive, for the three and nine months ended December 31, 2002 and 2003, were:

Three Months		Nine Months
2002	2003	2002	2003
275	789	-	545

9. Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company has two operating segments: Passive Components and Connectors. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors, varistors and ferrites. Sales and operating results from these business units are shown in the table below and the operating results for the nine month period ended December 31, 2003 include an $87,720 materials charge recorded during the quarter ended September 30, 2003. See Note 4. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors. The various components of each of these respective segments are aggregated as they each have similar economic characteristics, products and services, production processes, customer classes and distribution channels. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

The Company evaluates performance of its segments based upon sales and operating results. There are no intersegment revenues. The tables below present information about reported segments for the three and nine months ended December 31, 2002 and 2003:

[Table of Contents]

	Three Months		Nine Months
	2002	2003	2002	2003
Net sales:
Passive Components	$257,951	$265,319	$799,772	$735,568
Connectors	24,674	31,512	73,157	85,204
Total	$282,625	$296,831	$872,929	$820,772

	Three Months		Nine Months
	2002	2003	2002	2003
Operating profit (loss):
Passive Components	$(3,225)	$(7,562)	$6,353	$(125,455)
Connectors	2,459	4,078	8,156	10,099
Research & development	(5,281)	(3,417)	(15,959)	(10,468)
Corporate administration	(3,414)	(4,851)	(11,154)	(14,051)
Total	$(9,461)	$(11,752)	$(12,604)	$(139,875)

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and nine months ended December 31, 2002 and 2003:

	Three Months		Nine Months
	2002	2003	2002	2003
Net sales:
Americas	$105,992	$93,336	$332,717	$274,942
Europe	69,061	75,855	216,301	216,740
Asia	107,572	127,640	323,911	329,090
Total	$282,625	$296,831	$872,929	$820,772

10. Subsequent Event:

On February 3, 2004, the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2003. The dividend will be paid to stockholders of record on February 20, 2004 and will be disbursed on February 27, 2004.

[Table of Contents]

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2004, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2003, that could cause actual results to differ materially from those expressed in or implied by the information or statements. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

The Company is not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by the way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

[Table of Contents]

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates, can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003. During the nine-month period ended December 31, 2003, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

New Accounting Standards

See Note 1, "New Accounting Standards", in our Notes to Consolidated Financial Statements for a detailed discussion of new accounting standards.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy. We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products. In addition to AVX manufactured products, we also sell and distribute certain Kyocera manufactured electronic component and connector products to customers in certain territories outside Japan.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe. Our products are divided into two business segments: passive components and connectors. Within these segments we market five families of products: ceramic products, tantalum products, advanced products, other passive products and connectors.

Our products are marketed worldwide and are primarily sold to manufacturers through our own sales personnel, independent manufacturers' representatives and electronic components distributors. We believe that this combination of distribution channels provides a high level of market penetration and efficient coverage for our customers on a cost-effective basis.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales

Net sales in the three months ended December 31, 2003 increased $14.2 million, or 5.0%, to $296.8 million compared to $282.6 million in the three months ended December 31, 2002. Passive component sales increased $7.3 million, or 2.8%, to $265.3 million from $258.0 million, while connector sales increased $6.8 million, or 27.5%, to $31.5 million from $24.7 million for the three-month periods ended December 31, 2003 and 2002, respectively. The sales increase in passive components was primarily due to an increase in customer orders resulting from a continuing recovery in the electronics business end markets. Compared to the same period last year, passive component unit volumes increased approximately 25%, reflecting increased demand partly due to the continued complexity and increased functionality of electronic products. This increase in volume was partially offset by an overall decline in average selling prices of approximately 18% resulting from changes in product mix and continued pricing pressure on commodity related products resulting from the industry's production capacity exceeding demand. Compared to the same period last year, the increase in connector sales was primarily attributable to new programs that came on-line earlier this year, particularly in the automotive market. Additionally, a portion of our sales in Europe are transacted in various European currencies and as a result of the weakened U.S. dollar, reported sales for the quarter increased approximately $7.7 million compared to the same period last year.

[Table of Contents]

The Company's sales to independent electronic distributors represented 39.8% of total sales for the period ended December 31, 2003, compared to 34.2% for the period ended December 31, 2002. This increase reflects more normalized distribution inventory replenishment and higher sales activity. The Company's sales to distributors involve specific ship and debit, price protection and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $11.6 million, or 9.0% of gross sales to distributors, for the three months ended December 31, 2003 and $10.0 million, or 9.0% of gross sales to distributors, for the three months ended December 31, 2002.

Geographically, compared to the same period last year, sales as a percentage of total sales declined 6.1% in the Americas, offset by increases of 4.9% in Asia and 1.2% in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. On an actual sales dollar basis, compared to the same period last year, sales in Asia and Europe increased 18.7% and 9.8%, respectively, offset by a decline of 11.9% in the Americas. Reported sales in U.S. dollars for Europe reflect the weakness of the U.S. dollar relative to most European currencies. Unit sales volumes increased in all regions compared to the same period last year, particularly in Asia and Europe.

Gross Profit

Gross profit in the three months ended December 31, 2003 increased $4.3 million, or 31.9%, to $17.9 million compared to $13.6 million in the three months ended December 31, 2002. Cost of sales for the three months ended December 31, 2003 reflect improved manufacturing efficiencies as a result of increased volumes, partially offset by lower sales prices and a sales mix favoring smaller part sizes. Additionally, as a result of the negative effect of foreign exchange resulting from the weak U.S. dollar, reported costs of sales for the quarter increased approximately $11.9 million compared to the same period last year. Gross profit benefited from lower tantalum raw material costs as a result of the tantalum materials charge that was recorded during the quarter ended September 30, 2003 (discussed below in the nine-month period ended December 31, 2003 comparative results). The Company also continues to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from manufacturing locations in the Americas and Europe.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2003 were $22.6 million, or 7.6% of net sales, compared with $23.0 million, or 8.1% of net sales, in the three months ended December 31, 2002. The decrease in selling, general and administrative expenses was a result of ongoing cost saving measures, including headcount reductions, partially offset by additional state property tax accruals of $1.5 million and an increase in public company compliance costs resulting from Sarbanes-Oxley Act implementation costs. Additionally, research and development expenses declined $1.9 million due to the transfer from development to production for certain new products.

[Table of Contents]

Restructuring

The operating results include restructuring charges of $7.1 million, or $6.4 million and $0.04 per share on an after-tax basis, primarily related to employee terminations and assets write-offs due to plant closings at manufacturing facilities in Mexico and Taiwan. The Company expects to record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as it continues to address its cost structure and product offerings in relation to the economic and business environment in which it operates.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of $11.8 million in the three months ended December 31, 2003 compared to a loss from operations of $9.5 million in the three months ended December 31, 2002.

Income Taxes

The Company's effective tax rate for the period ended December 31, 2003 was 12.7% as tax benefits resulting from operating and restructuring losses for certain European and Asian operations were offset by valuation allowances. The Company provides allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses. This compares to an effective tax rate of 88.1% for the period ended December 31, 2002, which included a tax benefit of $2.2 million from the favorable resolution of certain tax matters and a $0.5 million one-time state tax refund.

Net Income (Loss)

The net loss for the three-month period ended December 31, 2003 was $8.5 million compared to a net loss of $0.7 million for the three-month period ended December 31, 2002. The decrease in net income was a result of the factors set forth above and lower interest income on invested cash due to lower interest rates and lower cash and securities investment balances.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Net Sales

Net sales in the nine months ended December 31, 2003 decreased 6.0% to $820.8 million from $872.9 million in the nine months ended December 31, 2002. Passive component sales declined 8.0% to $735.6 million from $799.8 million, while connector sales increased 16.4% to $85.2 million from $73.2 million for the nine-month period ended December 31, 2003 compared to the nine-month period ended December 31, 2002. The decline in sales was primarily a result of lower selling prices for certain commodity related products and a sales mix favoring smaller part sizes, which traditionally have lower average selling prices. Although unit sales increased approximately 5% in the nine-month period ended December 31, 2003 for the passive component segment compared to the same nine-month period last year, average selling prices declined approximately 12%, reflecting continued pricing pressure on commodity related products due to the industry's manufacturing capacity exceeding demand. The increase in connector sales was primarily attributable to new programs that came on-line during the current fiscal year, particularly in the automotive market. Additionally, a portion of our sales in Europe are transacted in various European currencies and as a result of the weakened U.S. dollar, reported sales for the nine-month period increased $21.5 million compared to the same period last year.

[Table of Contents]

The Company's sales to independent electronic distributors represented 38.5% of total sales for the period ended December 31, 2003, compared to 34.0 % for the period ended December 31, 2002. This increase reflects more normalized distribution inventory replenishment and higher sales activity. The Company's sales to distributors involve specific ship and debit, price protection and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $35.7 million, or 11.6% of gross sales to distributors, for the nine months ended December 31, 2003 and $32.3, or 10.9% of gross sales to distributors, for the nine months ended December 31, 2002.

Geographically, compared to the same period last year, sales as a percentage of total sales declined 4.6% in the Americas, offset by an increase of 3.0% in Asia and 1.6% in Europe. On an actual sales dollar basis, compared to the same period last year, sales declined 17.4% in the Americas, increased 1.6% in Asia and were relatively flat in Europe. Unit sales volumes have increased year over year in all regions, particularly in the Asian market reflecting the continuing shift of production capability by our customers to the Asian region. The impact of overall volume increases on sales was partially offset by continued downward pricing pressure on commodity related products in all regions. Reported sales in U.S. dollars for Europe reflect the weakness of the U.S. dollar relative to most European currencies.

Gross Profit (Loss)

Gross profit (loss) in the nine months ended December 31, 2003 declined to ($64.8) million from $57.3 million in the nine months ended December 31, 2002. The results for the nine-month period ended December 31, 2003 include a materials charge of $87.7 million recorded during the second quarter for the write-down of current tantalum materials and future tantalum purchase commitments (see the materials charge discussion below). Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices, a sales mix favoring smaller part sizes and higher tantalum raw material costs during the first five months of the fiscal year. Additionally, as a result of the negative effect of foreign exchange resulting from the weak U.S. dollar, reported costs of sales for the nine-month period increased approximately $32.6 million compared to the same period last year. Gross profit benefited from lower tantalum raw material costs during the current quarter as a result of the materials charge that was recorded during the quarter ended September 30, 2003. The Company continues to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from manufacturing operations in the Americas and Europe.

Materials Charge

During the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write down to net realizable value of the carrying value of its then current raw materials and work in process inventory and future purchase commitments under a long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials at $39.4 million that consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accrued net losses on firm purchase commitments are reflected in the balance sheet as current and non-current liabilities and have been reduced $11.3 million to a total of approximately $28.1 million at December 31, 2003 as a result of subsequent purchases under the long-term supply agreement. At December 31, 2003, the Company had $91.8 million of tantalum raw materials inventory and $139.2 million of future purchase commitments under the long-term tantalum supply agreement.

[Table of Contents]

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of the Company's supply of tantalum material and future purchases under the long-term supply agreement. Potential downward price adjustments under the long-term supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge during the quarter ended September 30, 2003. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended December 31, 2003 were $63.5 million, or7.7% of net sales, compared with $69.9 million, or 8.0% of net sales, in the nine months ended December 31, 2002. The decline in selling, general and administrative expenses, in terms of dollars and as a percentage of sales, was due to the reduction in headcount and operating expenses and lower selling expenses, partially offset by additional state property tax accruals of $1.5 million and an increase in public company compliance costs resulting from Sarbanes-Oxley Act implementation costs. Additionally, research and development expenses declined $5.5 million due to the transfer from development to production for certain new products.

[Table of Contents]

Restructuring

Operating results for the nine-month period ended December 31, 2003 include restructuring charges of $11.5 million primarily related to the closure of manufacturing facilities in Mexico and Taiwan and worldwide headcount reductions. Included in these restructuring charges is $6.4 million related to worldwide headcount reductions across all geographic regions from employee termination programs and the facility closures referred to above affecting approximately 705 employees. The Company expects to record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as it continues to address its cost structure and product offerings in relation to the economic and business environment in which it operates.

Loss from Operations

As a result of the above factors, the Company reported a loss from operations of $139.9 million in the nine months ended December 31, 2003 compared to a loss from operations of $12.6 million in the nine months ended December 31, 2002.

Income Taxes

The effective tax rate for the nine months ended December 31, 2003 was 23.2% as tax benefits resulting from operating losses for certain European and Asian operations were offset by valuation allowances recorded. The Company provides allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses. This compares to an effective tax rate of 281.3% for the nine-month period ended December 31, 2002 that included a tax benefit of $2.2 million from the favorable resolution of certain tax matters and a $0.5 million one-time state tax refund. Excluding these items, the effective tax rate for the quarter ended December 31, 2002 was 22.7% as tax benefits resulting from operating losses for certain European and Far East operations were offset by valuation allowances.

Net Income (Loss)

Net loss in the nine months ended December 31, 2003 was $101.4 million compared to net income of $1.6 million in the nine months ended December 31, 2002. The decrease in net income was a result of the factors set forth above, partially offset by lower interest income on invested cash due to lower interest rates and lower cash and investment balances.

Outlook

The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. We expect a continued, but more modest, decline in average selling prices for certain commodity related products which is more typical over a longer period of time in our industry than the rapid average selling price declines experienced during the last two years resulting from the imbalance of the industry's manufacturing capacity and end market demand. As unit sales have increased during the last several quarters, the industry's manufacturing capacity utilization has steadily increased. This has helped stabilize selling prices.

[Table of Contents]

During the quarter ended September 30, 2003, the Company recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of its then current tantalum materials and future material purchase commitments. The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of the Company's supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge during the quarter ended September 30, 2003. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

In reaction to the slow down in demand, the Company has implemented global workforce reduction programs, manufacturing facility closures and other measures to reduce operating costs and rationalized our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company expects to record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

Despite the current uncertainties, we are optimistic that opportunities for long-term growth and improved profitability exist due to the following: (a) an increase in worldwide demand for electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and securities investments. As of December 31, 2003, the Company had a current ratio of 5.9 to 1, $684.5 million of cash, cash equivalents and securities investments, $1,398.0 million of stockholders' equity and an insignificant amount of debt.

Net cash provided from operating activities was $11.1 million in the nine months ended December 31, 2003 compared to $91.3 million of cash provided from operations in the nine months ended December 31, 2002. The decrease in cash flow from operations compared to the same period last year was primarily a result of the increased net loss, offset by non-cash restructuring charges, lower depreciation and other changes in net working capital during the nine months ended December 31, 2003.

[Table of Contents]

Purchases of property and equipment were $23.7 million in the nine-month period ended December 31, 2003 compared to $25.6 million in the nine-month period ended December 31, 2002. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of some specialty and connector products.

Effective January 1, 2004 the Company established a new wholly owned subsidiary, Kyocera Electronic Devices ("KED") that will focus exclusively on the design, marketing and sale of products supplied from Kyocera. Effective April 1, 2004 the new KED organization will be responsible for the distribution of products previously sold by Kinseki Limited ("Kinseki"), a wholly owned subsidiary of Kyocera, in the Americas, Europe and Asia. Kinseki's annual sales in those regions are approximately $80.0 million. In connection with this restructuring, AVX will acquire certain sales and marketing resources and working capital items from Kinseki. This acquisition is not expected to have a material impact on the Company's cash flows or financial position.

The majority of the Company's funding is internally generated through operations and cash from securities investments. Since March 31, 2003, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of December 31, 2003, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and securities investments will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, research, development and engineering expenses, and any dividend payments to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that its reserves of approximately $2.5 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

During the year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2.7 million and $7.1 million of downward price adjustments during the three and nine month periods ended December 31, 2003, respectively. At December 31, 2003, future purchase commitments under the tantalum supply agreement are approximately $26.8 million in fiscal 2004, $64.2 million in fiscal 2005 and $48.2 million in fiscal 2006. During the quarter ended September 30, 2003, the Company recorded a materials charge in connection with the tantalum supply agreement (discussed in the nine-month period ended December 31, 2003 comparative results of operations). In connection with the materials charge, the Company has remaining reserves of $28.1 million at December 31, 2003 for the write-down of future purchase commitments under the tantalum supply agreement.

[Table of Contents]

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the Superior Court on April 17, 2003, restating its affirmative claims for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claim against Cabot.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at December 31, 2003 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), AVX's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

[Table of Contents]

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the Superior Court on April 17, 2003, restating its affirmative claims for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claim against Cabot.

[Table of Contents]

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2004.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2004.
32

Certification of John S. Gilbertson, Chief Executive Officer and Kurt P. Cummings, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 17, 2004.

(b) Reports on Form 8-K:
(i)

The Company furnished a Current Report on Form 8-K under Item 12 - Results of Operations and Financial Condition, dated October 24, 2003, announcing the Company's consolidated financial results for the quarter ended September 30, 2003.

(ii)

The Company furnished a Current Report on Form 8-K under Item 9 - Regulation FD Disclosure, dated November 25, 2003, announcing the Company's intention, effective the 1st of January 2004, to establish new wholly-owned subsidiaries to be called Kyocera Electronic Devices that will focus exclusively on the design, marketing and sale of products supplied from its majority stockholder, Kyocera Corporation.

(iii)	The Company furnished a Current Report on Form 8-K under Item 9 - Regulation FD Disclosure, dated December 12, 2003, announcing the Company's decision to close its ferrite factory in Taiwan.
(iiii)	The Company furnished a Current Report on Form 8-K under Item 9 - Regulation FD Disclosure, dated December 15, 2003, reporting that sales are expected to exceed the Company's previous estimates.

[Table of Contents]

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2004

AVX Corporation

By:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary