Form 10-K
period 2004-03-31
AVX CORP
filed 2004-06-14
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-7201

AVX CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
801 17th Avenue South
Myrtle Beach, South Carolina	29577
(Address of principal executive offices)	(Zip Code)
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

Based on the closing sales price of $13.69 on September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $708,949,902.

As of June 1, 2004, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 173,658,332 shares.

DOCUMENTS INCORPORATED BY REFERENCE
There is incorporated by reference in Part III of this Annual Report on Form 10-K certain information contained in the registrant's proxy statement for its 2004 annual meeting of shareholders scheduled to be held on July 20, 2004.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation (the "Company"), and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2005, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products.

[Table of Contents]

PART I

Item 1. Business

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder. We also manufacture and sell electronic connectors and distribute and sell certain electronic connectors manufactured by Kyocera.

On April 2, 2004, we completed our acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of Kyocera. Effective April 1, 2004, we have reorganized into a product line organization with five main product groups: Ceramic, Tantalum, Advanced, Connector and Kyocera Electronic Devices ("KED"). The KED division will contain the new KSS product group, along with Kyocera Developed Products ("KDP") group that is currently reported in the passive group segment and Kyocera Elco Connectors ("KEC") group that is currently reported in the connectors segment. Managers of each business unit will be responsible for the sales, marketing, production, research and development, and profitability of their division. We are evaluating the impact this reorganization will have on our segment reporting, and accordingly all segment reporting for the fiscal year ending March 31, 2005 will reflect the changes required under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors and contract equipment manufacturers, or CEMs (also referred to as electronic manufacturing service providers (EMSs)). We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands. We coordinate our sales and marketing and manufacturing organization by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, military and aerospace electronic systems and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership. We have five principal research and development locations in the United States, Northern Ireland, England, France and Israel. During fiscal 2004, twelve patents were granted, twenty patent applications were submitted and numerous new products were developed. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represent a material portion of our revenues. Our scientists are working to develop product solutions to the challenges facing our customers. Our engineers are continually improving our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

[Table of Contents]

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to respond to our customers' design and delivery requirements in a rapid fashion make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a substantially complete passive component solution. We market five families of products: ceramic products, tantalum products, advanced products, Kyocera manufactured passive products and connector devices. This broad array allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested $147 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, primarily with respect to the manufacture of ceramic, tantalum and advanced capacitors. In order to continually reduce the cost of production, our strategy has included the transfer of more labor intensive manufacturing processes to such areas as El Salvador, Malaysia, the Czech Republic and China.

Globally Coordinating our Marketing and Manufacturing Facilities. Our 20 manufacturing facilities are located in 11 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their supply requirements. We assign a global customer account executive to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components represented approximately 90% of our net sales in fiscal 2004, and connectors accounted for approximately 10% of our net sales in fiscal 2004. In addition, the table below presents revenues from external customers for fiscal 2002, 2003 and 2004 by product group. Financial information concerning our passive components, connectors and research and development segments is set forth in note 16 to the consolidated financial statements elsewhere in this Form 10-K.

	Years Ended March 31,
Sales Revenue (in thousands)	2002	2003	2004
Ceramic Components	$280,330	$276,823	$263,835
Tantalum Components	305,790	281,918	288,021
Advanced Components	296,953	252,732	249,249
Kyocera Components	265,020	222,536	216,867
Connectors	101,887	100,102	118,605
Total Revenue	$1,249,980	$1,134,111	$1,136,577

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment during the past three fiscal years of approximately $130 million. We believe that sales of ceramic and tantalum capacitors will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Our family of passive components also includes film capacitors, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The net sales of these products accounted for approximately 54% of our passive component net sales in fiscal 2004.

[Table of Contents]

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 25% of passive component net sales in fiscal 2004.

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component products to certain customers and in certain territories outside of Japan. Kyocera has expanded its direct sales to Japanese OEMs throughout Asia and to certain other global manufacturers in China, as Kyocera and other Japanese manufacturers have expanded production outside of Japan. Our distribution and sale of certain Kyocera products broaden our range of products and further facilitate our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera electronic components we sell include ceramic capacitors, RF modules, crystal oscillators, SAW devices, resistor networks, trimmers, chip resistors, ceramic filters, resonators and piezo acoustic devices. Sales of these Kyocera products accounted for approximately 21% of passive component net sales in fiscal 2004.

On April 2, 2004, the Company completed its previously announced acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera. We now have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80 million for the fiscal year ended March 31, 2004.

Connectors

We also manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, military and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading manufacturers for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in backpanel and card edge assemblies. Approximately 56% of connector net sales in fiscal 2004 consists of connectors manufactured by Kyocera.

Marketing, Sales and Distribution

We place a high priority on solving customers' electronic component design challenges and responding to their needs. We frequently form teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.

Approximately 32%, 27%, 40% and 1% of our net sales for fiscal 2004 were to customers in North America, Europe, Asia and Other regions, respectively. Financial information for these geographic regions is set forth in note 16 to the consolidated financial statements elsewhere in this Form 10-K. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

[Table of Contents]

The sales terms under non-exclusive agreements with independent electronic component distributors vary by distributor, and by geographic region. In the United States, Europe and Asia, such agreements include stock rotation programs. Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales. In the United States and Europe such agreements include price concession. Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributors have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products it is not probable that we will provide such price concessions.

Our agreements with independent electronic component distributors generally also require that the Company repurchase qualified inventory from the distributor in the event that the Company terminates the distributor agreement or discontinues a product offering. In the United States, the Company may also utilize a ship-from-stock and debit program under which pricing adjustments may be granted by the Company to assist distributors in meeting competitive prices in the marketplace on sales to their end customers.

Our OEM customers include: OY Nokia AB., Motorola Inc., Alcatel, Lucent Technologies, L.M. Ericsson Telefonaktiebolaget, BenQ, UT Starcom, TCL, LG Electronics Inc., Nortel Networks, Sagem SA, Samsung Electronics Co., Ltd., Kyocera Wireless Corporation, Skyworks Solutions, Inc. and Siemens AG in the telecommunications industry; International Business Machines Corporation, Hewlett Packard/Compaq Computer Corp., Seagate Technology International, Apple Computer, Inc., Acer Incorporated, Western Digital Corporation, Maxtor Corporation, Advanced Micro Devices, Fujitsu Ltd., Cisco, Dell Computer, Toshiba Corporation, Sun Microsystems, Hua Wei and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, Conti-Temic, Autoliv, General Motors Corp., Mannesmann VDO AG, Valco SA, Visteon, Delphi Corporation, TRW, Lear Corporation and Magneti Marelli S.p.A. in the automotive industry; Medtronic, Inc., St. Jude Medical, Starkey Laboratories and Guidant Corporation in the medical industry; and Honeywell, Lockheed Martin, Rockwell Collins, BAE Systems, Raytheon and Boeing in the military, avionics and space industries.

Sales are also made to large CEM customers, such as Solectron Corporation, Celestica, Inc., Flextronics International, Hon Hai Precision, Venture, Asustek Inc., Jabil Circuit Inc., Benchmark Electronics Inc. and Sanmina-SCI Corporation.

Additionally, the Company sells to independent electronic component distributors, such as Avnet, Arrow, Future Electronics and TTI.

Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal year ended March 31, 2002, our customer OY Nokia AB accounted for 13.5% of net sales. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2003 and 2004. Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary significantly from one period to the next.

We also have qualified products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center, and under certain foreign military specifications.

[Table of Contents]

We had a backlog of orders of approximately $155 million at March 31, 2002, $139 million at March 31, 2003 and $190 million at March 31, 2004. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog, although orders may be cancelled by a customer at any time, generally without penalty. Customer provided forecasts of product usage are not included in backlog. Backlog fluctuates year to year due in part to changes in customer inventory levels, order patterns and product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

Research, Development and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. A 60,000 square-foot facility in Myrtle Beach, South Carolina is dedicated entirely to pure research and development and provides centralized coordination of our global research and development efforts. We also maintain significant research and development staffs at our facilities in Northern Ireland, England, Israel and France.

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $43 million, $44 million and $39 million during fiscal 2002, 2003 and 2004, respectively.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business. For discussion regarding our license arrangement with Kyocera, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Relationship with Kyocera and Related Transactions."

Raw Materials

Although most materials incorporated in our products are available from a number of sources, certain materials (particularly tantalum from Australia and China and palladium from Russia and South Africa) are available only from a relatively limited number of suppliers. We have informed our suppliers of tantalum materials not to use material sourced from the Democratic Republic of Congo due to environmental, wildlife and humanitarian concerns, and to our knowledge we have not used any material from that location.

Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment. Tantalum powder and wire prices have fluctuated in a range of $190 to $500 per pound during the last three fiscal years. The market price was approximately $225 per pound at March 31, 2004. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers led to higher prices during periods of increased demand. In 2000, during a period of increased demand, we entered into a long-term supply agreement, which expires in December 2005, for a portion of our anticipated tantalum requirements.

[Table of Contents]

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39.4 million that consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current and non-current liabilities of $14.2 million and $12.4 million, respectively, at March 31, 2004. The remaining accrued net losses will be utilized as we satisfy our remaining purchase commitments under the long-term supply agreement. We had future purchase commitments of $119.9 million at March 31, 2004. At March 31, 2004, we had $76.8 million of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

The tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. Therefore, the costs of materials will continue to reflect these write-downs and downward price adjustments regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would have been had we not taken the charge during the second quarter of the fiscal year ended March 31, 2004. If prices for tantalum products we sell were to recover in the future, we would not reverse the write-downs that we have taken on our tantalum materials inventory or the charges that we have taken against future purchase commitments. We could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurred and in future periods as we use materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, we cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

[Table of Contents]

Although the majority of our commodity-related ceramic parts are currently manufactured using nickel, palladium is still used in the manufacture of certain ceramic capacitors. Palladium is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $150 to $760 per troy ounce during the last three fiscal years. The market price was approximately $288 per troy ounce at March 31, 2004. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. During fiscal 2000 and 2001, we accumulated palladium inventories based upon customer forecasted demand. During fiscal 2002, due to the sudden and significant decrease in demand and the ongoing conversion to nickel, palladium inventory levels exceeded our forecasted quantity requirements. During the fiscal year ended March 31, 2002, we recorded a $22.4 million charge for the write-down of palladium to net realizable value. We determined that a portion of the palladium we had on hand would ultimately be used in production and a portion was deemed to be in excess of the amount that would ultimately be used in production and therefore would be held for sale. The $22.4 million charge included $5.3 million to adjust the carrying value of the palladium held for production to net realizable value and $17.1 million to adjust the carrying value of the palladium held for sale to the current market price. The raw materials component of palladium-based product was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. In the second quarter of fiscal 2003, as a result of increased demand for components using palladium, we began using the remaining balance of this excess palladium inventory in production. Accordingly, we no longer record the effects of market price reductions on palladium inventory. The palladium inventory is being used in production at its current raw material carrying cost.

Competition

We encounter strong competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price. We believe we are competitive on the basis of each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd. and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Erni Components Group.

Employees

As of March 31, 2004, we employed approximately 13,150 full-time employees. Approximately 2,150 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,400 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

[Table of Contents]

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we have manufacturing facilities. These regulations include limitations on discharges into air and water; remediation requirements; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment and disposal restrictions. If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur expenses to comply with environmental regulations. Any failure to control the use, disposal or storage, or adequately restrict the discharge of hazardous substances could subject us to future liabilities and could have a material adverse effect on our business. Based on our periodic reviews of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations.

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with ten sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At six of the ten sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation. We have paid, or reserved for, all amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities. As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

We operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves for our projected share of these costs. Management believes that its reserves of approximately $2.2 million at March 31, 2004 are adequate. Actual costs may vary from these estimated reserves.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

[Table of Contents]

In addition, our company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports from our website, go to Corporate Information, then Investor Relations, then Financial Reports, then click the SEC Filings link at the bottom of the page.

The following corporate governance related documents are also available on our website:

  Code of Business Conduct and Ethics
  Code of Business Conduct and Ethics Supplement Applicable to the Company's Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
  Corporate Governance Guidelines
  Audit Committee Charter

To review these documents, go to our website, click on Company Info, then Corporate Governance.

Copies of our Form 10-K for the fiscal year ended March 31, 2004 (including the exhibits thereto) and of any of the other above filings or documents are available, without charge, at the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws. The following table provides certain information regarding the executive officers of the Company as of June 14, 2004:

Name	Age	Position
John S. Gilbertson	60	Chief Executive Officer and President
C. Marshall Jackson	55	Executive Vice President of Sales and Marketing
Carl L. Eggerding	54	Vice President, Chief Technology Officer
Kurt P. Cummings	48	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	48	Vice President of Sales and Marketing -Asia
Alan Gordon	55	Vice President of Sales and Marketing - Europe
Keith Thomas	50	President of Kyocera Electronic Devices
Peter Collis	52	Vice President of Tantalum
Peter Venuto	51	Vice President of North American Sales

[Table of Contents]

John S. Gilbertson. Chief Executive Officer since 2001. President since 1997. Chief Operating Officer from 1994 until 2001 and a member of the Board since 1990. Executive Vice President from 1992 to 1997, Senior Vice President from 1990 to 1992 and employed by the Company since 1981. Managing Director of Kyocera since 1999. Director of Kyocera since 1995. Member of the Board of Directors of Kyocera International, Inc., a United States subsidiary of Kyocera, since 2001.

C. Marshall Jackson. Executive Vice President of Sales and Marketing since 2000. Senior Vice President of Sales and Marketing from 1994 to 2000. Vice President of Sales and Marketing from 1990 to 1994. Various sales, marketing and operational positions with the Company since 1969.

Carl L. Eggerding. Vice President, Chief Technology Officer since 2000. Vice President of Technology from 1997 to 2000. Employed by the Company since 1996. Prior to 1996, employed by IBM as Director of Development for Organic Packaging Technology.

Kurt P. Cummings. Vice President, Chief Financial Officer, and Treasurer since 2000. Secretary since 1997. Corporate Controller from 1992 to 2000. Prior to 1992, Partner with Deloitte & Touche LLP.

S. M. Chan. Vice President of Sales and Marketing - Asia since 1994. Director of Marketing from 1992 until 1994. Employed by the Company since 1990.

Alan Gordon. Vice President of Sales and Marketing - Europe since 1993. Director of Marketing from 1991 until 1993. Employed by the Company since 1991.

Keith Thomas. President of Kyocera Electronic Devices since 2004. Vice President of Kyocera Developed Products from 2001 to 2004. Divisional Vice President of Kyocera Developed Products from 1992 until 2001. Employed by the Company since 1980. President and Chief Operating Officer of Kyocera Electronic Devices since 2004.

Peter Collis. Vice President of Tantalum since 2001. Plant Manager of Paignton facility from 1998 to 2001. Engineering Manager from 1997 to 1998. Plant Manager of Lanskroun facility from 1996 to 1997. Employed by the Company since 1968.

Peter Venuto. Vice President of North American Sales since 2001. Divisional Vice President of Strategic Accounts from 1998 until 2000. Director of Strategic Accounts from 1990 until 1997. Director of Business Development from 1987 until 1989. Employed by the Company since 1987.

Item 2.	Properties

We conduct manufacturing operations throughout the world. All of our operations are certified to the ISO 9000 quality standard, a set of fundamental quality system standards developed by the International Organization for Standardization. Some of our facilities are also qualified and registered under the more stringent QS 9000, a comprehensive quality system for continuous improvement developed by the U.S. automotive industry.

Virtually all of our manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

[Table of Contents]

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters-PC-CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse-PC-CP
Conway, SC	70,408	Owned	Manufacturing/Office-PC
Biddeford, ME	72,000	Owned	Manufacturing-PC
Colorado Springs, CO	15,000	Owned	Manufacturing-PC
El Paso, TX	35,616	Leased	Warehouse-PC-CP
Atlanta, GA	49,200	Leased	Office/Warehouse-PC-CP
Olean, NY	110,200	Owned	Manufacturing-PC
Raleigh, NC	206,000	Owned	Manufacturing/Warehouse-PC-CP
Sun Valley, CA	25,000	Leased	Manufacturing-PC

OUTSIDE THE UNITED STATES
Saint-Apollinaire, France	321,496	Leased	Manufacturing/Research-PC
Betzdorf, Germany	101,671	Owned	Manufacturing-CP
Guadalajara, Mexico	20,000	Owned	Warehouse-PC-CP
Juarez, Mexico	84,000	Owned	Manufacturing/Office-PC-CP
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research-PC
Hong Kong	30,257	Owned	Warehouse-PC-CP
Jerusalem, Israel	93,531	Leased	Manufacturing/Research-PC
Lanskroun, Czech Republic	239,448	Leased	Manufacturing-PC
Lanskroun, Czech Republic	281,490	Owned	Manufacturing-PC
Uherske Hradiste, Czech Republic	148,000	Owned	Manufacturing-PC-CP
Uherske Hradiste, Czech Republic	76,000	Owned	Manufacturing-PC-CP
Uherske Hradiste, Czech Republic	30,000	Leased	Warehouse-PC-CP
Manaus, Brazil	78,500	Owned	Manufacturing-PC-CP
Newmarket, England	52,000	Leased	Manufacturing-CP
Paignton, England	128,000	Owned	Manufacturing/Research-PC
Paignton, England	12,000	Leased	Warehouse-PC
Penang, Malaysia	148,684	Owned	Manufacturing-PC
San Salvador, El Salvador	284,558	Owned	Manufacturing/Office-PC
Singapore	26,243	Leased	Warehouse-PC-CP
Tianjin, China	500,000	Owned	Manufacturing-PC

In addition to the foregoing, we own and lease a number of sales offices throughout the world.

We believe that all of our property, plant and equipment are in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $75.4 million in fiscal 2002, $38.3 million in fiscal 2003 and $33.7 million in fiscal 2004.

Item 3.	Legal Proceedings

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of federal laws known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claims against Cabot.

[Table of Contents]

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX". At June 1, 2004, there were approximately 538 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2004. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2003		2004		Per Share
	High	Low	High	Low	2003	2004
First Quarter	$23.60	$16.33	$12.65	$8.98	$0.0375	$0.0375
Second Quarter	16.70	8.66	15.80	9.96	0.0375	0.0375
Third Quarter	13.22	7.31	17.59	13.79	0.0375	0.0375
Fourth Quarter	11.10	8.27	19.12	15.51	0.0375	0.0375

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

[Table of Contents]

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2004. The selected consolidated financial data for the five fiscal years ended March 31, 2004 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	2000		2001	2002	2003	2004
Operating Results Data:
Net sales	$1,630,273		$2,608,113	$1,249,980	$1,134,111	$1,136,577
Cost of sales	1,289,743		1,634,297	1,124,252	1,067,939	1,078,891
Materials charge	-		-	22,410	-	87,720
Gross profit (loss)	340,530		973,816	103,318	66,172	(30,034)
Selling, general and administrative expenses	119,299		149,268	103,741	92,041	85,528
Restructuring charges	-		-	24,646	-	27,213
Profit (loss) from operations	221,231		824,548	(25,069)	(25,869)	(142,775)
Interest income	8,671		17,394	18,114	17,337	11,495
Interest expense	(1,868)		(2,320)	(1,851)	(1,255)	(391)
Other, net	4,092		1,638	1,800	(651)	-
Income (loss) before income taxes	232,126		841,260	(7,006)	(10,438)	(131,671)
Provision (benefit) for income taxes	75,194		273,723	226	2,000	(24,065)
Net income (loss)	$156,932		$567,537	$(7,232)	$(12,438)	$(107,606)
Income (loss) per share:
Basic	$0.90	(1)	$3.25	$(0.04)	$(0.07)	$(0.62)
Diluted	$0.90	(1)	$3.22	$(0.04)	$(0.07)	$(0.62)
Weighted average common shares outstanding:
Basic	173,424	(1)	174,754	174,684	174,325	173,634
Diluted	174,977	(1)	176,469	174,684	174,325	173,634
Cash dividends declared per common share	$0.135	(1)	$0.143	$0.150	$0.150	$0.150

	2000		2001	2002	2003	2004
Balance Sheet Data:
Working capital	$564,129		$1,011,753	$956,191	$892,400	$887,089
Total assets	1,308,331		1,885,098	1,691,599	1,700,513	1,667,877
Long-term debt	18,174		13,722	-	-	-
Stockholders' equity	982,021		1,505,034	1,476,035	1,463,156	1,386,544

	2000		2001	2002	2003	2004
Other Data:
Capital expenditures	$172,421		$227,342	$75,445	$38,254	$33,712
Research, development and engineering expenses	51,143		56,773	42,678	43,504	38,630

_____________

  (1)Previously reported amounts have been restated for the effect of the June 1, 2000 2-for-1 common stock split effected in the form of a 100% stock dividend.

[Table of Contents]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The electronic component industry in which we operate is cyclical. Fiscal years 2000 and 2001 experienced significant growth and sales price strength as a result of an information technology expansion. Beginning in late fiscal 2001, our customers began to experience declines in demand for their products and determined that they had accumulated excessive passive component inventory. The utilization of the accumulated inventory and the decline in the worldwide economy led to significant declines in demand for our products throughout fiscal 2002. During fiscal 2003, we experienced modest increases in unit demand in line with end market demands for our customers' products, however, average selling prices for our products continued to decline. In fiscal 2004, we saw a substantial improvement in the markets that we serve when compared to fiscal 2002 and 2003. During fiscal 2004, we saw some pricing stabilization, increases in unit demand, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. In reaction to the slow down in demand during the past several years, we significantly reduced our labor force and operating costs. During fiscal 2002, 2003 and 2004, we recorded $24.6 million, $3.0 million and $27.2 million, respectively, of restructuring and special charges as part of our cost reduction and realignment initiatives. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with expected demand.

We continue to invest in new products and improvements to the production processes and are committed to investing in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We believe this philosophy will enable us to capitalize on improved market conditions and provide shareholder value.

The following table sets forth the percentage relationships to net sales of certain income statement items for the periods presented.

	Years Ended March 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Gross profit	8.3	5.8	(2.6)
Selling, general and administrative expenses	8.3	8.1	7.5
Income (loss) before income taxes	(0.6)	(0.9)	(11.6)
Net income (loss)	(0.6)	(1.1)	(9.5)

[Table of Contents]

Outlook

Near-Term:

As noted above, the electronic component industry in which we operate is cyclical. Also, as noted above, in fiscal 2004, we saw a substantial improvement in the markets we serve and during the second half of the fiscal year, some pricing stabilization, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, but more modest, decline in average selling prices for certain commodity related products which is more typical over a longer period of time in our industry than the rapid average selling price declines experienced during the last two years resulting from the imbalance of the industry's manufacturing capacity and end market demand. As unit sales have increased during the last several quarters, the industry's manufacturing capacity utilization has steadily increased. This has helped stabilize selling prices. Additionally, we have implemented restructuring programs, manufacturing realignments to low cost areas and other cost reduction programs which should benefit us during a recovery. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, we may need to take additional restructuring actions which could lead to restructuring charges in future periods.

As a result of our completion of our previously announced acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004, we have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80 million for the fiscal year ended March 31, 2004. Our sales of such products will be included in our results beginning in fiscal 2005.

We have reorganized into a product line organization, effective April 1, 2004, with five main product groups: Ceramic, Tantalum, Advanced, Connector and Kyocera Electronic Devices ("KED"). The KED division will contain the new KSS product group, along with our KDP product group that is currently reported in the passive group segment and KEC product group that is currently reported in the connectors segment. Managers of each business unit will be responsible for the sales, marketing, production, research and development, and profitability of their division. We are evaluating the impact this reorganization will have on our segment reporting, and accordingly all segment reporting for the fiscal year ending March 31, 2005 will reflect the changes required under SFAS 131.

Long-Term:

We continue to be optimistic that opportunities of long-term growth and profitability will continue into fiscal 2005 due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Net sales for the fiscal year ended March 31, 2004 increased slightly to $1,136.6 million from $1,134.1 million for the fiscal year ended March 31, 2003. Passive components sales during the year decreased 1.6% to $1,018.0 million, while connector sales increased 18.5% to $118.6 million. Compared to the same period last year, passive component unit volumes increased approximately 17%, reflecting increased demand partly due to the continued complexity and increased functionality of electronic products. This increase in volume was partially offset by an overall decline in average selling prices for commodity related products of approximately 16% resulting from changes in product mix and continued pricing pressure resulting from the industry's production capacity exceeding demand. Compared to the same period last year, the increase in connector sales was primarily attributable to new programs that came on-line earlier this year, particularly in the automotive market.

[Table of Contents]

Our sales to independent electronic component distributors represented 39.5% of total sales for the fiscal year ended March 31, 2004, compared to 34.4% for the fiscal year ended March 31, 2003. This increase reflects more normalized distribution inventory replenishment and higher sales activity by such distributors. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $42.7 million, or 8.7% of gross sales to distributors, for the fiscal year ended March 31, 2004 compared to charges of $44.2 million, or 9.8% of gross sales to distributors, for the fiscal year ended March 31, 2003. This decrease is attributable to a more stable market, as it relates to selling prices and inventory levels when compared to the same period last year. We had remaining allowances for ship and debit and stock rotation of $17.0 million and $16.9 million at March 31, 2004 and 2003, respectively. We recognize liabilities for price concession at the time the concession is offered to the distributor. Charges for price concessions were $1.6million, or 0.3% of gross sales to distributors, for the fiscal year ended March 31, 2004 compared to charges of $1.1 million, or 0.3% of gross sales to distributors, for the fiscal year ended March 31, 2003. We had remaining liabilities for price concession of $0.1 million and $1.1 million at March 31, 2004 and 2003, respectively.

Geographically, compared to the same period last year, sales as a percentage of total sales declined 4.7% in the Americas, offset by increases of 3.1% in Asia and 1.5% in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period last year, sales in Asia and Europe increased 8.7% and 6.4%, respectively, offset by a decline of 12.8% in the Americas. When compared to the same period last year, reported sales in U.S. dollars for Europe reflect a favorable currency impact of approximately $27.4 million resulting from the weakness of the U.S. dollar relative to most European currencies. Unit sales volumes increased in all regions compared to the same period last year, particularly in Asia and Europe.

Gross profit for the fiscal year ended March 31, 2004 decreased to $(30.0) million ((2.6)% of net sales) from $66.2 million (5.8% of net sales) for the fiscal year ended March 31, 2003. Results for the fiscal year ended March 31, 2004 include a materials charge of $87.7 million recorded during the second quarter for the write-down of current tantalum materials and future tantalum purchase commitments (see the discussion of this materials charge below). Overall material usage increased $12.7 million and labor cost increased $23.5 million as a result of increased production. These increases were offset by a decline in operating expense of $13.7 million resulting from overall cost reductions and lower depreciation of $24.6 million due to lower capital spending. Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices, a sales mix favoring smaller part sizes (which traditionally have lower average selling prices) and higher tantalum raw material costs during the first half of the fiscal year. Additionally, as a result of the negative effect of foreign exchange resulting from the weakness of the U.S. dollar, reported costs of sales for the year increased approximately $52.9 million compared to the same period last year. Gross profit benefited from lower tantalum raw material costs during the second half of the fiscal year as a result of the materials charge that was recorded during the second quarter of the fiscal year. For the fiscal year ended March 31, 2003, gross profit was negatively impacted by special charges totaling $3.0 million, primarily relating to employee severance and benefit costs resulting from the closure of a European facility that was initiated during the previous fiscal year. We continue to focus on improvements in our manufacturing processes and to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from facilities in the Americas and Europe.

[Table of Contents]

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39.4 million that consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current and non-current liabilities of $14.2 million and $12.4 million, respectively, at March 31, 2004. The remaining accrued net losses will be utilized as we satisfy our remaining purchase commitments under the long-term supply agreement. We had future purchase commitments of $119.9 million at March 31, 2004. At March 31, 2004, we had $76.8 million of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

The tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. Therefore, the costs of materials will continue to reflect these write-downs and downward price adjustments regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would have been had we not taken the charge during the second quarter of the fiscal year ended March 31, 2004. If prices for tantalum products we sell were to recover in the future, we would not reverse the write-downs that we have taken on our tantalum materials inventory or the charges that we have taken against future purchase commitments. We could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurred and in future periods as we use materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, we cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

[Table of Contents]

Selling, general and administrative expenses for the fiscal year ended March 31, 2004 were $85.5 million (7.5% of net sales), compared with $92.0 million (8.1% of net sales) for the fiscal year ended March 31, 2003. Direct selling expenses declined $0.9 million primarily due to lower sales commissions paid to independent manufacturers' representatives. Labor costs declined $4.6 million as a result of headcount reductions, partially offset by $1.1 million of increased costs for fringe benefits. Additionally, depreciation expense decline $1.5 million as a result of lower capital expenditures.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $38.6 million and $43.5 million in fiscal 2004 and 2003, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales. The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

	Years Ended March 31,
	2002	2003	2004
Cost of sales	$3,106	$2,542	$2,622
Selling, general and administrative expense	18,075	18,817	11,255
Total research and development expense	21,181	21,359	13,877
Cost of sales	19,342	20,148	23,018
Selling general and administrative expense	2,155	1,997	1,735
Total research, development and engineering expense	$42,678	$43,504	$38,630

Our restructuring activities undertaken during fiscal 2004 have been designed to reduce operating and overhead costs in response to the overall decline in the electronics industry that began during fiscal 2002. These activities include the closure of facilities and termination of employees. Operating results for the fiscal year ended March 31, 2004 include restructuring charges of $27.2 million primarily related to the closure of manufacturing facilities in France, Taiwan and Mexico in addition to other worldwide headcount reductions in order to reduce operating costs to the level of business activity and relocate production to lower cost areas. Included in these restructuring charges is $16.8 million related to worldwide headcount reductions across all geographic regions from employee termination programs and the facility closures referred to above affecting approximately 855 employees. Substantially all of the balance of the workforce reduction expense remaining at March 31, 2004 is expected to be paid by the end of fiscal 2005 from existing cash on hand and cash expected to be generated from operating activities. The fixed asset impairments were related to facility closures. Impairment was based on the fair market value of assets to be sold or net realizable value for equipment to be disposed of. During the fiscal year ended March 31, 2004, we decided to exit the ferrite component market, and this resulted in the decisions to close the manufacturing facilities in Taiwan and France. We anticipate that we will realize cost savings resulting from the closure of manufacturing facilities in Taiwan, France and Mexico and worldwide overhead headcount reductions initiated during the fiscal year ended March 31, 2004 in a range of $25 million to $30 million on an annual basis through lower labor costs and reduced operating expenses. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, we may need to take additional restructuring actions that could lead to restructuring charges in future periods

[Table of Contents]

Programs initiated during the fiscal year ended March 31, 2004 (in thousands of dollars):

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	$10,385	$-	$3,566	$13,951

Programs initiated during the fiscal year ended March 31, 2002 (in thousands of dollars):

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(748)	(735)	(1,483)
Changes in Estimate	-	357	357
Balance at March 31, 2004	$710	$97	$807

As a result of the above factors, the loss from operations for the fiscal year ended March 31, 2004 was $(142.8) million compared to a loss of $(25.9) million for the fiscal year ended March 31, 2003. As discussed above, the loss from operations included special charges of $3.0 million in fiscal 2003. For additional information on restructuring charges see Note 5 to our consolidated financial statements included elsewhere in this Form 10-K.

Other income decreased $4.3 million to $11.1 million in fiscal 2004 compared to $15.4 million in the prior fiscal year. The decrease is due to lower interest income resulting from lower interest rates on invested cash and securities, partially offset by lower interest expense on lower debt.

The effective tax rate for the fiscal year ended March 31, 2004 was 18.3% as tax benefits resulting from operating losses for certain European and Asian operations were offset by valuation allowances recorded. We provide allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them. This compares to an effective tax rate of 19.2% for the fiscal year ended March 31, 2003. Income tax expense of $2.0 million for the fiscal year ended March 31, 2003 reflects $2.4 million from the favorable resolution of certain tax matters and a one-time state tax refund related to a technology investment tax credit. In addition, tax benefits for certain European and Asian operations were offset by valuation allowances recorded in the fiscal year ended March 31, 2003.

As a result of the factors discussed above, the net loss for the fiscal year ended March 31, 2004 was $(107.6) million compared to a net loss of $(12.4) million for the fiscal year ended March 31, 2003.

[Table of Contents]

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Net sales for the fiscal year ended March 31, 2003 decreased 9.3% to $1,134.1 million from $1,250.0 million for the fiscal year ended March 31, 2002. Passive components sales during the year decreased 9.9% to $1,034.0 million, while connector sales declined 1.8% to $100.1 million. The decline in sales was primarily due to continued downward pricing pressure resulting in lower selling prices for commodity-related products and the continuation of the trend toward smaller part sizes, which traditionally have lower average selling prices. The decrease in revenue for passive components was also partially attributable to the continued soft demand across most markets, particularly the telecommunications and information technology hardware industries. Geographically, compared to the same period last year, sales in all regions declined. The decrease in demand had a greater effect on European sales as customers continue to shift production capability to Asia. Regionally, sales in Europe, Asia and the Americas declined 19.5%, 5.4% and 4.7% to $287.8 million, $415.9 million and $430.4 million, respectively, in fiscal 2003 compared to fiscal 2002.

Our sales to independent electronic component distributors represented 34.4% of total sales for the fiscal year ended March 31, 2003, compared to 26.7% for the fiscal year ended March 31, 2002. This increase reflects improved distribution inventory replenishment and higher sales activity by such distributors. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $44.2 million, or 9.8% of gross sales to distributors, for the fiscal year ended March 31, 2003 compared to charges of $50.4 million, or 12.7% of gross sales to distributors, for the fiscal year ended March 31, 2002. We had remaining allowances for ship and debit and stock rotation of $16.9 million and $17.4 million at March 31, 2003 and 2002, respectively. We recognize liabilities for price concession at the time the concession is offered to the distributor. Charges for price concessions were $1.1 million, or 0.3% of gross sales to distributors, for the fiscal year ended March 31, 2003 compared to charges of $9.5 million, or 2.4% of gross sales to distributors, for the fiscal year ended March 31, 2002. We had remaining liabilities for price concession of $1.1 million and $7.3 million at March 31, 2003 and 2002, respectively. The decrease in charges for ship and debit, stock rotation and price concessions is a result of a more stable market as it relates to selling prices and inventory levels when compared to the same period last year.

Gross profit for the fiscal year ended March 31, 2003 decreased 36.0% to $66.2 million (5.8% of net sales) from $103.3 million (8.3% of net sales) for the fiscal year ended March 31, 2002. Reductions in operating expenses and improved unit production were offset by reduced selling prices, negatively impacting gross profit in dollar terms and as a percentage of sales. Depreciation expense declined $13.5 million as a result of lower capital expenditures. Raw material usage increased $6.5 million due to continued high costs for raw materials, particularly tantalum powder, contributed to the higher cost of sales. Gross profit was also negatively impacted by special charges totaling $3.0 million, primarily relating to employee severance and benefit costs resulting from the closure of a European facility that was initiated during the previous fiscal year. For the fiscal year ended March 31, 2002, gross profit was impacted by special charges of $32.5 million, primarily relating to inventory write-downs for precious metals (see discussion below), obsolete raw materials and finished goods, and $24.6 million of restructuring expense as part of a comprehensive plan to reduce operating costs and reorganize operations. We continue to focus on improving our manufacturing processes and shifting production to lower labor-cost areas such as Eastern Europe and Asia. As part of our cost reduction programs, we have continued our efforts to shift the majority of our production of commodity-related multi-layer ceramic capacitors from palladium to base metals, such as nickel.

[Table of Contents]

We accumulated palladium inventories during fiscal 2000 and 2001 based upon customer forecasted demand. During fiscal 2002, due to the sudden and significant decrease in demand and the ongoing conversion to nickel, palladium inventory levels exceeded our forecasted quantity requirements. During the fiscal year ended March 31, 2002, we recorded a $22.4 million charge for the write-down of palladium to net realizable value. We determined that a portion of the palladium we had on hand would ultimately be used in production and a portion was deemed to be in excess of the amount that would ultimately be used in production and therefore would be held for sale. The $22.4 million charge included $5.3 million to adjust the carrying value of the palladium held for production to net realizable value and $17.1 million to adjust the carrying value of the palladium held for sale to the current market price. The raw materials component of palladium-based product was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. In the second quarter of fiscal 2003, as a result of increased demand for components using palladium, we began using the remaining balance of this excess palladium inventory in production. Accordingly, we no longer record the effects of market price reductions on palladium inventory. The palladium inventory is being used in production at its current raw material carrying cost.

Selling, general and administrative expenses for the fiscal year ended March 31, 2003 were $92.0 million (8.1% of net sales), compared with $103.7 million (8.3% of net sales) for the fiscal year ended March 31, 2002. The expenses for the fiscal year ended March 31, 2002 include a $3.0 million special charge for doubtful customers' receivables. Direct selling expenses declined $3.6 million primarily due to lower sales commissions paid to independent manufacturers' representatives. Labor costs declined $1.5 million as a result of headcount reductions. Additionally, depreciation expense declined $5.2 million as a result of lower capital expenditures.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $43.5 million and $42.7 million in fiscal 2003 and 2002, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses while engineering costs in connection with existing products and processes are primarily included in cost of sales. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

As a result of the above factors, the loss from operations for the fiscal year ended March 31, 2003 was $(25.9) million compared to a loss of $(25.1) million for the fiscal year ended March 31, 2002. As discussed above, the loss from operations included special charges of $3.0 million in fiscal 2003 compared to special charges and restructuring costs totaling $24.6 million in fiscal 2002.

Other income decreased $2.7 million to $15.4 million in fiscal 2003 compared to $18.1 million in the prior fiscal year. The decrease is due to lower interest income resulting from lower interest rates on invested cash and securities, partially offset by lower interest expense on lower debt.

Income tax expense of $2.0 million for the fiscal year ended March 31, 2003 reflects $2.4 million from the favorable resolution of certain tax matters and a one-time state tax refund related to a technology investment tax credit offset primarily by the non-recognition of tax benefits related to certain foreign net operating losses.

As a result of the factors discussed above, the net loss for the fiscal year ended March 31, 2003 was $(12.4) million compared to a net loss of $(7.2) million for the fiscal year ended March 31, 2002.

[Table of Contents]

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of March 31, 2004, we had a current ratio of 5.13 to 1, $733.7 million of cash, cash equivalents and investments in securities, $1,386.5 million of stockholders' equity and an insignificant amount of debt.

Net cash from operating activities was $83.5 million for the fiscal year ended March 31, 2004, $122.4 million for the fiscal year ended March 31, 2003 and $302.2 million for the fiscal year ended March 31, 2002.

Purchases of property and equipment were $33.7 million in fiscal 2004, $38.3 million in fiscal 2003 and $75.4 million in fiscal 2002. These expenditures related to expanding the production capabilities of the passive component and connector product lines, moving production capacity to lower cost regions such as Latin America, Eastern Europe and Asia, as well as the implementation of lower cost manufacturing processes. This includes the construction of a 500,000 square foot manufacturing facility in China that was started during fiscal 2002 and neared completion at the end of fiscal 2004. Production will be transferred to this facility over the next several years. Capital expenditures over the past two fiscal years have declined in response to the slow-down in the rate of growth in demand for our customers' products and the corresponding demand in production requirements. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures of $45 million to $50 million in fiscal 2005. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities. Based on our financial condition as of March 31, 2004, we believe that cash on hand and cash expected to be generated from operating activities and investment income will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At March 31, 2004, outstanding balances under such agreements were insignificant. These borrowings have been used primarily to fund regional working capital requirements.

At March 31, 2004, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $11.5 million.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2004, were as follows:

[Table of Contents]

Years Ended March 31 (in thousands of dollars),
2005	$5,558
2006	4,414
2007	3,975
2008	2,584
2009	2,321
Thereafter	3,137

During the fiscal year ended March 31, 2001, we entered into a tantalum supply agreement for a portion of our anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. We received downward price adjustments during the fiscal year ended March 31, 2004 of $5.3 million. During the fiscal years ended March 31, 2002, 2003 and 2004, we purchased $100.9 million, $129.0 million and $134.1 million, respectively, of material pursuant to the agreement. At March 31, 2004, future purchase commitments under the tantalum supply agreement are approximately $71.8 million in fiscal 2005 and $48.1 million in fiscal 2006. During the quarter ended September 30, 2003, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $26.7 million at March 31, 2004 for the write-down of future purchase commitments under the tantalum supply agreement.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2004, we did not have any of these delivery contracts outstanding.

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of federal laws known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claims against Cabot.

[Table of Contents]

In fiscal 2002, 2003 and 2004, dividends of $26.2 million, $26.1 million and $26.0 million, respectively, were paid to stockholders.

On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. Under this program we purchased 581,200 shares at a cost of $10.3 million during fiscal 2002, 1,060,000 shares at a cost of $11.2 million during fiscal 2003 and 235,000 shares at a cost of $2.5 million during fiscal 2004. The repurchased shares are held as treasury stock and are available for general corporate purposes.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have potential future environmental issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that its reserves of approximately $2.2 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Disclosures about Contractual Obligations and Commitments

The following table summarizes our known significant obligations to make future payments pursuant to certain agreements as of March 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied (in thousands of dollars):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Leases	$21,989	$5,558	$8,389	$4,905	$3,137
Material Purchase Obligations	119,923	71,826	48,097	-	-
Total	$141,912	$77,384	$56,486	$4,905	$3,137

During the fiscal year ended March 31, 2004, we made contributions of $5.6 million to Company sponsored retirement savings plans. Our contributions are based on employee contributions as a percentage of their salaries. Certain contributions by the Company are discretionary and are determined by the Board of Directors each year. Accordingly, we expect that our contributions for the year ending March 31, 2005 will be similar to the $5.6 million contributed during the fiscal year ended March 31, 2004.

During the fiscal year ended March 31, 2004, we made contributions of $1.7 million to our European defined benefit plans. These contributions are based on a percentage of pensionable wages. We expect that our contributions for the fiscal year ending March 31, 2005 will be similar to the $1.7 million contributed during the fiscal year ended March 31, 2004. In addition, we have committed to additional funding of approximately $2.0 million for the fiscal year ending March 31, 2005 in accordance with recent actuarial valuations.

[Table of Contents]

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management's opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in note 1 to our consolidated financial statements elsewhere herein.

Revenue Recognition

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders. Shipping and handling costs are included in cost of sales. We recognize revenue when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured. Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates. Accordingly, there can be no assurance that actual results will not differ from those estimates. If our estimates were to be materially different from our actual results we would make the appropriate adjustments and disclosure in our periodic reports.

Returns

Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns. Our actual results approximate our estimates. When the product is returned and verified, the customer is given credit against their accounts receivable.

A portion of our sales are to independent electronic component distributors and are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists", we record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns under the stock rotation program. Our actual results approximate our estimates. When the product is returned and verified, the distributor is given credit against their accounts receivable.

[Table of Contents]

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results approximate our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

Distributor Price Concession

Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributors have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products it is not probable that we will provide such price concessions. We account for such concessions in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting For Consideration Given by a Vendor to a Customer" ("EITF 01-09"). At the time of authorization, sales allowances are recorded at the maximum level for the difference in price of the inventory on hand at the distributor and our revised book price. When the price concession is authorized the distributor is given credit against their accounts receivable.

Accounts Receivable

We report provisions for bad debts as a component of selling expenses. We review specific accounts for collectability based upon circumstances known to us at the date of our financial statements. In addition, we maintain general reserves based upon historical billing adjustments and write-offs. These estimates are based upon historical discounts, bad debts, customer concentrations, changes in customer creditworthiness and current economic trends.

Warranty

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We warrant to the original purchaser of our products that we will repair or replace, without charge, products if they fail due to a manufacturing defect. In accordance with Statement of Financial Accounting Standards No. 5 , "Accounting for Contingencies", we accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory and direct costs of replacement. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product and other related costs.

[Table of Contents]

Inventories

The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are adjusted for estimates of obsolescence or written down to net realizable value based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43 ("ARB 43"). ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities. We calculate the value of slow moving finished goods inventory based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions and general market conditions. Inventories are reviewed and adjusted and excess quantities are scrapped for technology changes, customer backlog and forecast changes, demand increases and decreases, market directional shifts, and obsolescence and aging. In addition to finished goods, we apply these principles to raw materials and work in process inventories.

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

Long-lived assets are reviewed by us for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance.

Goodwill

The carrying value of goodwill is evaluated at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related operating unit. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.

[Table of Contents]

Restructuring

From time to time, we record charges relating to efforts to strategically reposition our operations. These charges include estimates for termination costs for employees affected by plant closings and other reduction in force efforts. The accruals are based on various factors including the employees' length of service, contract provisions, salary levels and governmental regulations. At the date we approve a restructuring plan and satisfy other required accounting criteria, a liability for the estimated costs associated with that restructuring plan is established. Until the plan activities are completed, the actual cost may differ from the estimate. We use judgments and information available at the date of the financial statements to reevaluate the initial estimate of the plan costs. If circumstances change and previous estimates are no longer accurate, we adjust the reserve with a corresponding increase or decrease to current period earnings.

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

We have recorded valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable. We have recorded a deferred tax liability at March 31, 2003 and 2004 of $22.8 million and $40.2 million, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company on its U.S. income tax returns.

We also record a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statement of operations in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

Pension Assumptions

Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. We evaluate these assumptions at least annually. The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

[Table of Contents]

Environmental Liabilities

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations. Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserves for our projected share of these costs. These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections" ("SFAS 145"). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. Our adoption of SFAS 145 for the fiscal year beginning April 1, 2003 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. We do not have any guarantees on debt as of March 31, 2004. Accordingly, the adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", defines what these variable interest entities are and provides guidelines on how to identify them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the Financial Accounting Standards Board issued a revised FIN 46 ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) for special-purpose entities ("SPEs") created prior to February 1, 2003, we must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) for non-SPEs created prior to February 1, 2003, we are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) for all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We did not have any variable interest entities during the fiscal year ended March 31, 2004. Accordingly, the adoption of FIN 46 and FIN 46-R did not have a material impact on our consolidated results of operations, financial condition or cash flows.

[Table of Contents]

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements" related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The adoption of SAB 104 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). As revised, SFAS 132 retains the disclosures required by the original SFAS 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS 132 requires disclosures in addition to those required by the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revisions to SFAS 132 are effective for financial statements for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS 132 are effective for interim periods beginning after December 15, 2003. The adoption of SFAS 132 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of June 1, 2004, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly-owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 common shares, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. AVX did not receive any of the proceeds from the February 2000 offering.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in notes 15 and 16 to the consolidated financial statements elsewhere in this Form 10-K. One principal strategic advantage for us is our ability to produce a broad product offering for our customers. The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage. In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer capacitors and various other ceramic products benefits us. An adverse change in our relationship with Kyocera could have a negative impact on our results of operations. We also have established several ongoing arrangements with Kyocera and have executed several agreements; the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of our Board of Directors. The Special Advisory Committee is comprised of our independent directors and is required to review and approve such agreements and any other significant transactions between us and Kyocera not covered by such agreements. Periodically, the Special Advisory Committee reviews a summary of our transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

[Table of Contents]

As a result of our completion of our previously announced acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004, we have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80 million for the fiscal year ended March 31, 2004. Our sales of such products will be included in our results beginning in fiscal 2005. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The initial purchase price of $12.2 million is subject to adjustment upon the final determination of the value of assets purchased and liabilities assumed.

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

[Table of Contents]

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our European sales, which accounted for approximately 27% of fiscal 2004 sales, are denominated in local, U.S. and Japanese currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. We have no material hedging commitments other than in Europe. Currency exchange gains and losses have been immaterial during the periods presented.

Assuming a 10% hypothetical adverse change in all European currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss would have an estimated impact on our results before income taxes of $24.2 million and $26.6 million for the fiscal years ended March 31, 2003 and 2004, respectively.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials are purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. Tantalum powder prices have fluctuated in a range of $190 to $500 per pound during the last three fiscal years. The market price was approximately $225 per pound at March 31, 2004. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers has led to higher prices during periods of increased demand. During this period of increased demand we entered into a long-term supply agreement for a portion of our anticipated tantalum requirements. As a result of the cost of tantalum materials under this contract and the continued decline in selling prices for tantalum products, in the second quarter of fiscal 2004 we recorded a charge of $87.7 million for the write-down of our then current tantalum raw materials and work in process inventories and future material purchase commitments. Our purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum raw materials were believed to be in short supply. If the downward trend in the prices at which we sell tantalum products were to continue, we could again be required to write-down the carrying value of our tantalum inventory and record additional losses on our purchase commitments.

Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $150 to $760 per troy ounce during the past three fiscal years. The market price was approximately $288 per troy ounce at March 31, 2004. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. The majority of our commodity-related ceramic capacitors are currently manufactured using nickel.

[Table of Contents]

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 40 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), AVX's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

In making this evaluation the Company has considered three "reportable conditions" (as defined under standards established by the American Institute of Certified Public Accountants) that were identified and communicated to the Audit Committee and management PricewaterhouseCoopers LLP ("PwC"), the Company's independent registered public accounting firm. Reportable conditions are matters coming to the attention of our independent registered public accounting firm that, in their judgment, relate to a condition which could adversely affect the organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. PwC and management reported to the Audit Committee that none of the reportable conditions, individually or when taken together, is believed to be a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants).

The reportable conditions relate to:

  limitations in the Company's ability to address the assertions embodied in the financial statements in a timely manner as a result of the lack of timely and adequate formal review of the Company's financial information by individuals sufficiently competent in U.S. GAAP matters, coupled with the fact that, in some instances, the Company's policies and procedures are not formally documented;

[Table of Contents]

  limitations in the Company's information systems, principally due to the disparity in the systems on a global basis and limited staff in the Company's information system department, which limit the Company's ability to access and analyze relevant data in a timely manner; and

  limitations in both the number of the Company's finance personnel and the understanding by some personnel of U.S. GAAP, which impose restrictions on the Company's ability to gather, analyze and report information relative to its financial statement assertions in a timely manner.

These reportable conditions caused management to devote additional resources to resolving matters that arose during our fiscal year end audit. Management is actively working to correct these reportable conditions. In conjunction with the Company's compliance efforts related to requirements of the Sarbanes-Oxley Act of 2002, we will be evaluating our global financial resources and abilities, evaluating global financial policies and procedures for compliance with U.S. GAAP and reviewing our information systems capabilities. As part of this process, we expect to remediate the reportable conditions identified above prior to the issuance of our results for the fiscal year ending March 31, 2005. However, such conditions, if uncorrected in fiscal year ending March 31, 2005, may rise to the level of a material weakness.

Based on the Company's evaluation as required by Rule 13a-15(b) and consideration of the reportable condition identified above, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the last quarter of the fiscal year ended March 31, 2004, the Company increased its internal audit staff, in part, to improve its disclosure controls and procedures.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter, except as noted above, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors - Governance", "Board of Directors - Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement"). Information required by this item relating to our executive officers also appears in Item I of Part 1 of this report under the caption "Executive Officers of the Registrant".

Code of Business Conduct and Ethics

We will post on our website any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

[Table of Contents]

Item 11.	Executive Compensation

The information required by this item is provided by incorporation by reference to information under the captions entitled "Executive Compensation", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided by incorporation by reference to information under the captions entitled "Ownership of Securities by Directors, Director Nominees and Executive Officers", "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is provided by incorporation by reference to information under the caption "Relationship with Kyocera and Related Transactions" in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is provided by incorporation by reference to information under the caption entitled "Report of the Audit Committee - Principal Independent Registered Public Accounting Firm Fees" in the Proxy Statement.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

	(b)	Reports on Form 8-K
(i)

The Company furnished a Current Report on Form 8-K under Item 12 - Results of Operations and Financial Condition, dated January 27, 2004, announcing the Company's consolidated financial results for the quarter ended December 31, 2003.

	(c)	Exhibits:
As indicated below, certain of the exhibits to this report are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are filed.

[Table of Contents]

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the "Form S-1")).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2003).
*10.1	Amended AVX Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).
*10.2	Amended Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
*10.3	Employment Agreement between AVX Corporation and Benedict P. Rosen (incorporated by reference to Exhibit 10.3 to the Form S-1).
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

*10.6	Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
*10.7	Amended AVX Nonqualified Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2001).
*10.8	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
*10.9	AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).
*10.10	Employment Agreement between AVX Corporation and John S. Gilbertson (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2002).
*10.11	AVX Corporation 2004 Stock Option Plan.
*10.12	AVX Corporation 2004 Non-Employee Directors' Stock Option Plan.
*10.13	AVX Corporation 2004 Management Incentive Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
24.2	Power of Attorney-Joseph Stach.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer - John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer - Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Kurt P. Cummings
* Agreement relates to executive compensation.

[Table of Contents]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	June 14, 2004
*
Kazuo Inamori	Chairman Emeritus of the Board	June 14, 2004
*
Yasuo Nishiguchi	Vice Chairman of the Board	June 14, 2004
*
John S. Gilbertson	Chief Executive Officer, President and Director	June 14, 2004
*
Donald B. Christiansen	Director	June 14, 2004
*
Kensuke Itoh	Director	June 14, 2004
*
Rodney N. Lanthorne	Director	June 14, 2004
*
Joseph Stach	Director	June 14, 2004
*
Richard Tressler	Director	June 14, 2004
*
Masahiro Umemura	Director	June 14, 2004
*
Yuzo Yamamura	Director	June 14, 2004

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

[Table of Contents]

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2003	2004
Current assets:
Cash and cash equivalents	$504,866	$534,730
Short-term investments in securities	-	30,000
Accounts receivable:
Trade	124,391	157,504
Affiliates	3,628	5,179
Inventories	358,739	293,869
Deferred income taxes	23,257	33,901
Prepaid and other	63,076	46,796
Total current assets	1,077,957	1,101,979
Long-term investments in securities	210,631	168,985
Property and equipment:
Land	20,613	21,209
Buildings and improvements	214,045	222,882
Machinery and equipment	1,064,543	1,130,722
Construction in progress	16,555	29,313
	1,315,756	1,404,126
Accumulated depreciation	(988,056)	(1,116,124)
	327,700	288,002
Goodwill, net	68,203	69,748
Other assets	16,022	39,163
Total Assets	$1,700,513	$1,667,877
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$3,422	$26
Accounts payable:
Trade	79,261	69,474
Affiliates	36,013	45,012
Income taxes payable	5,410	10,574
Accrued payroll and benefits	32,639	34,679
Accrued expenses	28,812	55,125
Total current liabilities	185,557	214,890
Other liabilities	51,800	66,443
Total Liabilities	237,357	281,333
Commitments and contingencies (Notes 13 and 17)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 173,761 and 173,648 shares for 2003 and 2004, respectively
Additional paid-in capital	343,281	342,811
Retained earnings	1,146,291	1,012,637
Accumulated other comprehensive income (loss)	6,202	64,617
Treasury stock, at cost, 2,607 and 2,720 shares for 2003 and 2004, respectively	(34,382)	(35,285)
Total Stockholders' Equity	1,463,156	1,386,544
Total Liabilities and Stockholders' Equity	$1,700,513	$1,667,877

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended March 31,
	2002	2003	2004
Net sales	$1,249,980	$1,134,111	$1,136,577
Cost of sales	1,124,252	1,067,939	1,078,891
Materials charge	22,410	-	87,720
Gross profit (loss)	103,318	66,172	(30,034)
Selling, general and administrative expenses	103,741	92,041	85,528
Restructuring charges	24,646	-	27,213
Profit (loss) from operations	(25,069)	(25,869)	(142,775)
Other income (expense):
Interest income	18,114	17,337	11,495
Interest expense	(1,851)	(1,255)	(391)
Other, net	1,800	(651)	-
Income (loss) before income taxes	(7,006)	(10,438)	(131,671)
Provision (benefit) for income taxes	226	2,000	(24,065)
Net income (loss)	$(7,232)	$(12,438)	$(107,606)
Income (loss) per share:
Basic	$(0.04)	$(0.07)	$(0.62)
Diluted	$(0.04)	$(0.07)	$(0.62)
Weighted average common shares outstanding:
Basic	174,684	174,325	173,634
Diluted	174,684	174,325	173,634

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock					Accumulated
				Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2001	174,702	$1,764	$(23,006)	$344,905	$1,218,308	$(36,937)	$1,505,034
Net income (loss)					(7,232)		(7,232)	$ (7,232)
Other comprehensive income (loss)						7,760	7,760	7,760
Dividends of $0.15 per share					(26,201)		(26,201)
Stock option activity	558		8,003	(2,882)			5,121
Tax benefit of stock option exercises				1,845			1,845
Treasury stock purchased	(581)		(10,292)				(10,292)

Balance, March 31, 2002	174,679	1,764	(25,295)	343,868	1,184,875	(29,177)	1,476,035	$ 528
Net income (loss)					(12,438)		(12,438)	$(12,438)
Other comprehensive income (loss)						35,379	35,379	35,379
Dividends of $0.15 per share					(26,146)		(26,146)
Stock option activity	142		2,078	(802)			1,276
Tax benefit of stock option exercises				215			215
Treasury stock purchased	(1,060)		(11,165)				(11,165)

Balance, March 31, 2003	173,761	1,764	(34,382)	343,281	1,146,291	6,202	1,463,156	$ 22,941
Net income (loss)					(107,606)		(107,606)	$(107,606)
Other comprehensive income (loss)						58,415	58,415	58,415
Dividends of $0.15 per share					(26,048)		(26,048)
Stock option activity	122		1,581	(595)			986
Tax benefit of stock option exercises				125			125
Treasury stock purchased	(235)		(2,484)				(2,484)

Balance, March 31, 2004	173,648	$1,764	$(35,285)	$342,811	$1,012,637	$ 64,617	$1,386,544	$(49,191)

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2002	2003	2004
Operating Activities:
Net income (loss)	$(7,232)	$(12,438)	$(107,606)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	138,501	119,921	93,797
Materials charge	22,410	-	87,720
Non-cash restructuring and special charges	21,885	-	7,543
Deferred income taxes	(12,803)	22,920	(30,058)
Changes in operating assets and liabilities:
Accounts receivable	171,290	16,933	(23,168)
Inventories	96,435	13,071	33,929
Accounts payable and accrued expenses	(69,973)	(651)	(7,592)
Income taxes payable	(80,779)	(43,188)	19,542
Other assets and liabilities	22,425	5,800	9,392
Net cash from operating activities	302,159	122,368	83,499
Investing Activities:
Purchases of property and equipment	(75,445)	(38,254)	(33,712)
Purchase of investment securities	(79,627)	(245,014)	(247,992)
Redemption of investment securities	-	97,126	259,638
Sale of investment securities	-	16,308	-
Other	(90)	(240)	(60)
Net cash used in investing activities	(155,162)	(170,074)	(22,126)
Financing Activities:
Proceeds from issuance of debt	739	9,516	6,728
Repayment of debt	(10,388)	(23,680)	(10,565)
Dividends paid	(26,201)	(26,146)	(26,048)
Purchase of treasury stock	(10,292)	(11,165)	(2,484)
Exercise of stock options	5,022	1,278	985
Net cash used in financing activities	(41,120)	(50,197)	(31,384)
Effect of exchange rate on cash	(153)	859	(125)
Increase (decrease) in cash and cash equivalents	105,724	(97,044)	29,864
Cash and cash equivalents at beginning of period	496,186	601,910	504,866
Cash and cash equivalents at end of period	$601,910	$504,866	$534,730

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

  Inventories:

  The Company determines the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43 ("ARB 43"). ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period the Company evaluates its inventory and adjusts to net realizable value the carrying value and excess quantities. The Company calculates the value of slow moving finished goods inventory based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions and general market conditions. Inventories are reviewed and adjusted and excess quantities are scrapped for technology changes, customer backlog and forecast changes, demand increases and decreases, market directional shifts, and obsolescence and aging. In addition to finished goods, the Company applies these principles to raw materials and work in process inventories.

  [Table of Contents]

  Investments:

  Investment securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.

  Property and Equipment:

  Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements - 10 to 31.5 years, and machinery and equipment - 3 to 10 years. Depreciation expense was $132,908, $119,921 and $93,797 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  In accordance with Statement of Financial Accounting Standards No.144 ("SFAS No. 144"), long-lived assets are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. In accordance with SFAS No.144 the carrying value of certain assets related to the Company's restructuring activities in France, Mexico and Taiwan were adjusted based on fair market value and are held for sale at March 31, 2004. The net carrying value of these assets was approximately $2,905 at March 31, 2004.

  The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the Company's results of operations.

  Restructuring:

  Restructuring charges reflect the cost reduction programs currently being implemented by the Company. These include workforce reductions, asset impairments and facility closures. Restructuring charges are accounted for under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") for charges initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Restructuring charges initiated before December 31, 2002 were accounted for under Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100") and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminating Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Under SAB 100 and EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded charges. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

  [Table of Contents]

  After our adoption on April 1, 2003, asset impairment charges are accounted for under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as "held and used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as "held for sale".

  Goodwill:

  The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets" on April 1, 2002. Pursuant to SFAS 142, goodwill is no longer amortized, but is tested for impairment at least annually or whenever conditions indicate that such impairment could exist. The Company completed the transitional goodwill impairment test as of April 1, 2002 and determined that there was no goodwill impairment at April 1, 2002.

  The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related operating unit. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's annual impairment analysis indicated that there was no impairment as Mach 31, 2004.

  The following table adjusts net income (loss) and earnings (loss) per share for fiscal year ended March 31, 2002 as if the non-amortization provisions of SFAS 142 had been required at that time:

	2002	2003	2004
Net income (loss)	$(7,232)	$(12,438)	$(107,606)
Add: Goodwill amortization	4,893	-	-
Adjusted net income (loss)	$(2,339)	$(12,438)	$(107,606)

Basic earnings (loss) per share:
Reported	$(0.04)	$(0.07)	$(0.62)
Adjusted	$(0.01)	$(0.07)	$(0.62)

Diluted earnings (loss) per share:
Reported	$(0.04)	$(0.07)	$(0.62)
Adjusted	$(0.01)	$(0.07)	$(0.62)

  Pension Assumptions:

  Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. The Company evaluates these assumptions at least annually. The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The Company has little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect the Company's experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

  [Table of Contents]

  Income Taxes:

  Deferred tax assets and liabilities arise from net operating losses and temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized when it is considered more likely than not that the full benefit of such tax assets will not be realized. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. The amount of U.S. taxes on such undistributed earnings as of March 31, 2003 and 2004 would have been approximately $94,683 and $85,532, respectively.

  The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. The Company has a deferred tax liability at March 31, 2003 and 2004 of $22,831 and $40,197, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the company on its U.S. income tax returns. Further, during the ordinary course of business, other changing facts and circumstances may impact the Company's ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statement of operations in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact our financial condition and results of operations.

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

  Derivative Financial Instruments:

  Derivative instruments are reported on the consolidated balance sheet at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income and the ineffective portion, if any, is reported in net earnings (loss). Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense.

  The Company uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.

  [Table of Contents]

  Revenue Recognition and Accounts Receivable:

  All of the Company's products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company ships products to customers based upon firm orders. Shipping and handling costs are included in cost of sales. The Company recognizes revenue when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured.

  Returns

  Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). The Company records an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. The amount accrued represents the return of value of the customer's inventory. When the product is returned and verified, the customer is given credit against their accounts receivable.

  A portion of the Company's sales are to independent electronic component distributors and are subject to various distributor sales programs. The Company reports provisions for distributor allowances in connection with such sales programs as a reduction in revenue and reports distributor allowances in the balance sheet as a reduction in accounts receivable.

  Distributor Stock Rotation Program

  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists", the Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. When the product is returned and verified, the distributor is given credit against their accounts receivable.

  Distributor Ship-from-Stock and Debit Program

  Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, the Company provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment.

  [Table of Contents]

  Distributor Price Concession

  Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributors have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products it is not probable that we will provide such price concessions. Since it is not probable when we ship products to our distributors that they will demand and/or we will grant price concessions on those sales, we account for such concessions in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting For Consideration Given by a Vendor to a Customer" ("EITF 01-09"). At the time of authorization, sales allowances are recorded at the maximum level for the difference in price of the inventory on hand at the distributor and our revised book price. When the price concession is authorized the distributor is given credit against their accounts receivable.

  Warranty:

  All of the Company's products are built to specification and tested by AVX for adherence to such specification before shipment to customers. The Company warrants to the original purchaser of our products that we will repair or replace, without charge, products if they fail due to a manufacturing defect. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", the Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory and direct costs of replacement. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product and other related costs.

  Grants:

  The Company receives employment and research grants from various non-U.S. governmental agencies which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. The grants are subject to certain conditions and non-compliance with such conditions could result in repayment of grants.

  Research, Development and Engineering:

  Research, development and engineering expenses totaled approximately $42,678, $43,504 and $38,630 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively, while research and development expenses included in these amounts totaled approximately $21,181, $21,359 and $13,877 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses while engineering costs in connection with existing products and processes are primarily included in cost of sales. The table below details the expenses classified in cost of sales and selling, general and administrative expenses for research, development and engineering expenses for the fiscal years ended March 31, 2002, 2003 and 2004. Research, development and engineering expenditures are expensed when incurred.

	Years Ended March 31,
	2002	2003	2004
Cost of sales	$3,106	$2,542	$2,622
Selling, general and administrative expense	18,075	18,817	11,255
Total research and development expense	21,181	21,359	13,877
Cost of sales	19,342	20,148	23,018
Selling general and administrative expense	2,155	1,997	1,735
Total research, development and engineering expense	$42,678	$43,504	$38,630

  [Table of Contents]

  Stock-Based Compensation:

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

  The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share for the fiscal years ended March 31, 2002, 2003 and 2004:

	2002	2003	2004
Net income (loss):
As reported	$(7,232)	$(12,438)	$(107,606)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,082)	(6,148)	(5,855)
Pro forma net income (loss)	$(13,314)	$(18,586)	$(113,461)

Earnings (loss) per share:
Basic - as reported	$(0.04)	$(0.07)	$(0.62)
Basic - pro forma	$(0.08)	$(0.11)	$(0.65)
Diluted - as reported	$(0.04)	$(0.07)	$(0.62)
Diluted - pro forma	$(0.08)	$(0.11)	$(0.65)

  Options granted in 2002, 2003 and 2004 had weighted average fair values of $10.91, $5.00 to $9.18 and $4.22 to $5.13, respectively using the Black-Scholes option pricing model. The following are weighted-average assumptions used for options granted during the fiscal years ended March 31, 2002, 2003 and 2004:

	2002 Grants	2003 Grants	2004 Grants
Expected life (years)	4	4	4
Interest rate	6.6%	3.19%	1.43%
Volatility	59.7%	60.0%	59.8%
Dividend yield	0.92%	0.98%	1.27%

  [Table of Contents]

  Treasury Stock:

  In April 2001, the Company's Board of Directors approved a stock repurchase program whereby up to 5,000,000 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 581,200 shares were purchased during the fiscal year ended March 31, 2002, 1,060,000 shares were purchased during the fiscal year ended March 31, 2003 and 235,000 shares were purchased during the fiscal year ended March 31, 2004. The Company did not purchase any shares of common stock during the fourth quarter of the fiscal year ended March 31, 2004. As of March 31, 2004, the Company had in treasury 2,719,994 common shares at a cost of $35,285. The repurchased shares are held as treasury stock and are available for general corporate purposes.

  Commitments and Contingencies:

  Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

  New Accounting Standards:

  In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections" ("SFAS 145"). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The adoption of SFAS 145 for the fiscal year beginning April 1, 2003, did not have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

  In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company does not have any guarantees on debt as of March 31, 2004. Accordingly, the adoption of FIN 45 did not have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Variable interest entities often are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. Formerly "Consolidation of Certain Special Purpose Entities" in its draft form, this interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", defines what these variable interest entities are and provides guidelines on how to identify them and also on how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the Financial Accounting Standards Board issued a revised FIN 46 ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) for special-purpose entities ("SPEs") created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) for non-SPEs created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) for all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We did not have any variable interest entities during the fiscal year ended March 31, 2004. Accordingly, the adoption of FIN 46 and FIN 46-R did not have a material impact on our consolidated results of operations, financial condition or cash flows.

  [Table of Contents]

  In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements" related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The adoption of SAB 104 by the Company did not have a material impact on its consolidated results of operations, financial condition or cash flows.

  In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). As revised, SFAS 132 retains the disclosures required by the original SFAS 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS 132 requires disclosures in addition to those required by the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revisions to SFAS 132 are effective for financial statements for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS 132 are effective for interim periods beginning after December 15, 2003. The adoption of SFAS 132 did not have a material impact on the Company's consolidated results of operations, financial condition or cash flows.

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

  The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the fiscal years ended March 31, 2002, 2003 and 2004. Stock options are the Company's only common stock equivalents and are considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

	2002	2003	2004
Basic weighted average shares outstanding	174,683,987	174,324,886	173,634,284
Diluted weighted average shares and potential common stock equivalents outstanding	174,683,987	174,324,886	173,634,284

  Common stock equivalents, not included in the computation of diluted earnings per share for the fiscal years ended March 31, 2002, 2003 and 2004 because the option's exercise price was greater than the average market price of the common shares were:

2002	2003	2004
322,457	1,262,774	666,299

  [Table of Contents]

  Common stock equivalents, not included in the computation of diluted earnings per share for the fiscal years ended March 31, 2002, 2003 and 2004 because the effect would have been antidilutive were:

2002	2003	2004
1,264,405	481,840	959,824

  Comprehensive Income (Loss):

  Comprehensive income for the fiscal years ended March 31, 2002, 2003 and 2004 includes the following components:

	2002	2003	2004
Net income (loss)	$(7,232)	$(12,438)	$(107,606)
Other comprehensive income (loss), net of tax:
Pension liability adjustment	-	(18,688)	(1,486)
Foreign currency translation adjustment	7,698	54,417	59,400
Foreign currency cash flow hedges	62	(350)	501
Comprehensive income (loss)	$528	$22,941	$(49,191)

  The accumulated balance of comprehensive income (loss), as of March 31, 2002, 2003 and 2004 is as follows:

	2003	2004
Balance at beginning of period	$(29,177)	$6,202
Pension liability adjustment	(18,688)	(1,486)
Foreign currency translation adjustment	54,417	59,400
Foreign currency cash flow hedges	(350)	501
Balance at end of period	$6,202	$64,617

  Materials Charge:

  As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum products, during the second quarter of fiscal 2004, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43,044 and $5,235 for raw materials and work in process, respectively. Also as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39,441 that consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. These accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current and non-current liabilities of $14,221 and $12,444, respectively, at March31, 2004. The remaining accrued net losses will be utilized as the Company satisfies its remaining purchase commitments under the long-term supply agreement. The Company had future purchase commitments of $119,923 at March 31, 2004. At March 31, 2004, we had $76,830 of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

  [Table of Contents]

  The tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. Potential downward price adjustments under the supply agreement were not assumed in the estimates. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. Therefore, the costs of materials will continue to reflect these write-downs and downward price adjustments regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would have been had the Company not taken the charge during the second quarter of the fiscal year ended March 31, 2004. If prices for tantalum products we sell were to recover in the future, the Company would not reverse the write-downs that we have taken on our tantalum materials inventory or the charges that we have taken against future purchase commitments. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurred and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, The Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

  Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $150 to $760 per troy ounce during the past three fiscal years. The market price was approximately $288 per troy ounce at March 31, 2004. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. However, during fiscal 2000 and 2001 the Company accumulated palladium inventories based upon customer forecasted demand. During fiscal 2002, due to the sudden and significant decrease in demand and the ongoing conversion to nickel, palladium inventory levels exceeded the Company's forecasted quantity requirements. In accordance with generally accepted accounting principles, during the fiscal year ended March 31, 2002, the Company recorded a $22,410 charge for the write-down of palladium to net realizable value. The Company determined that a portion of the palladium the Company had on hand would ultimately be used in production and a portion was deemed to be in excess of the amount that would ultimately be used in production and therefore would be held for sale. The $22,410 charge included $5,293 to adjust the carrying value of the palladium held for production to net realizable value and $17,117 to adjust the carrying value of the palladium held for sale to the current market price. The raw materials component of palladium-based product was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. In the second quarter of fiscal 2003, as a result of increased demand for components using palladium, the Company began using the remaining balance of this excess palladium inventory in production. Accordingly, the Company no longer records the effects of market price reductions on palladium inventory. The palladium inventory is being used in production at its current raw material carrying cost.

  [Table of Contents]

  Restructuring and Special Charges:

  Fiscal Year ended March 31, 2004

  The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total includes $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of March 31, 2004, approximately 695 of the related positions have been eliminated and $6,410 of the severance costs has been paid. The remaining accrual of $10,385 includes $185 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. As of March 31, 2004, approximately $3,566 of the facility closure costs remain to be paid with $1,146 to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

  Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	$10,385	$-	$3,566	$13,951

  Fiscal Year ended March 31, 2002

  The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. As of March 31, 2004, all related positions have been eliminated and $10,436 of the severance costs has been paid. The remaining accrual of $710 includes $298 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. During the quarter ended September 30, 2003, the facility closures cost estimate was increased by $357. As of March 31, 2004, $97 of the facility closures costs remain to be paid and are expected to be paid within the next twelve months.

  Activity related to these costs is as follows:

  [Table of Contents]

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(748)	(735)	(1,483)
Changes in Estimate	-	357	357
Balance at March 31, 2004	$710	$97	$807

  The Company recorded a materials charge of $22,410 for the write-down of palladium to net realizable value during the year ended March 31, 2002. Refer to note 4 for a description of the palladium materials charge. In addition, a special charge of $10,050 related to other excess and obsolete raw materials and finished goods was included in cost of goods sold.

  Included in selling, general and administrative expenses was a special charge of $3,035 for doubtful customers' receivables, as the economic environment caused the receivables due from a few smaller customers to be significantly past due and determined to be uncollectable.

  Accounts Receivable:
Accounts receivable at March 31 consisted of:	2003	2004
Trade	$157,059	$187,452
Less:
Allowances for doubtful accounts	5,360	5,324
Ship from stock and debit and stock rotation	16,917	16,962
Price concessions	1,108	56
Sales returns and discounts	9,283	7,606
Total allowances	32,668	29,948
	$124,391	$157,504

  Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

  Charges for allowances for doubtful accounts were approximately $3,047, $334 and $(80) and applications to allowances for doubtful accounts were $1,504, $854 and $295 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  Charges for distributor ship from stock and debit and stock rotation programs were approximately $50,384, $44,170 and $42,683, and applications to such allowances were approximately $53,147, $44,633 and $42,638 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  Charges for distributor price concessions were approximately $9,511, $1,119 and $1,567, and applications to price concessions were approximately $5,172, $7,323 and $2,619 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  [Table of Contents]

  The charges for sales returns and discounts were approximately $34,806, $20,895 and $18,969, and applications to sales returns and discounts were approximately $31,690, $25,037 and $21,341 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  Inventories:
Inventories at March 31 consisted of:	2003	2004
Finished goods	$90,272	$85,005
Work in process	95,402	93,941
Raw materials and supplies	173,065	114,923
	$358,739	$293,869
  Financial Instruments and Investments in Securities:

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. As of March 31, 2004, the Company believes that its credit risk exposure is not significant.

  As of March 31, 2003 and 2004, all investments in debt securities and time deposits held by the Company were classified as short-term held-to-maturity or long-term held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31:

	2003
Long-term investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$150,631	$424	$-	$151,055
Time deposits	60,000	-	-	60,000
	$210,631	$424	$-	$211,055

	2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$30,000	$-	$-	$30,000
Long-term investments:
U.S. government and agency securities	168,985	663	-	169,648
	$198,985	$663	$-	$199,648

  [Table of Contents]

  The fair values were estimated based on quoted market prices or pricing models using current market rates.

  The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company does not have any held-to-maturity securities with maturities greater than five years at March 31, 2004.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,000	$30,000
Due after one year through five years	168,985	169,648
Total	$198,985	$199,648

  Debt:

  The Company held no long-term debt at March 31, 2003 and 2004, respectively.

  Short-term bank debt at March 31, 2004 consisted of borrowings under a working capital bank facility of 21,725 Euros bearing interest at the market rate (2.54% as of March 31, 2004).

  All of the debt mentioned above is unsecured. Interest paid totaled $1,179, $450 and $244 during the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  Income Taxes:

  For financial reporting purposes, after adjustments for certain corporate items, income (loss) before income taxes includes the following components:

	Years Ended March 31,
	2002	2003	2004
Domestic	$(27,485)	$10,187	$(2,466)
Foreign	20,479	(20,625)	(129,205)
	$(7,006)	$(10,438)	$(131,671)

  The provision (benefit) for income taxes consisted of:

	Years Ended March 31,
	2002	2003	2004
Current:
Federal/State	$(1,219)	$(26,482)	$(2,481)
Foreign	14,417	5,562	8,474
	13,198	(20,920)	5,993
Deferred:
Federal/State	(8,603)	28,181	3,589
Foreign	(4,369)	(5,261)	(33,647)
	(12,972)	22,920	(30,058)
	$226	$2,000	$(24,065)

  [Table of Contents]

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2003		2004
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,024	$-	$13,625	$-
Inventory reserves	5,119	-	4,157	-
Accrued expenses	9,114	-	14,980	-
Tax over book depreciation	-	-	3,455	-
Sub total	23,257	-	36,217	-
Less valuation allowances	-	-	(2,316)	-
Total Current	$23,257	$-	$33,901	$-
Non-current:
Tax over book depreciation	$14,890	$1,164	$13,764	$2,133
Deduction of foreign branch losses	-	22,831	-	40,197
Pension obligations	11,213	-	12,104	-
Inventory reserves	-	-	13,604	-
Other, net	1,593	8,234	613	1,817
Net operating loss carryforwards	47,534	-	103,641	-
Sub total	75,230	32,229	143,726	44,147
Less valuation allowances	(37,012)	-	(70,250)	-
Total Non-current	$38,218	$32,229	$73,476	$44,147

  A reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2002	2003	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(46.1)	(6.0)	(0.7)
Effect of foreign operations	62.3	(0.9)	10.0
Change in valuation allowance	(103.4)	(71.2)	(27.0)
Other, net	49.0	23.9	1.0
Effective tax rate	(3.2)%	(19.2)%	18.3%

  At March 31, 2004 certain of the Company's foreign subsidiaries in Brazil, China, France, Korea, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carryforwards totaling approximately $319,108, of which most had no expiration date. There is greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in France, China, Korea, Israel, Malaysia and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. The valuation allowance increased $7,726 during the year ended March 31, 2003 and increased $35,554 during the year ended March 31, 2004 as a result of increases in the net operating losses of the subsidiaries mentioned above. We have recorded a deferred tax liability at March 31, 2003 and 2004 of $22,831 and $40,197, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company on its U.S. income tax returns.

  [Table of Contents]

  Income taxes paid totaled $103,748, $26,231 and $14,375 during the years ended March 31, 2002, 2003 and 2004, respectively.

  Employee Retirement Plans:

  Pension Plans:

  The Company sponsors various defined benefit pension plans covering certain employees. Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula. Effective December 31, 1995, the Company froze benefit accruals under its domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements. The Company's pension plans for certain European employees provide for benefits based on a percentage of final pay. The Company's funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. The Company uses a December 31 measurement date for all of its plans.

  The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 2003 and 2004 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2003	2004	2003	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$22,660	$24,768	$59,386	$74,480
Service cost	326	325	1,010	1,281
Interest cost	1,597	1,623	3,765	4,965
Plan participants' contributions	-	-	653	715
Actuarial loss (gain)	1,864	2,776	8,549	5,015
Benefits paid	(1,679)	(1,729)	(1,855)	(3,247)
Foreign currency exchange rate changes	-	-	2,972	11,727
Benefit obligation at end of year	24,768	27,763	74,480	94,936
Change in plan assets:
Fair value of plan assets at beginning of year	23,577	19,749	54,617	47,047
Actual return on assets	(2,149)	3,246	(10,401)	9,567
Employer contributions	-	-	1,158	1,681
Plan participants' contributions	-	-	653	715
Benefits paid	(1,679)	(1,729)	(1,153)	(3,247)
Foreign currency exchange rate changes	-	-	2,373	7,502
Other expenses	-	-	(200)	(278)
Fair value of plan assets at end of year	19,749	21,266	47,047	62,987
Funded status	(5,019)	(6,497)	(27,433)	(32,243)
Unrecognized actuary loss (gain)	4,302	5,229	26,026	28,170
Unrecognized prior service cost	186	154	222	198
Additional minimum liability	3,986	4,880	26,323	27,750
Net amounts recognized	$3,455	$3,766	$25,138	$23,875

  [Table of Contents]

  The Company's assumptions used in determining the pension assets (liabilities) and net periodic pension expense were as follows:

March 31,
	2002	2003	2004
Assumptions:
Discount rates	6.0-7.3%	5.75-6.75%	5.25-6.0%
Increase in compensation	3.0-4.0%	1.5-3.0%	1.25-3.25%
Expected long-term rate of return on plan assets	7.0-9.0%	7.5-8.0%	7.0-8.0%

  Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2002	2003	2004
Service cost	$1,980	$1,336	$1,606
Interest cost	5,424	5,362	6,588
Expected return on plan assets	(6,186)	(5,658)	(5,407)
Amortization of prior service cost	82	84	208
Amortization of transition obligation	22	-	-
Recognized actuarial loss (gain)	(126)	491	1,486
Net periodic pension cost (income)	$1,196	$1,615	$4,481

  The pension expense for pension plans is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. The discount rates used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. On that basis, discount rates decreased in a range of .5% - .75 % from March 31, 2003 to March 31, 2004.

  The expected long-term rate of return on plan assets assumption is based upon actual historical returns and future expectations for returns for each asset class. These expected results were adjusted for payment of reasonable expenses from plan assets. The historical compound long-term return on plan assets has exceeded 8% over the last ten years and management believes this assumption is appropriate based upon the mix of the investments and the long-term nature of the plans' investments. The Company's long-term strategy is for target allocation of 40% equity and 60% fixed income for its U.S. defined benefit plans.

  The Company's pension plans' weighted average asset allocations at March 31, 2003 and 2004, by asset category are as follows:

	March 31,
Asset Category	2003	2004
Equity securities	46%	41%
Debt securities	53%	57%
Other	1%	2%
Total	100%	100%

  [Table of Contents]

  No further contributions are required during fiscal 2005 under applicable law for the U.S. defined benefit pension plans.

  The projected benefit obligation and accumulated benefit obligation for the pension plans were as follows:

	March 31,
	2003	2004
Projected benefit obligation	$99,248	$122,699
Accumulated benefit obligation	98,336	121,788
Fair value of plan assets	66,796	84,254

  In accordance with the provisions of SFAS No.87, the Company has recognized a minimum pension liability for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued or prepaid pension amounts. The effect of this adjustment was to increase pension liabilities by $2,321 during the fiscal year ended March 31, 2004 ($30,309 during the fiscal year ended March 31, 2003) and a corresponding net of tax charge to comprehensive income of $1,486 during the year ended March 31, 2004 ($18,688 during the fiscal year ended March 31, 2003). These adjustments had no effect on the Company's results of operations for the fiscal years ended March 31, 2004 and 2003 and because these adjustments were non-cash, their effect has been excluded from the accompanying consolidated statement of cash flows.

  Savings Plans:

  The Company sponsors retirement savings plans which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2002, 2003 and 2004 were approximately $6,165, $5,955 and $5,625, respectively.

  The Company sponsors nonqualified deferred compensation programs which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2004, the market value of the trusts, $6,542, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to the Company's general creditors in the event of the Company's insolvency.

  Stock Based Compensation:

  The Company has two fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 650,000 shares of common stock. Under both plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options currently outstanding under the 1995 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan vest as to one third annually. The number of shares of common stock available for future issuance under both plans, consisting of options available to be granted and options currently outstanding, was 6,001,462 as of March 31, 2004.

  [Table of Contents]

  The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2004:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding - March 31, 2001	4,050,394	$14.22
Options granted	120,000	$22.23
Options exercised	(562,794)	$ 9.10
Options forfeited	(87,000)	$18.47
Unexercised options outstanding - March 31, 2002	3,520,600	$15.20
Options granted	915,655	$15.86
Options exercised	(141,700)	$ 9.01
Options forfeited	(54,700)	$20.70
Unexercised options outstanding - March 31, 2003	4,239,855	$15.48
Options granted	546,400	$11.87
Options exercised	(121,838)	$ 8.08
Options forfeited	(70,400)	$22.03
Unexercised options outstanding - March 31, 2004	4,594,017	$15.15
Price Range $15.44 to $29.30 (weighted average contractual life 6.8 years)	1,887,150	$22.18
Price Range $7.50 to $13.00 (weighted average contractual life 5.5 years)	2,706,867	$10.24
Exercisable options:
March 31, 2002	1,888,825	$12.31
March 31, 2003	2,459,650	$13.65
March 31, 2004	3,064,771	$14.72

  Commitments and Contingencies:

  At March 31, 2004, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $11,467.

  The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2004, were as follows:

  Years Ended March 31,
2005	$5,558
2006	4,414
2007	3,975
2008	2,584
2009	2,321
Thereafter	3,137

  Rental expense for operating leases was $7,773, $6,602 and $6,902 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively.

  [Table of Contents]

  During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received downward price adjustments during the fiscal year ended March 31, 2004 of $9,622. During the fiscal years ended March 31, 2002, 2003 and 2004, the Company purchased $100,896, $128,961 and $138,472, respectively, of material pursuant to the agreement. At March 31, 2004, future purchase commitments under the tantalum supply agreement are approximately $71,826 in fiscal 2005 and $48,097 in fiscal 2006. During the quarter ended September 30, 2003, the Company recorded a materials charge in connection with the tantalum supply agreement. See Note 4. In connection with the materials charge, the Company has remaining accruals of $26,665 at March 31, 2004 for the write-down of future purchase commitments under the tantalum supply agreement.

  AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of federal laws known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. AVX is not subject to any loss contingency resulting from the claims against Cabot.

  The Company from time to time enters into delivery contracts with selected suppliers for certain precious metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2004, the Company did not have any of these delivery contracts outstanding.

  The Company has entered into employment agreements with two executives which provide for salary continuance during a two-year advisory period upon retirement from the Company. One executive retired in July 2003.

  Derivative Financial Instruments:

  The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. The Company uses derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of the risk management strategy. The objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

  [Table of Contents]

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

  Derivatives not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") consist primarily of forwards used to hedge foreign currency balance sheet exposures. The foreign currency forward contracts that are not designated as hedges under SFAS 133 represent hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses.

  The effectiveness of foreign currency forward contracts, designated as cash flow hedges, is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates.

  During fiscal 2003 and 2004, the Company did not have any hedges for which all or a portion was deemed ineffective. In addition, during fiscal 2003 and 2004, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  At March 31, 2003 and 2004, the Company had net outstanding foreign exchange contracts totaling $172,097 and $224,350, respectively. At March 31, 2003 and 2004, the deferred gain (loss), net of taxes, recognized in accumulated other comprehensive income was ($350) and $159, respectively.

  Transactions With Affiliate:

  The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera. Except for the Buzzer Assembly Agreement, each of the agreements we have with Kyocera contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the Company's Board of Directors.

  The Company has entered into transactions with Kyocera as follows:

	Years Ended March 31,
	2002	2003	2004
Sales:
Product and equipment sales to affiliates	$36,256	$38,761	$28,686
Subcontracting activities	2,084	2,054	1,799
Commissions received	182	991	1,135
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	271,417	273,029	266,687
Commissions paid	118	5	-
Rent paid	1,194	894	-
Other:
Dividends paid	18,270	18,270	18,270

  [Table of Contents]

  Segment and Geographic Information:

  The Company's operating segments are based on the types of products from which the Company generates revenues. The Company has two operating segments: Passive Components and Connectors. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. Sales and operating results from these business units are shown in the table below and the operating results for passive components for the fiscal year ended March 31, 2004 include a $87,720 materials charge recorded during the quarter ended September 30, 2003. The operating results for passive components for the fiscal year ended March 31, 2002 include a $22,410 materials charge recorded during the quarter ended September 30, 2001. See Note 4 for a discussion of both materials charges. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors. The various components of each of these respective segments are aggregated as they each have similar economic characteristics, products and services, production processes, customer classes and distribution channels. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

  On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of our majority stockholder, Kyocera Corporation. Effective April 1, 2004, the Company has reorganized into a product line organization with five main product groups: Ceramic, Tantalum, Advanced, Connector and Kyocera Electronic Devices ("KED"). The KED division will contain the new KSS product group, along with Kyocera Developed Products ("KDP") group that is currently reported in the passive group segment and Kyocera Elco Connectors ("KEC") group that is currently reported in the connectors segment. Managers of each business unit will be responsible for the sales, marketing, production, research and development, and profitability of their division. The Company is evaluating the impact this reorganization will have on its segment reporting, and accordingly all segment reporting for the fiscal year ending March 31, 2005 will reflect the changes required under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

  The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The Company allocates the costs of shared resources between segments based on each segment's usage of the shared resources. Assets, cash, accounts receivable and investments in securities, which are centrally managed, are not readily allocable to operating segments.

  The table below presents product group net sales for the years ended March 31,

	2002	2003	2004
Ceramic Components	$280,330	$276,823	$263,835
Tantalum Components	305,790	281,918	288,021
Advanced Components	296,953	252,732	249,249
Kyocera Components	265,020	222,536	216,867
Connectors	101,887	100,102	118,605
Total Revenue	$1,249,980	$1,134,111	$1,136,577

  [Table of Contents]

  The tables below present information about reported segments for the years ended March 31,

	2002	2003	2004
Net sales:
Passive components	$1,148,093	$1,034,009	$1,017,972
Connectors	101,887	100,102	118,605
Total	$1,249,980	$1,134,111	$1,136,577

Profit (loss) from operations:
Passive components	$13,809	$(310)	$(124,599)
Connectors	11,716	11,389	14,465
Research & development	(21,181)	(21,359)	(13,877)
Corporate administration	(29,413)	(15,589)	(18,764)
Total	$(25,069)	$(25,869)	$(142,775)

Depreciation:
Passive components	$124,927	$112,589	$88,103
Connectors	4,703	3,478	3,221
Research & development	2,337	2,836	1,431
Corporate administration	941	1,018	1,042
Total	$132,908	$119,921	$93,797

Assets:
Passive components	$721,359	$675,502	$577,536
Connectors	24,896	25,940	26,059
Research & development	17,092	16,900	8,372
Cash, A/R and L/T investments	810,750	843,516	891,219
Goodwill	67,313	68,203	69,747
Corporate administration	50,189	70,452	94,944
Total	$1,691,599	$1,700,513	$1,667,877

Capital expenditures:
Passive components	$65,880	$32,726	$31,627
Connectors	3,186	2,211	1,242
Research & development	6,315	3,132	761
Corporate administration	64	185	82
Total	$75,445	$38,254	$33,712

  The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location. The Other category consists of Latin America and Israel.

  [Table of Contents]

	Years Ended March 31,
	2002	2003	2004
Net sales:
North America	$432,089	$413,558	$360,817
Europe	358,995	287,759	306,041
Asia	440,000	415,907	451,892
Other	18,896	16,887	17,827
Total	$1,249,980	$1,134,111	$1,136,577

Property, plant and equipment, net:
North America	$121,495	$100,144	$81,018
Europe	195,860	167,141	149,770
Asia	13,116	21,130	23,466
Other	52,100	39,285	33,748
Total	$382,571	$327,700	$288,002

  During the fiscal year ended March 31, 2002, our customer OY Nokia AB accounted for 13.5% of net sales. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2003 and 2004.

  Environmental Matters and Contingencies:

  The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's ultimate liability in connection with environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. We also operate on sites that may have potential future environmental issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters. Such reserves for remediation, compliance and legal costs totaled $2,171 at March 31, 2004. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

  Acquisitions:

  During fiscal 1998, we purchased a 41% interest in the research and development company, Electro-Chemical Research Ltd. ("ECR"). We made a further investment of $2,200 in May 2000 for an additional 10% interest in ECR. ECR has developed and patented a technology for high capacity electrical storage devices. We are committed to purchase the remaining interest in ECR. The purchase price for our interest in excess of 51% is determined based on sales and profitability of the products developed by ECR. The purchase price is not expected to have a material impact on our liquidity. We currently own 69% of ECR's outstanding shares.

  Summary of Quarterly Financial Information (Unaudited):

  Quarterly financial information for the fiscal years ended March 31, 2003 and 2004 is as follows:

  [Table of Contents]

	First Quarter		Second Quarter
	2003	2004	2003	2004
Net sales	$294,879	$256,655	$295,425	$267,286
Gross profit (loss)	21,197	4,009	22,572	(86,692)
Net income (loss)	1,310	(15,941)	994	(76,996)
Basic earnings (loss) per share	0.01	(0.09)	0.01	(0.44)
Diluted earnings (loss) per share	0.01	(0.09)	0.01	(0.44)

	Third Quarter		Fourth Quarter
	2003	2004	2003	2004
Net sales	$282,625	$296,831	$261,182	$315,805
Gross profit	13,563	17,892	8,840	34,757
Net income (loss)	(694)	(8,477)	(14,048)	(6,192)
Basic earnings (loss) per share	0.00	(0.05)	(0.08)	(0.04)
Diluted earnings (loss) per share	0.00	(0.05)	(0.08)	(0.04)

  Results for the fourth quarter ended March 31, 2004 include restructuring charges of $17,521, primarily related to a manufacturing facility closure in France and other world wide headcount reductions, partially offset by recoveries of $1,843 related to previous restructuring charges. The net after-tax impact of restructuring for the quarter was $15,927. Results for the fourth quarter ended March 31, 2003 include special charges of $2,983 in cost of sales related to the completion of restructuring activities that were initiated during fiscal 2002.

  Subsequent Events:

  On May 10, 2004, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2004, payable on June 1, 2004.

  On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan, a wholly owned subsidiary of our majority stockholder, Kyocera Corporation. We now have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80,000 for the fiscal year ended March 31, 2004. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The initial purchase price of $12,228 is subject to adjustment upon the final determination of the value of assets purchased and liabilities assumed.

  Effective April 1, 2004, the Company has reorganized into a product line organization with five main product groups: Ceramic, Tantalum, Advanced, Connector and KED. The Company is evaluating the impact this reorganization will have on its segment reporting, and accordingly all segment reporting for the fiscal year ending March 31, 2005 will reflect the changes required under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

[Table of Contents]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AVX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of April 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
June 14, 2004