Form 10-Q
period 2004-06-30
AVX CORP
filed 2004-08-09
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction	(IRS Employer ID No.)
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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2004
Common Stock, par value $0.01 per share	173,662,129

AVX CORPORATION

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2004	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$534,730	$569,189
Short-term investments in securities	30,000	-
Accounts receivable:
Trade	157,504	180,824
Affiliates	5,179	5,368
Inventories	293,869	330,874
Deferred income taxes	33,901	33,891
Prepaid and other	46,796	48,845
Total current assets	1,101,979	1,168,991
Long-term investments in securities	168,985	158,996
Property and equipment:
Land	21,209	21,175
Buildings and improvements	222,882	240,992
Machinery and equipment	1,130,722	1,151,948
Construction in progress	29,313	15,635
	1,404,126	1,429,750
Accumulated depreciation	(1,116,124)	(1,145,286)
	288,002	284,464
Goodwill, net	69,748	69,804
Other assets	39,163	39,233
Total Assets	$1,667,877	$1,721,488
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$26	$-
Accounts payable:
Trade	69,474	70,814
Affiliates	45,012	65,905
Income taxes payable	10,574	21,727
Accrued payroll and benefits	34,679	38,420
Accrued expenses	55,125	55,506
Total current liabilities	214,890	252,372
Other liabilities	66,443	63,370
Total Liabilities	281,333	315,742
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued 176,368 shares; outstanding, 173,648 and 173,660 shares at March 31, 2004 and June 30, 2004, respectively
Additional paid-in capital	342,811	340,346
Retained earnings	1,012,637	1,028,917
Accumulated other comprehensive income	64,617	69,852
Treasury stock, at cost, 2,720 and 2,708 shares at March 31, 2004 and June 30, 2004, respectively	(35,285)	(35,133)
Total Stockholders' Equity	1,386,544	1,405,746
Total Liabilities and Stockholders' Equity	$1,667,877	$1,721,488

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,
	2003	2004

Net sales	$256,655	$345,018
Cost of sales	252,646	288,836
Gross profit	4,009	56,182
Selling, general and administrative expenses	21,067	25,461
Restructuring charges	2,811	-
Profit (loss) from operations	(19,869)	30,721
Other income (expense):
Interest income	3,432	2,277
Interest expense	(119)	(80)
Other, net	115	2,850
Income (loss) before income taxes	(16,441)	35,768
Provision (benefit) for income taxes	(500)	12,876
Net income (loss)	$(15,941)	$22,892

Income (loss) per share:
Basic	$(0.09)	$0.13
Diluted	$(0.09)	$0.13

Dividends declared per share	$0.038	$0.038

Weighted average number of common shares outstanding:
Basic	173,701	173,655
Diluted	173,701	174,345

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,
	2003	2004
Operating Activities:
Net income (loss)	$(15,941)	$22,892
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	24,174	19,736
Deferred income taxes	(3,269)	1,377
Gain on sale of property, plant and equipment	-	(2,789)
Changes in operating assets and liabilities:
Accounts receivable	5,691	(10,607)
Inventories	(8,195)	(34,838)
Accounts payable and accrued expenses	(16,174)	6,263
Income taxes payable	1,567	9,205
Other assets and liabilities	(5,622)	(4,980)
Net cash provided (used) by operating activities	(17,769)	6,259

Investing Activities:
Purchases of property and equipment	(8,095)	(12,570)
Purchase of investment securities	(78,987)	(20,000)
Redemption of investment securities	95,000	59,989
Purchase of KSS, net of cash acquired	-	3,085
Proceeds from the sale of property, plant and equipment	-	3,863
Net cash provided by investing activities	7,918	34,367

Financing Activities:
Proceeds from issuance of debt	1,282	-
Repayment of debt	(1,455)	(26)
Dividends paid	(6,515)	(6,612)
Purchase of treasury stock	(1,377)	-
Exercise of stock options	47	100
Net cash used in financing activities	(8,018)	(6,538)

Effect of exchange rate changes on cash	1,287	371
Net increase (decrease) in cash and cash equivalents	(16,582)	34,459
Cash and cash equivalents at beginning of period	504,866	534,730
Cash and cash equivalents at end of period	$488,284	$569,189

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three-month period ended June 30, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the exercise price. The Company's policy is to grant stock options at fair value (market) on the date of grant.

As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the pro forma effect of stock-based compensation on net income and earnings (loss) per share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period.

The following is the Company's pro forma information for the three months ended June 30, 2003 and 2004:

	Three Months
	2003	2004
Net income (loss):
As reported	$(15,941)	$22,892
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,404)	(1,374)
Pro forma net income (loss)	$(17,345)	$21,518

Earnings (loss) per share:
Basic - as reported	$(0.09)	$0.13
Basic - pro forma	$(0.10)	$0.12
Diluted - as reported	$(0.09)	$0.13
Diluted - pro forma	$(0.10)	$0.12

The following are weighted-average assumptions used for options granted during the three-month periods ended June 30, 2003 and 2004:

	Three Months
	2003	2004

Expected life in years	3.9	4.0
Risk free interest rate	1.4%	3.5%
Expected volatility	59.8%	55.7%
Dividend yield	1.3%	1.0%

2. Earnings (Loss) Per Share:

Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options are the only common stock equivalents currently used by the Company and are computed using the treasury stock method.

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three months ended June 30, 2003 and 2004:

	Three Months
	2003	2004
Basic weighted average shares outstanding	173,700,945	173,655,110
Diluted weighted average shares and potential common stock equivalents outstanding	173,700,945	174,345,310

Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the option's exercise price was greater than the average market price of the common shares, for the three months ended June 30, 2003 and 2004, were:

Three Months
2003	2004
1,656,959	796,440

Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive, for the three months ended June 30, 2003 and 2004, were:

Three Months
2003	2004
310,569	-

3. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31, 2004	June 30, 2004
Trade	$187,452	$211,633
Less Allowances:
Doubtful accounts	5,324	5,223
Ship from stock and debit and stock rotation	16,962	17,376
Price concessions	56	56
Sales returns and discounts	7,606	8,154
Total allowances	29,948	30,809
	$157,504	$180,824

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

For the three months ended June 30, 2003 and 2004, there were no charges for allowances for doubtful accounts. Applications to allowances for doubtful accounts were $(11) and $165 for the three months ended June 30, 2003 and 2004, respectively.

Charges for distributor ship from stock and debit and stock rotation programs were approximately $10,786 and $9,489, and applications to such allowances were approximately $9,354 and $9,075 for the three months ended June 30, 2003 and 2004, respectively.

Charges for distributor price concessions were approximately $646 and $(110), and applications to price concessions were approximately $1,177 and $(110) for the three months ended June 30, 2003 and 2004, respectively.

The charges for sales returns and discounts were approximately $5,578 and $6,597, and applications to sales returns and discounts were approximately $7,455 and $6,057 for the three months ended June 30, 2003 and 2004, respectively.

4. Inventories:

Inventories consisted of:

	March 31,	June 30,
	2004	2004
Finished goods	$85,005	$111,143
Work in process	93,941	89,290
Raw materials and supplies	114,923	130,441
	$293,869	$330,874

5. Restructuring Charges:

Quarter ended June 30, 2003

The Company recorded $2,811 of restructuring charges during the three months ended June 30, 2003, for employee separations covering approximately 160 production, technical, administrative and support employees in all geographic regions.

Fiscal year ended March 31, 2004

The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total includes $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of June 30, 2004, approximately 819 of the related positions have been eliminated and $12,643 of the severance costs has been paid. The remaining accrual of $4,152 includes $185 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. As of June 30, 2004, approximately $2,902 of the facility closure costs remain to be paid with $1,146 to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	-	3,566	13,951
Utilized	(6,233)	-	(664)	(6,897)
Balance at June 30, 2004	$4,152	$-	$2,902	$7,054

Fiscal year ended March 31, 2002

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. During the quarter ended September 30, 2003, the facility closures cost estimate was increased by $357. As of June 30, 2004, all related positions have been eliminated and $10,510 of the severance costs has been paid. The remaining accrual of $636 includes $256 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. As of June 30, 2004, all of the facility closures costs have been paid.

Activity related to these costs is as follows:

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(748)	(735)	(1,483)
Changes in Estimate	-	357	357
Balance at March 31, 2004	710	97	807
Utilized	(74)	(97)	(171)
Balance at June 30, 2004	$636	$-	$636

6. Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have potential future environmental issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of June 30, 2004, its reserves of approximately $2,254 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2,281 and $2,389 of downward price adjustments during the three-month periods ended June 30, 2003 and 2004, respectively. At June 30, 2004, future purchase commitments under the tantalum supply agreement are approximately $58,101 during the balance of fiscal 2005 and $48,097 in fiscal 2006. During the quarter ended September 30, 2003, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $23,820 at June 30, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At June 30, 2004, the Company had $70,681 million of tantalum raw materials inventory that we expect will be used in the normal course of production.

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. Cabot has filed its initial motions to dismiss which are still pending. AVX is not subject to any loss contingency resulting from the claims against Cabot.

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

Comprehensive income for the three months ended June 30, 2003 and 2004 includes the following components:

	Three Months
	2003	2004
Net income (loss)	$(15,941)	$22,892
Other comprehensive income, net of tax:
Foreign currency translation adjustment	35,316	4,633
Foreign currency cash flow hedges	907	602
Comprehensive income	$20,282	$28,127

8. Segment and Geographic Information:

On April 1, 2004, the Company reorganized into a product line organization with six main product groups. Management has reported the results of operations to the Chief Operating Decision Maker, the Company's Chief Executive Officer, based upon a product line approach and determined the existence of the following operating segments: Ceramic, Advanced MLC, Tantalum, Kyocera Electronic Devices ("KED"), AVX Connector and TPC. The KED division includes the new KSS product group (certain sales and marketing subsidiaries acquired April 2, 2004 from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of our majority stockholder, Kyocera Corporation), along with the Kyocera Developed Products ("KDP") group that was reported in the passive component group segment and the Kyocera Elco Connectors ("KEC") group that was reported in the connectors group segment. Managers of each product group are responsible for the sales, marketing, production, research and development, and profitability of their product group. Based on the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), each of these business units are separate operating segments.

The Company's reportable segments are based on the types of products from which the Company generates revenues. The Company has three reportable segments: Passive Components, KED Resale and AVX Connectors. The operating segments of Ceramic, Advanced MLC, Tantalum and TPC have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of capacitors, oscillators, filters and connectors produced by Kyocera and resold by AVX. The AVX Connectors segment consists primarily of Elco automotive, telecom and memory connectors produced by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The Company allocates the costs of shared resources between segments based on each segment's usage of the shared resources. Cash, accounts receivable, investments in securities and certain other assets, which are centrally managed, are not readily allocable to operating segments. Prior year reportable segment information has been restated based on the above Company reorganization and new applicable segments. The tables below present information about reported segments for the three months ended June 30, 2003 and 2004:

	Three Months
	2003	2004
Net sales:
Passive Components	$188,768	$223,721
KED Resale	55,485	105,060
AVX Connectors	12,402	16,237
Total	$256,655	$345,018

	Three Months
	2003	2004
Operating profit (loss):
Passive Components	$(15,076)	$30,797
KED Resale	3,798	6,995
AVX Connectors	605	2,277
Research & development	(3,623)	(2,876)
Corporate administration	(5,573)	(6,472)
Total	$(19,869)	$30,721

	March 31, 2004	June 30, 2004
Assets:
Passive Components	$559,538	$594,349
KED Resale	20,006	25,217
AVX Connectors	24,737	25,964
Research & development	8,372	8,611
Cash, A/R and investments in securities	891,181	909,011
Goodwill	69,747	69,804
Corporate administration	94,296	88,532
Total	$1,667,877	$1,721,488

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three months ended June 30, 2003 and 2004:

	Three Months
	2003	2004
Net sales:
Americas	$91,761	$110,465
Europe	70,885	89,299
Asia	94,009	145,254
Total	$256,655	$345,018

9. Pension Plans:

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("Revised SFAS 132"). Revised SFAS 132 retains the disclosures required by the original SFAS 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Revised SFAS 132 requires disclosures in addition to those required by the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the disclosure requirements required by the Revised SFAS 132, as reflected in the Form 10-K for the fiscal year ended March 31, 2004. The interim disclosures are presented below.

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2003 and 2004 for the U.S. defined benefit plans:

	Three Months
	2003	2004
Service cost	$81	$91
Interest cost	406	404
Expected return on plan assets	(378)	(392)
Amortization of prior service cost	37	44
Net periodic pension cost	$146	$147

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2003 and 2004 for the non-U.S. defined benefit plans:

	Three Months
	2003	2004
Service cost	$371	$282
Interest cost	1,241	1,302
Expected return on plan assets	(1,024)	(1,122)
Amortization of prior service cost	15	15
Recognized actuarial loss	372	323
Net periodic pension cost	$975	$800

10. Acquisition:

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan, a wholly owned subsidiary of our majority stockholder, Kyocera Corporation. We now have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80,000 for the fiscal year ended March 31, 2004. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The final purchase price of the KSS acquisition of $11,991 was based on $9,617 of purchased net assets and $2,374 of goodwill, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

11. Subsequent Event:

On July 20, 2004, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2004. The dividend will be paid to stockholders of record on August 3, 2004 and will be disbursed on August 13, 2004.

[Table of Contents]
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2005, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2004, that could cause actual results to differ materially from those expressed in or implied by the information or statements. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three-month period ended June 30, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe. On April 2, 2004, we completed our acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of Kyocera. Effective April 1, 2004, we have reorganized into a product line organization with six main product groups. Management has reported the results of operations to the Chief Operating Decision Maker, the Company's Chief Executive Officer, based upon a product line approach and determined the existence of the following operating segments: Ceramic, Tantalum, Advanced MLC, Kyocera Electronic Devices ("KED") Resale, AVX Connectors and TPC. The KED Resale division includes the new KSS product group, along with the Kyocera Developed Products ("KDP") group that was previously reported in the passive group segment and the Kyocera Elco Connectors ("KEC") group that was previously reported in the connectors segment. Accordingly, as a result of this reorganization, we have revised our segment reporting in accordance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Effective April 1, 2004, we began reporting segment information in three reportable segments: Passive Components, KED Resale and AVX Connectors.

Our products are marketed worldwide and are primarily sold to original equipment manufacturers, independent electronic component distributors and contract equipment manufacturers through our own direct sales force and independent manufacturers' representatives.

Results of Operations

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Net Sales

Net sales in the three months ended June 30, 2004 increased $88.3 million, or 34.4%, to $345.0 million compared to $256.7 million in the three months ended June 30, 2003.

The table below represents product group revenues from external customers for the three-month periods ended June 30, 2003 and June 30, 2004.

	Three Months
$(000's)	2003	2004
Ceramic Components	$62,071	$74,578
Tantalum Components	65,446	78,581
Advanced Components	61,251	70,562
Total Passive Components	188,768	223,721

KDP and KSS Resale	42,499	85,960
KEC Resale	12,986	19,100
Total KED Resale	55,485	105,060

AVX Connectors	12,402	16,237
Total Net Sales	$256,655	$345,018

Passive component sales increased $34.9 million, or 18.5%, to $223.7 million from $188.8 million. The sales increase in passive components was primarily due to an increase in customer orders resulting from a continuing recovery in the electronics business end markets and increased demand partly due to the continued complexity and increased functionality of electronic products. Compared to the same period last year, passive component unit volumes increased approximately 24%, reflecting the increased demand discussed above. This increase in volume was partially offset by an overall decline in average selling prices of approximately 5.0% resulting from changes in product mix and lower selling prices. The Company saw continued pricing pressure in the first half of the fiscal year ended March 31, 2004 on commodity related products resulting from the industry's production capacity exceeding demand. Advanced component sales include 34.5% and 27.9% of tantalum advanced component sales and 65.5% and 72.1% of ceramic advanced component sales during the periods ended June 30, 2003 and June 30, 2004, respectively.

KED resale sales, excluding KEC resale connectors discussed below, increased $43.5 million, or 102.3%, to $86.0 million compared to $42.5 million during the same period last year. The increase is attributable to product mix and improved volumes resulting from the overall improvement in the electronics business end markets, in addition to approximately $24.3 million of sales of KSS crystal components from our April 2, 2004 acquisition, completed during the period ended June 30, 2004.

Compared to the same period last year total connector sales, including AVX manufactured and KEC resale connectors, increased $9.9 million, or 39.2%, to $35.3 million from $25.4 million. This increase was primarily attributable to product mix and increased volume due to sales from new customer programs and improved end market conditions.

The Company's sales to independent electronic distributors represented 42.6% of total sales for the period ended June 30, 2004, compared to 35.5% for the period ended June 30, 2003. This increase reflects more normalized distribution inventory replenishment and higher sales activity. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $9.4 million, or 6.0% of gross sales to distributors, for the three months ended June 30, 2004 and $11.4 million, or 10.4% of gross sales to distributors, for the three months ended June 30, 2003. This reduction is reflective of the improved demand in the electronics business end markets, resulting in a more stable pricing environment. Applications under such programs for the quarter ended June 30, 2004 and 2003 were approximately $9.0 million and $10.7 million, respectively.

Geographically, compared to the same period last year, sales as a percentage of total sales increased 5.5% in Asia and decreased 3.8% in the Americas and 1.7% in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period last year, sales in the Americas, Asia and Europe increased 20.4%, 54.5% and 26.0%, respectively.

Gross Profit

Gross profit in the three months ended June 30, 2004 increased $52.2 million to $56.2 million compared to $4.0 million in the three months ended June 30, 2003. Cost of sales for the three months ended June 30, 2004 reflect improved manufacturing efficiencies as a result of increased volumes, lower manufacturing costs as a result of moving production into lower cost regions, lower material costs and lower depreciation expense of $4.3 million due to lower capital spending during the past two fiscal years. Labor cost increased $3.9 million as a result of higher headcount due to increased production. Overall material expense decreased $6.4 million as a result of lower material costs, in part due to the tantalum materials charge taken in fiscal 2004. Lower material costs were partially offset by increased material usage due to higher production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2004 were $25.5 million, or 7.4% of net sales, compared with $21.1 million, or 8.2% of net sales, in the three months ended June 30, 2003. Direct selling expenses increased $0.6 million primarily due to higher sales commissions paid to independent manufacturers' representatives and higher freight costs due to higher sales. Professional fees increased $1.0 million primarily due to the increased costs related to compliance and the implementation of the Sarbanes-Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $13.6 million and $10.2 million in the three months ended June 30, 2004 and 2003, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

$(000's)	Three Months Ended June 30,
	2003	2004
Research and development expense:
Cost of sales	$725	$-
Selling, general and administrative expense	2,898	2,876
Total research and development expense	3,623	2,876
Engineering expense:
Cost of sales	6,068	10,382
Selling general and administrative expense	497	380
Total engineering expense	6,565	10,762
Total research, development and engineering expense	$10,188	$13,638

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors. Increased engineering costs are due to improvements made on products transferred to production from research and development in addition to ongoing enhancements of existing products.

Restructuring

The operating results for the three months ended June 30, 2003 included restructuring charges of $2.8 million related to worldwide headcount reductions from employee separations covering approximately 160 production, technical, administrative and support employees.

Income from Operations

As a result of the above factors, the Company reported a profit from operations of $30.7 million in the three months ended June 30, 2004 compared to a loss from operations of $19.9 million in the three months ended June 30, 2003.

Other Income

Other income increased $1.6 million to $5.0 million in the three months ended June 30, 2004 compared to $3.4 million in the prior fiscal year. The increase is due to a $2.8 million pre-tax and after-tax gain on the sale of a previously closed facility in Taiwan, offset by lower interest income resulting from lower interest rates on invested cash and securities.

Income Taxes

The Company's effective tax rate for the period ended June 30, 2004 was 36.0% compared to a tax benefit of 3.0% for the same period last year. This increase is due to increased taxable income partially offset by tax benefits resulting from operating losses for certain European and Asian operations which were offset by valuation allowances. The Company provides allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses. The Company's effective tax benefit for the period ended June 30, 2003 was 3.0% as tax benefits for losses incurred in certain countries were offset by the nondeductability of operating losses for certain European and Far East operations. The tax benefit for the period ended June 30, 2003 included $0.5 million from the favorable resolution of certain prior year tax matters.

Net Income (Loss)

As a result of the factors discussed above, the net income for the three-month period ended June 30, 2004 was $22.9 million compared to a net loss of $15.9 million for the three-month period ended June 30, 2003. The increase in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. In fiscal 2004, we saw a substantial improvement in the markets we serve and during the second half of the fiscal year, some pricing stabilization, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, but more modest, decline in average selling prices for certain commodity related products which is more typical over a longer period of time in our industry than the rapid average selling price declines experienced during the last two years resulting from the imbalance of the industry's manufacturing capacity and end market demand. As unit sales have increased during the last several quarters, the industry's manufacturing capacity utilization has steadily increased. This has helped stabilize selling prices. Additionally, in reaction to the slow down in demand during the prior fiscal years, the Company implemented global workforce reduction programs, manufacturing facility closures and other measures to reduce operating costs and rationalized our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

As a result of our completion of our previously announced acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004, we have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80.0 million for the fiscal year ended March 31, 2004. Sales of such products included in our results were approximately $24.3 million for the period ended June 30, 2004.

Effective April 1, 2004, we have reorganized into a product line organization with six main product groups: Ceramic, Tantalum, Advanced MLC, Kyocera Electronic Devices ("KED") Resale, AVX Connectors and TPC. The KED division contains the new KSS product group, along with the Kyocera Developed Products ("KDP") group that was previously reported in the passive group segment and the Kyocera Elco Connectors ("KEC") group that was previously reported in the connectors segment. Accordingly, as a result of this reorganization, we have revised our segment reporting in accordance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Effective April 1, 2004, we began reporting segment information in three reportable segments: Passive Components, KED Resale and AVX Connectors.

Long-Term:

We continue to be optimistic that opportunities of long-term growth and profitability will continue in fiscal 2005 due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of June 30, 2004, the Company had a current ratio of 4.63 to 1, $728.2 million of cash, cash equivalents and investments in securities, $1,405.7 million of stockholders' equity and no debt.

Net cash provided from operating activities was $6.3 million in the three months ended June 30, 2004 compared to $17.8 million of cash used in operations in the three months ended June 30, 2003. The increase in cash flow from operations compared to the same period last year was primarily a result of the higher net income and changes in net working capital to support the higher level of activity during the three months ended June 30, 2004.

Purchases of property and equipment were $12.6 million in the three-month period ended June 30, 2004 compared to $8.1 million in the three-month period ended June 30, 2003. Expenditures for both periods were primarily in connection with the transfer of Passive Component manufacturing operations to lower cost regions, process improvements in Passive Component product lines and expansion of production of some advanced and connector product lines. This included the construction of a 500,000 square foot manufacturing facility in China that was started during fiscal 2002 and was substantially complete at the end of fiscal 2004. Production is being transferred to this facility over the next year. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $45.0 million to $50.0 million in fiscal 2005. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2004, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of June 30, 2004, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At June 30, 2004, there were no balances under such agreements. These borrowings have been used primarily to fund regional working capital requirements.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2004, we did not have any of these delivery contracts outstanding.

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. Cabot has filed its initial motions to dismiss which are still pending. AVX is not subject to any loss contingency resulting from the claims against Cabot.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have potential future environmental issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that its reserves of approximately $2.3 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2.3 million and $2.4 million of downward price adjustments during the three-month periods ended June 30, 2003 and 2004, respectively. At June 30, 2004, future purchase commitments under the tantalum supply agreement are approximately $58.1 million during the balance of fiscal 2005 and $48.1 million in fiscal 2006. During the quarter ended September 30, 2003, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $23.8 million at June 30, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At June 30, 2004, the Company had $70.7 million of tantalum raw materials inventory that we expect will be used in the normal course of production.

[Table of Contents]
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at June 30, 2004 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2004.

 [Table of Contents]
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

PART II:	OTHER INFORMATION

[Table of Contents]
ITEM 1.	LEGAL PROCEEDINGS

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. Cabot has filed its initial motions to dismiss which are still pending. AVX is not subject to any loss contingency resulting from the claims against Cabot.

[Table of Contents]
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 20, 2004 for the purpose of electing five directors, approving the AVX Corporation 2004 Stock Option Plan, approving the AVX Corporation 2004 Non-Employee Directors' Stock Option Plan and ratifying the Management Incentive Plan. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Election of Class II director with term expiring at the Annual Meeting in July of 2006 was approved with the following vote:

		Shares Voted "For"	Shares "Withheld"
Class II	Joseph Stach	159,669,233	1,153,687

Election of Class I directors with terms expiring at the Annual Meeting in July of 2007 was approved with the following vote:

		Shares Voted "For"	Shares "Withheld"
Class I	Kazuo Inamori	143,431,113	17,391,807
Class I	Kensuke Itoh	142,933,683	17,889,237
Class I	Benedict P. Rosen	143,257,577	17,565,343
Class I	Richard Tressler	159,742,643	1,080,277

The following is a summary of directors who were not up for election and continue in office:

Class II	John S. Gilbertson
Class II	Rodney N. Lanthorne
Class III	Yasuo Nishiguchi
Class III	Masahiro Umemura
Class III	Yuzo Yamamura
Class III	Donald B. Christiansen

Proposal 2:

Proposal to approve the AVX Corporation 2004 Stock Option Plan was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
156,084,917	4,163,997	574,006

Proposal 3:

Proposal to approve the AVX Corporation 2004 Non-Employee Directors' Stock Option Plan was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
158,199,700	2,048,614	574,606

Proposal 4:

Proposal to ratify the Management Incentive Plan was approved with the following vote:

Shares Voted "For"	Shares Voted "Against"	Shares "Abstaining"
158,922,906	1,322,432	577,582

[Table of Contents]
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.
32.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.
32.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2004.
(b) Reports on Form 8-K:
(i)

The Company furnished a Current Report on Form 8-K under Item 9 - Regulation FD Disclosure, dated April 20, 2004, announcing the Company's plans to exit the ferrite component market in Europe and to close a related factory in Beaune, France.

(ii)

The Company furnished a Current Report on Form 8-K under Item 12 - Results of Operations and Financial Condition, dated May 14, 2004, announcing the Company's consolidated financial results for the quarter ended March 31, 2004.

(iii)

The Company furnished a Current Report on Form 8-K under Item 12 - Results of Operations and Financial Condition, dated June 14, 2004, announcing that the Company filed its Annual Report on Form 10-K with the United States Securities and Exchange Commission.

[Table of Contents]

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 9, 2004

AVX Corporation

By:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary