Form 10-Q
period 2004-09-30
AVX CORP
filed 2004-11-09
CIK 859163

[Table of Contents]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 1-7201

AVX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction	(IRS Employer ID No.)
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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, par value $0.01 per share	173,557,129

AVX CORPORATION
INDEX

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	March 31,	September 30,
	2004	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$534,730	$537,695
Short-term investments in securities	30,000	-
Accounts receivable:
Trade	157,504	176,813
Affiliates	5,179	4,466
Inventories	293,869	367,716
Deferred income taxes	33,901	24,983
Prepaid and other	46,796	45,347
Total current assets	1,101,979	1,157,020
Long-term investments in securities	168,985	158,996
Property and equipment:
Land	21,209	20,912
Buildings and improvements	222,882	241,204
Machinery and equipment	1,130,722	1,152,379
Construction in progress	29,313	21,785
	1,404,126	1,436,280
Accumulated depreciation	(1,116,124)	(1,160,506)
	288,002	275,774
Goodwill, net	69,748	69,656
Other assets	39,163	34,212
Total Assets	$1,667,877	$1,695,658
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank debt	$26	$-
Accounts payable:
Trade	69,474	75,310
Affiliates	45,012	59,648
Income taxes payable	10,574	3,290
Accrued payroll and benefits	34,679	37,081
Accrued expenses	55,125	48,369
Total current liabilities	214,890	223,698
Other liabilities	66,443	57,087
Total Liabilities	281,333	280,785
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued 176,368 shares; outstanding, 173,648 and 173,662 shares at March 31, 2004 and September 30, 2004, respectively
Additional paid-in capital	342,811	340,542
Retained earnings	1,012,637	1,041,020
Accumulated other comprehensive income	64,617	66,651
Treasury stock, at cost, 2,720 and 2,706 shares at March 31, 2004 and September 30, 2004, respectively	(35,285)	(35,104)
Total Stockholders' Equity	1,386,544	1,414,873
Total Liabilities and Stockholders' Equity	$1,667,877	$1,695,658

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004

Net sales	$267,286	$329,983	$523,941	$675,001
Cost of sales	266,258	277,076	518,904	565,912
Materials charge	87,720	-	87,720	-
Gross profit	(86,692)	52,907	(82,683)	109,089
Selling, general and administrative expenses	19,910	25,877	40,977	51,338
Restructuring charges	1,652	-	4,463	-
Profit (loss) from operations	(108,254)	27,030	(128,123)	57,751
Other income (expense):
Interest income	2,513	2,916	5,945	5,193
Interest expense	(108)	(79)	(227)	(159)
Other, net	(10)	268	105	3,118
Income (loss) before income taxes	(105,859)	30,135	(122,300)	65,903
Provision (benefit) for income taxes	(28,863)	11,520	(29,363)	24,396
Net income (loss)	$(76,996)	$18,615	$(92,937)	$41,507

Income (loss) per share:
Basic	$(0.44)	$0.11	$(0.54)	$0.24
Diluted	$(0.44)	$0.11	$(0.54)	$0.24

Dividends declared per share	$0.038	$0.038	$0.075	$0.075

Weighted average number of common shares outstanding:
Basic	173,598	173,661	173,649	173,658
Diluted	173,598	174,009	173,649	174,196

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended September 30,
	2003	2004
Operating Activities:
Net income (loss)	$(92,937)	$41,507
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	47,538	38,973
Deferred income taxes	(24,268)	2,533
Materials charge	87,720	-
Gain on sale of property, plant and equipment	-	(3,090)
Changes in operating assets and liabilities:
Accounts receivable	(820)	(5,607)
Inventories	(7,754)	(71,526)
Accounts payable and accrued expenses	(8,751)	(11,062)
Income taxes payable	(6,709)	2,575
Other assets and liabilities	(1,668)	(1,082)
Net cash used by operating activities	(7,649)	(6,779)

Investing Activities:
Purchases of property and equipment	(14,457)	(25,931)
Purchase of investment securities	(119,056)	(20,000)
Redemption of investment securities	127,931	59,989
Purchase of KSS, net of cash acquired	-	3,247
Proceeds from the sale of property, plant and equipment	-	4,446
Other	-	(60)
Net cash provided (used) by investing activities	(5,582)	21,691

Financing Activities:
Proceeds from issuance of debt	1,620	-
Repayment of debt	(2,811)	(26)
Dividends paid	(13,224)	(13,124)
Purchase of treasury stock	(2,484)	-
Exercise of stock options	475	125
Net cash used in financing activities	(16,424)	(13,025)

Effect of exchange rate changes on cash	1,165	1,078
Net increase (decrease) in cash and cash equivalents	(28,490)	2,965
Cash and cash equivalents at beginning of period	504,866	534,730
Cash and cash equivalents at end of period	$476,376	$537,695

See accompanying notes to consolidated financial statements.

[Table of Contents]

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 due to the cyclical nature of our business and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three and six-month periods ended September 30, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

New Accounting Standards

In September 2004, the EITF reached a consensus (EITF 04-10) with regard to applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information and Related Information, in determining whether to aggregate operating segments that do not meet the quantitative thresholds.

Paragraph 19 of FAS 131 provides guidance for combining information about operating segments that do not individually meet the quantitative thresholds to be reportable segments. These operating segments may only be combined if they share a majority of the aggregation criteria listed in Paragraph

17 of FAS 131. Paragraph 17 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objectives and basic principles of FAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

  The nature of the products and services.

  The nature of the production process.

  The type or class of customer for their products and services.

  The methods used to distribute the products or provide their services.

  If applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.

There is diversity in practice regarding how an entity might consider the aggregation criteria listed in Paragraph 17 in applying the guidance in Paragraph 19 to operating segments that do not meet the qualitative thresholds.

At the September 2004 meeting, the task Force reached a consensus that operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a) - (e), listed in Paragraph 17, in order to be aggregated under Paragraph 19.

The Task Force agreed that the consensus would be effective no later than fiscal years ending after October 13, 2004. The corresponding information for earlier periods, including interim periods, shall be restated, unless it is impractical to do so. The Company is currently evaluating the impact of EITF 04-10 on our segment reporting information.

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

As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the pro forma effect of stock-based compensation on net income and earnings (loss) per share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period.

The following is the Company's pro forma information for the three and six months ended September 30, 2003 and 2004:

	Three Months		Six Months
	2003	2004	2003	2004
Net income (loss):
As reported	$(76,996)	$18,615	$(92,937)	$41,507
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,105)	(784)	(2,149)	(1,805)
Pro forma net income (loss)	$(78,101)	$17,831	$(95,086)	$39,702

Earnings (loss) per share:
Basic - as reported	$(0.44)	$0.11	$(0.54)	$0.24
Basic - pro forma	$(0.45)	$0.10	$(0.55)	$0.23
Diluted - as reported	$(0.44)	$0.11	$(0.54)	$0.24
Diluted - pro forma	$(0.45)	$0.10	$(0.55)	$0.23

The following are weighted-average assumptions used for options granted during the three and six-month periods ended September 30, 2003 and 2004:

	Three Months		Six Months
	2003	2004	2003	2004

Expected life in years	*	4.0	4.0	4.0
Risk free interest rate	*	3.7%	1.4%	3.5%
Expected volatility	*	56.9%	59.8%	55.9%
Dividend yield	*	1.2%	1.4%	1.0%

*No options were issued during this period.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six months ended September 30, 2003 and 2004:

	Three Months		Six Months
	2003	2004	2003	2004
Basic weighted average shares outstanding	173,598,261	173,661,280	173,649,323	173,658,212
Diluted weighted average shares and potential common stock equivalents outstanding	173,598,261	174,008,911	173,649,323	174,195,964

Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the option's exercise price was greater than the average market price of the common shares, for the three and six months ended September 30, 2003 and 2004, were:

Three Months		Six Months
2003	2004	2003	2004
1,181,537	1,465,363	1,424,260	1,061,901

Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive, for the three and six months ended September 30, 2003 and 2004, were:

Three Months		Six Months
2003	2004	2003	2004
506,687	-	402,118	-

3. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31, 2004	September 30, 2004
Trade	$187,452	$206,551
Less Allowances:
Doubtful accounts	5,324	4,289
Ship from stock and debit and stock rotation	16,962	16,797
Price concessions	56	12
Sales returns and discounts	7,606	8,640
Total allowances	29,948	29,738
	$157,504	$176,813

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

Charges for allowances for doubtful accounts were approximately $0 and $(679), and applications to such allowances were approximately $(13) and $169 for the three months ended September 30, 2003 and 2004, respectively. Charges for allowances for doubtful accounts were approximately $0 and $(679), and applications to such allowances were approximately $(2) and $334 for the six months ended September 30, 2003 and 2004, respectively.

Charges for distributor ship from stock and debit and stock rotation programs were approximately $10,751 and $10,712, and applications to such allowances were approximately $10,196 and $11,291 for the three months ended September 30, 2003 and 2004, respectively. Charges for distributor ship from stock and debit and stock rotation programs were approximately $21,537 and $20,201, and applications to such allowances were approximately $19,550 and $20,366 for the six months ended September 30, 2003 and 2004, respectively.

Charges for distributor price concessions were approximately $727 and $0, and applications to price concessions were approximately $973 and $44 for the three months ended September 30, 2003 and 2004, respectively. Charges for distributor price concessions were approximately $1,372 and $0, and applications to price concessions were approximately $2,150 and $44 for the six months ended September 30, 2003 and 2004, respectively.

The charges for sales returns and discounts were approximately $6,759 and $7,479, and applications to sales returns and discounts were approximately $6,590 and $6,979 for the three months ended September 30, 2003 and 2004, respectively. The charges for sales returns and discounts were approximately $12,337 and $14,076, and applications to sales returns and discounts were approximately $14,045 and $13,036 for the six months ended September 30, 2003 and 2004, respectively.

4. Inventories:

Inventories consisted of:

	March 31,	September 30,
	2004	2004
Finished goods	$85,005	$127,214
Work in process	93,941	99,211
Raw materials and supplies	114,923	141,291
	$293,869	$367,716

5. Materials Charge:

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum product, during the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of the then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials (primarily raw materials) were $48,279. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39,441 which consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively. At September 30, 2004 the Company had remaining accruals reflected as current and non-current liabilities of $14,852 and $3,713, respectively.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge in the period that it was taken. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

6. Restructuring Charges:

Quarter ended September 30, 2003

The Company recorded $4,106 of restructuring charges during the six months ended September 30, 2003, for employee separations covering approximately 300 production, technical, administrative and support employees in all geographic regions, of which $1,295 was incurred during the three months ended September 30, 2003 covering approximately 140 production, technical, administrative and support employees in all geographic regions.

Fiscal year ended March 31, 2004

The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total includes $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the passive components segment. As of September 30, 2004, approximately 849 of the related positions have been eliminated and $15,526 of the severance costs has been paid. As of September 30, 2004, approximately $2,644 of the facility closure costs remain to be paid with $1,163 to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	-	3,566	13,951
Utilized	(6,233)	-	(664)	(6,897)
Balance at June 30, 2004	4,152	-	2,902	7,054
Utilized	(2,664)	-	(258)	(2,922)
Changes in Estimate	(219)	-	-	(219)
Balance at September 30, 2004	$1,269	$-	$2,644	$3,913

Fiscal year ended March 31, 2002

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. During the quarter ended September 30, 2003, the facility closures cost estimate was increased by $357. As of June 30, 2004, all related positions were eliminated. As of September 30, 2004, $10,510 of the severance costs has been paid. The remaining accrual of $636 includes $256 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. As of June 30, 2004, all of the facility closures costs were paid.

Activity related to these costs is as follows:

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(748)	(735)	(1,483)
Changes in Estimate	-	357	357
Balance at March 31, 2004	710	97	807
Utilized	(74)	(97)	(171)
Balance at June 30, 2004	636	-	636
Utilized	-	-	-
Balance at September 30, 2004	$636	$-	$636

7. Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have potential future environmental issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of September 30, 2004, its reserves of approximately $2,377 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2,281 and $3,909 of downward price adjustments during the three-month periods ended September 30, 2003 and 2004, respectively, and $4,427 and $6,298 of downward price adjustments for the six-month periods ended September 30, 2003 and 2004, respectively. At September 30, 2004, future purchase commitments under the tantalum supply agreement are approximately $34,394 during the balance of fiscal 2005 and $48,099 in fiscal 2006. During the quarter ended September 30, 2003, the Company recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, the Company has remaining accruals of $18,565 at September 30, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At September 30, 2004, the Company had $75,667 million of tantalum raw materials inventory that we expect will be used in the normal course of production.

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

8. Comprehensive Income:

Comprehensive income represents total non-shareholder changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income for the three and six months ended September 30, 2003 and 2004 includes the following components:

	Three Months		Six Months
	2003	2004	2003	2004
Net income (loss)	$(76,996)	$18,615	$(92,937)	$41,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,782)	(2,151)	28,534	2,482
Foreign currency cash flow hedges	450	(1,050)	1,357	(448)
Comprehensive income (loss)	$(83,328)	$15,414	$(63,046)	$43,541

9. Segment and Geographic Information:

On April 1, 2004, the Company reorganized into a product line organization with six main product groups. The Company's reportable segments are based on the types of products from which the Company generates revenues. In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has three reportable segments: Passive Components, Kyocera Electronic Devices ("KED") Resale and AVX Connectors. The operating segments of Ceramic, Advanced MLC, Tantalum and TPC have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of capacitors, oscillators, filters and connectors produced by our majority stockholder, Kyocera Corporation ("Kyocera"), and resold by AVX. The AVX Connectors segment consists primarily of Elco automotive, telecom and memory connectors produced by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the three and six months ended September 30, 2003 and 2004:

	Three Months		Six Months
	2003	2004	2003	2004
Net sales:
Passive Components	$188,129	$207,748	$376,896	$431,468
KED Resale	67,276	105,522	122,761	210,582
AVX Connectors	11,881	16,713	24,284	32,951
Total	$267,286	$329,983	$523,941	$675,001

	Three Months		Six Months
	2003	2004	2003	2004
Operating profit (loss):
Passive Components	$(106,986)	$28,468	$(122,062)	$59,265
KED Resale	5,560	6,663	9,358	13,658
AVX Connectors	547	2,118	1,152	4,395
Research & development	(3,428)	(2,907)	(7,051)	(5,783)
Corporate administration	(3,947)	(7,312)	(9,520)	(13,784)
Total	$(108,254)	$27,030	$(128,123)	$57,751

	March 31, 2004	September 30, 2004
Assets:
Passive Components	$559,538	$610,120
KED Resale	20,006	28,068
AVX Connectors	24,737	28,384
Research & development	8,372	9,485
Cash, A/R and investments in securities	891,181	873,504
Goodwill	69,747	69,656
Corporate administration	94,296	76,441
Total	$1,667,877	$1,695,658

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and six months ended September 30, 2003 and 2004:

	Three Months		Six Months
	2003	2004	2003	2004
Net sales:
Americas	$89,845	$113,336	$181,606	$223,801
Europe	70,000	83,656	140,885	172,955
Asia	107,441	132,991	201,450	278,245
Total	$267,286	$329,983	$523,941	$675,001

10. Pension Plans:

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

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2003 and 2004 for the U.S. defined benefit plans:

	Three Months		Six Months
	2003	2004	2003	2004
Service cost	$81	$91	$162	$182
Interest cost	406	404	812	808
Expected return on plan assets	(378)	(392)	(756)	(784)
Amortization of prior service cost	37	44	74	88
Net periodic pension cost	$146	$147	$292	$294

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2003 and 2004 for the non-U.S. defined benefit plans:

	Three Months		Six Months
	2003	2004	2003	2004
Service cost	$371	$282	$742	$564
Interest cost	1,241	1,302	2,482	2,604
Expected return on plan assets	(1,024)	(1,122)	(2,048)	(2,244)
Amortization of prior service cost	15	15	30	30
Recognized actuarial loss	372	323	744	646
Net periodic pension cost	$975	$800	$1,950	$1,600

11. Acquisition:

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of our majority stockholder, Kyocera. We now have the right to distribute crystal components previously sold by Kinseki in the Americas, Europe and parts of Asia. Annual sales of these products in these regions were approximately $80,000 for the fiscal year ended March 31, 2004. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations".

In August 2004, the Company sold a portion of the acquired goodwill associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera Corporation, for $198. This resulted in an adjustment to the purchase price and associated goodwill. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11,793 was based on $9,617 of purchased net assets and $2,176 of goodwill, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

12. Subsequent Event:

On October 22, 2004, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2004. The dividend will be paid to stockholders of record on November 8, 2004 and will be disbursed on November 15, 2004.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three and six-month periods ended September 30, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, bad debts, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe. On April 2, 2004, we completed our acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of Kyocera. Effective April 1, 2004, we reorganized into a product line organization with six main product groups. As a result of this reorganization, we have revised our segment reporting in accordance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Effective April 1, 2004, we began reporting segment information in three reportable segments: Passive Components, KED Resale and AVX Connectors.

Our products are marketed worldwide and are primarily sold to original equipment manufacturers, independent electronic component distributors and contract equipment manufacturers through our own direct sales force and independent manufacturers' representatives.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales

Net sales in the three months ended September 30, 2004 increased $62.7 million, or 23.5%, to $330.0 million compared to $267.3 million in the three months ended September 30, 2003.

The table below represents product group revenues from external customers for the three-month periods ended September 30, 2003 and September 30, 2004.

	Three Months
$(000's)	2003	2004
Ceramic Components	$58,853	$71,651
Tantalum Components	67,323	66,633
Advanced Components	61,953	69,464
Total Passive Components	188,129	207,748

KDP and KSS Resale	50,854	91,132
KEC Resale	16,422	14,390
Total KED Resale	67,276	105,522

AVX Connectors	11,881	16,713
Total Net Sales	$267,286	$329,983

Passive component sales increased $19.6 million, or 10.4%, to $207.7 million from $188.1 million. The sales increase in passive components was primarily due to an increase in customer orders resulting from a continuing recovery in the electronics business end markets and increased demand partly due to the continued complexity and increased functionality of electronic products. Compared to the same period last year, passive component unit volumes increased approximately 10.0%, reflecting the increased demand discussed above, and average selling prices increased by approximately 1.0%. The Company saw continued pricing pressure in the three months ended September 30, 2004 on commodity related products resulting from the industry's production capacity exceeding demand. Advanced component sales include 37.0% and 26.3% of tantalum advanced component sales and 63.0% and 73.7% of ceramic advanced component sales during the periods ended September 30, 2003 and September 30, 2004, respectively.

KED resale sales, excluding KEC resale connectors discussed below, increased $40.3 million, or 79.2%, to $91.1 million compared to $50.9 million during the same period last year. The increase is attributable to product mix and improved volumes resulting from the overall improvement in the electronics business end markets, in addition to approximately $31.8 million of sales of KSS crystal components from our April 2, 2004 acquisition of KSS.

Compared to the same period last year, total connector sales, including AVX manufactured and KEC resale connectors, increased $2.8 million, or 9.9%, to $31.1 million from $28.3 million. This increase was primarily attributable to product mix and increased volume due to sales from new customer programs and improved end market conditions.

The Company's sales to independent electronic distributors represented 38.0% of total sales for the period ended September 30, 2004, compared to 37.2% for the period ended September 30, 2003. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $10.7 million, or 7.9% of gross sales to distributors, for the three months ended September 30, 2004 and $11.5 million, or 10.3% of gross sales to distributors, for the three months ended September 30, 2003. This reduction is reflective of the improved demand in the electronics business end markets, resulting in a more stable pricing environment. Applications under such programs for the quarter ended September 30, 2004 and 2003 were approximately $11.3 million and $11.2 million, respectively.

Geographically, compared to the same period last year, sales in the Americas, Asia and Europe as a percentage of total sales were virtually unchanged. Compared to the same period last year, sales in the Americas, Asia and Europe increased 26.1%, 23.8% and 19.5%, respectively.

Gross Profit

Gross profit in the three months ended September 30, 2004 increased $139.6 million to $52.9 million compared to $(86.7) million in the three months ended September 30, 2003. Gross profit for the three-month period ended September 30, 2003 was negatively affected by the $87.7 million materials charge discussed below. Cost of sales for the three months ended September 30, 2004 reflect improved manufacturing efficiencies as a result of increased volumes, lower manufacturing costs as a result of moving production into lower cost regions, lower material costs and lower depreciation expense of $4.1 million due to lower capital spending during the past two fiscal years. Overall material expense, excluding the materials charge, decreased $27.0 million as a result of lower material costs, in part due to the tantalum materials charge taken in fiscal 2004. Lower material costs were partially offset by increased material usage due to higher production volumes.

Materials Charge

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum product, during the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87.7 million, (or $61.4 million and $0.35 per share on an after-tax basis), to cost of sales for the write-down of the then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials (primarily raw materials) were $48.3 million. Also, included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39.4 million which consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively. At September 30, 2004 the Company had remaining accruals reflected as current and non-current liabilities of $14.9 million and $3.7 million, respectively.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge in the period that it was taken. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2004 were $25.9 million, or 7.8% of net sales, compared with $19.9 million, or 7.4% of net sales, in the three months ended September 30, 2003. Direct selling expenses increased $1.3 million primarily due to higher sales commissions paid to independent manufacturers' representatives and higher freight costs due to higher sales. Professional fees increased $1.1 million primarily due to the increased costs related to public company compliance and the implementation of the Sarbanes - Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $9.4 million and $8.7 million in the three months ended September 30, 2003 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

$(000's)	Three Months Ended September 30,
	2003	2004
Research and development expense:
Cost of sales	$676	$-
Selling, general and administrative expense	2,752	2,907
Total research and development expense	3,428	2,907
Engineering expense:
Cost of sales	5,567	5,401
Selling general and administrative expense	452	402
Total engineering expense	6,019	5,803
Total research, development and engineering expense	$9,447	$8,710

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of components and develop high capacitance capacitors.

Restructuring

Quarter ended September 30, 2003

The Company recorded $4,106 of restructuring charges during the six months ended September 30, 2003, for employee separations covering approximately 300 production, technical, administrative and support employees in all geographic regions, of which $1,295 was incurred during the three months ended September 30, 2003 covering approximately 140 production, technical, administrative and support employees in all geographic regions.

Fiscal year ended March 31, 2004

The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total includes $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the passive components segment. As of September 30, 2004, approximately 849 of the related positions have been eliminated and $15,526 of the severance costs has been paid. As of September 30, 2004, approximately $2,644 of the facility closure costs remain to be paid with $1,163 to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	-	3,566	13,951
Utilized	(6,233)	-	(664)	(6,897)
Balance at June 30, 2004	4,152	-	2,902	7,054
Utilized	(2,664)	-	(258)	(2,922)
Changes in Estimate	(219)	-	-	(219)
Balance at September 30, 2004	$1,269	$-	$2,644	$3,913

Fiscal year ended March 31, 2002

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. During the quarter ended September 30, 2003, the facility closures cost estimate was increased by $357. As of June 30, 2004, all related positions were eliminated. As of September 30, 2004, $10,510 of the severance costs has been paid. The remaining accrual of $636 includes $256 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months. As of June 30, 2004, all of the facility closures costs were paid.

Activity related to these costs is as follows:

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(4,720)	(10,401)	(15,121)
Balance at March 31, 2002	6,426	3,099	9,525
Utilized	(4,968)	(2,624)	(7,592)
Balance at March 31, 2003	1,458	475	1,933
Utilized	(748)	(735)	(1,483)
Changes in Estimate	-	357	357
Balance at March 31, 2004	710	97	807
Utilized	(74)	(97)	(171)
Balance at June 30, 2004	636	-	636
Utilized	-	-	-
Balance at September 30, 2004	$636	$-	$636

Income from Operations

As a result of the above factors, the Company reported income from operations of $27.0 million in the three months ended September 30, 2004 compared to a loss from operations of $108.3 million in the three months ended September 30, 2003.

Other Income

Other income increased $0.7 million to $3.1 million in the three months ended September 30, 2004 compared to $2.4 million in the prior fiscal year. This increase is due to higher interest income and a $0.3 million gain on the sale of property.

Income Taxes

The Company's effective tax rate for the period ended September 30, 2004 was 38.0% compared to a tax benefit of 27.3% for the same period last year. This increase is due to increased taxable income partially offset by tax benefits resulting from operating losses for certain European and Asian operations which were offset by valuation allowances. The Company provides allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses.

Net Income (Loss)

Net income for the three-month period ended September 30, 2004 was $18.6 million compared to a net loss of $77.0 million for the three-month period ended September 30, 2003. The increase in net income was a result of the factors set forth above.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Net Sales

Net sales in the six months ended September 30, 2004 increased $151.1 million, or 28.8%, to $675.0 million compared to $523.9 million in the six months ended September 30, 2003.

The table below represents product group revenues from external customers for the six-month periods ended September 30, 2003 and September 30, 2004.

	Six Months
$(000's)	2003	2004
Ceramic Components	$120,924	$146,229
Tantalum Components	132,769	145,214
Advanced Components	123,204	140,026
Total Passive Components	376,897	431,469

KDP and KSS Resale	93,353	177,092
KEC Resale	29,408	33,490
Total KED Resale	122,761	210,582

AVX Connectors	24,283	32,950
Total Net Sales	$523,941	$675,001

Passive component sales increased $54.6 million, or 14.5%, to $431.5 million from $376.9 million. The sales increase in passive components was primarily due to an increase in customer orders resulting from a continuing recovery in the electronics business end markets and increased demand partly due to the continued complexity and increased functionality of electronic products. Compared to the same period last year, passive component unit volumes increased approximately 17.0%, reflecting the increased demand discussed above. This increase in volume was partially offset by an overall decline in average selling prices of approximately 2.0% resulting from changes in product mix and lower selling prices. The Company saw continued pricing pressure in the first half of the fiscal year on commodity related products resulting from the industry's production capacity exceeding demand. Advanced component sales include 35.7% and 27.1% of tantalum advanced component sales and 64.3% and 72.9% of ceramic advanced component sales during the periods ended September 30, 2003 and September 30, 2004, respectively.

KED resale sales, excluding KEC resale connectors discussed below, increased $83.7 million, or 89.7%, to $177.1 million compared to $93.4 million during the same period last year. The increase is attributable to product mix and improved volumes resulting from the overall improvement in the electronics business end markets, in addition to approximately $56.1 million of sales of KSS crystal components from our April 2, 2004 acquisition of KSS.

Compared to the same period last year, total connector sales, including AVX manufactured and KEC resale connectors, increased $12.7 million, or 23.6%, to $66.4 million from $53.7 million. This increase was primarily attributable to product mix and increased volume due to sales from new customer programs and improved end market conditions.

The Company's sales to independent electronic distributors represented 40.4% of total sales for the period ended September 30, 2004, compared to 37.8% for the period ended September 30, 2003. This increase reflects more normalized distribution inventory replenishment and higher sales activity. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $20.2 million, or 6.9% of gross sales to distributors, for the six months ended September 30, 2004 and $22.9 million, or 10.4% of gross sales to distributors, for the six months ended September 30, 2003. This reduction is reflective of the improved demand in the electronics business end markets, resulting in a more stable pricing environment. Applications under such programs for the six-month period ended September 30, 2004 and 2003 were approximately $20.4 million and $21.7 million, respectively.

Geographically, compared to the same period last year, sales as a percentage of total sales increased 2.8% in Asia and decreased 1.5% in the Americas and 1.3 % in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period last year, sales in the Americas, Asia and Europe increased 23.2%, 38.1% and 22.8%, respectively.

Gross Profit

Gross profit in the six months ended September 30, 2004 increased $191.8 million to $109.1 million compared to $(82.7) million in the six months ended September 30, 2003. Gross profit for the six-month period ended September 30, 2003 was negatively affected by the $87.7 million materials charge discussed below. Cost of sales for the six months ended September 30, 2004 reflect improved manufacturing efficiencies as a result of increased volumes, lower manufacturing costs as a result of moving production into lower cost regions, lower material costs and lower depreciation expense of $8.4 million due to lower capital spending during the past two fiscal years. Labor costs increased $3.7 million as a result of higher headcount due to increased production. Overall material expense, excluding the materials charge, decreased $33.4 million as a result of lower material costs, in part due to the tantalum materials charge taken in fiscal 2004. Lower material costs were partially offset by increased material usage due to higher production volumes.

Materials Charge

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum product, during the six months ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87.7 million, (or $61.4 million and $0.35 per share on an after-tax basis), to cost of sales for the write-down of the then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials (primarily raw materials) were $48.3 million. Also, included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39.4 million which consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively. At September 30, 2004 the Company had remaining accruals reflected as current and non-current liabilities of $14.9 million and $3.7 million, respectively.

The materials charge involved significant judgments on the Company's part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing and use of the Company's current supply of tantalum material and future purchases under the long-term supply agreement. If prices for tantalum products were to recover in the future, the Company would not reverse the write-downs that we have taken on our materials inventory or the charges that we have taken against future purchase commitments. Therefore, the costs of materials will continue to reflect these write-downs and charges regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would be had we not taken the charge in the period that it was taken. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurs and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended September 30, 2004 were $51.3 million, or 7.6% of net sales, compared with $41.0 million, or 7.8% of net sales, in the six months ended September 30, 2003. Direct selling expenses increased $1.9 million primarily due to higher sales commissions paid to independent manufacturers' representatives and higher freight costs due to higher sales. Professional fees increased $2.1 million primarily due to the increased costs related to public company compliance and the implementation of the Sarbanes - Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $19.6 million and $17.8 million in the six months ended September 30, 2003 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

$(000's)	Six Months Ended September 30,
	2003	2004
Research and development expense:
Cost of sales	$1,401	$-
Selling, general and administrative expense	5,650	5,783
Total research and development expense	7,051	5,783
Engineering expense:
Cost of sales	11,635	11,201
Selling general and administrative expense	949	782
Total engineering expense	12,584	11,983
Total research, development and engineering expense	$19,635	$17,766

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors. Decreased engineering costs are due to products transferred out of engineering to production.

Restructuring

Operating results for the six-month period ended September 30, 2003 include restructuring charges of $4.5 million related to worldwide headcount reductions across all geographic regions from employee separations covering approximately 300 production, technical, administrative and support employees and additional costs related to the completion of a previous facility closure.

Income from Operations

As a result of the above factors, the Company reported income from operations of $57.8 million in the six months ended September 30, 2004 compared to a loss from operations of $128.1 million in the six months ended September 30, 2003.

Other Income

Other income increased $2.4 million to $8.2 million in the six months ended September 30, 2004 compared to $5.8 million in the prior fiscal year. This net increase includes a $2.8 million pre-tax and after-tax gain on the sale of a previously closed facility in Taiwan, partially offset by lower interest income resulting from lower interest rates on invested cash and securities and lower cash balances.

Income Taxes

The Company's effective tax rate for the six-month period ended September 30, 2004 was 37.0% compared to a tax benefit of 24.0% for the same period last year. This increase is due to increased taxable income. The Company provides valuation allowances related to tax benefits resulting from operating losses for certain European and Asian operations where there is a greater likelihood of not realizing the future tax benefits of net operating losses. The tax benefit for the six-month period ended September 30, 2003 included $0.5 million from the favorable resolution of certain prior year tax matters.

Net Income (Loss)

Net income for the six months ended September 30, 2004 was $41.5 million compared to a net loss of $92.9 million for the six months ended September 30, 2003. The increase in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. During the first half of fiscal 2005, we saw an improvement in the markets we serve, some pricing stabilization, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, modest decline in average selling prices for certain commodity related products which is more typical over a longer period of time in our industry than the rapid average selling price declines experienced during the last two years resulting from the imbalance of the industry's manufacturing capacity and end market demand. This has helped stabilize selling prices. Additionally, in reaction to the slow down in demand during the prior fiscal years, the Company implemented global workforce reduction programs, manufacturing facility closures and other measures to reduce operating costs and rationalized our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

Long-Term:

We continue to be optimistic that opportunities of long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of September 30, 2004, the Company had a current ratio of 5.17 to 1, $696.7 million of cash, cash equivalents and investments in securities, $1,414.9 million of stockholders' equity and no debt.

Net cash used in operating activities was $6.8 million in the six months ended September 30, 2004 compared to $7.6 million of cash used in operations in the six months ended September 30, 2003. The increase in cash flow from operations compared to the same period last year was primarily a result of the higher net income, offset in part by changes in net working capital to support the higher level of activity during the six months ended September 30, 2004.

Purchases of property and equipment were $25.9 million in the six-month period ended September 30, 2004 compared to $14.5 million in the six-month period ended September 30, 2003. Expenditures for both periods were primarily in connection with the transfer of Passive Component manufacturing operations to lower cost regions, process improvements in Passive Component product lines and expansion of production of some advanced and connector product lines. This included the construction of a 500,000 square foot manufacturing facility in China that was started during fiscal 2002 that was substantially complete at the end of fiscal 2004. Production is being transferred to this facility over the next year. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $45.0 million to $50.0 million in fiscal 2005. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2004, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of September 30, 2004, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At September 30, 2004, there were no balances under such agreements. These borrowings have been used primarily to fund regional working capital requirements.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2004, we did not have any of these delivery contracts outstanding.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have potential future environmental issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of September 30, 2004, its reserves of approximately $2.4 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $4.4 million and $6.3 million of downward price adjustments for the six-month periods ended September 30, 2003 and 2004, respectively. At September 30, 2004, future purchase commitments under the tantalum supply agreement are approximately $34.4 million during the balance of fiscal 2005 and $48.1 million in fiscal 2006. During the quarter ended September 30, 2003, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $18.6 million at September 30, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At September 30, 2004, the Company had $75.7 million of tantalum raw materials inventory that we expect will be used in the normal course of production.

[Table of Contents]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at September 30, 2004 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2004.

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

In response to recently enacted changes in laws and regulations affecting public companies, including the provisions of the Sarbanes - Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full documentation, testing and analysis of the Company's internal control over financial reporting. In the course of this process, preliminary documentation and tests have identified certain deficiencies and necessary improvements which we are addressing. Areas requiring improvement include, but are not limited to, documentation of existing financial and information systems controls and issues surrounding segregation of duties and staffing levels. Management will consider these matters when assessing the effectiveness of the Company's internal control over financial reporting at year-end. These matters have been discussed with the Company's Audit Committee.

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

[Table of Contents]
ITEM 6.	EXHIBITS
Exhibits:
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 9, 2004.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, dated November 9, 2004.
32.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 9, 2004.
32.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, dated November 9, 2004.

[Table of Contents]

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 9, 2004

AVX Corporation

By:	/s/ Kurt P. Cummings
Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary