Form 10-Q
period 2004-12-31
AVX CORP
filed 2005-02-09
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004.

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

Yes X	No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 07, 2005
Common Stock, par value $0.01 per share	173,067,129

-1-

AVX CORPORATION

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2004	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$534,730	$501,156
Short-term investments in securities	30,000	20,000
Accounts receivable:
Trade	157,504	160,637
Affiliates	5,179	3,987
Inventories	293,869	386,628
Deferred income taxes	33,901	24,995
Prepaid and other	46,796	48,969
Total current assets	1,101,979	1,146,372
Long-term investments in securities	168,985	183,997
Property and equipment:
Land	21,209	21,311
Buildings and improvements	222,882	251,465
Machinery and equipment	1,130,722	1,224,849
Construction in progress	29,313	23,296
	1,404,126	1,520,921
Accumulated depreciation	(1,116,124)	(1,239,149)
	288,002	281,772
Goodwill, net	69,748	70,519
Other assets	39,163	37,877
Total Assets	$1,667,877	$1,720,537
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank debt	$26	$-
Accounts payable:
Trade	69,474	60,521
Affiliates	45,012	57,789
Income taxes payable	10,574	6,273
Accrued payroll and benefits	34,679	34,868
Accrued expenses	55,125	46,896
Total current liabilities	214,890	206,347
Other liabilities	66,443	54,791
Total Liabilities	281,333	261,138
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued 176,368 shares; outstanding, 173,648 and 173,127 shares at March 31, 2004 and December 31, 2004, respectively
Additional paid-in capital	342,811	340,542
Retained earnings	1,012,637	1,042,231
Accumulated other comprehensive income	64,617	116,606
Treasury stock, at cost, 2,720 and 3,241 shares at March 31, 2004 and December 31, 2004, respectively	(35,285)	(41,744)
Total Stockholders' Equity	1,386,544	1,459,399
Total Liabilities and Stockholders' Equity	$1,667,877	$1,720,537
See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004

Net sales	$296,831	$302,233	$820,772	$977,234
Cost of sales	278,939	266,894	797,843	832,805
Materials charge	-	-	87,720	-
Gross profit	17,892	35,339	(64,791)	144,429
Selling, general and administrative expenses	22,572	27,024	63,549	78,362
Restructuring charges	7,072	-	11,535	-
Profit (loss) from operations	(11,752)	8,315	(139,875)	66,067
Other income (expense):
Interest income	2,425	3,328	8,370	8,522
Interest expense	(50)	(76)	(277)	(235)
Other, net	(334)	510	(229)	3,625
Income (loss) before income taxes	(9,711)	12,077	(132,011)	77,979
Provision (benefit) for income taxes	(1,234)	4,457	(30,597)	28,852
Net income (loss)	$(8,477)	$7,620	$(101,414)	$49,127

Income (loss) per share:
Basic	$(0.05)	$0.04	$(0.58)	$0.28
Diluted	$(0.05)	$0.04	$(0.58)	$0.28

Dividends declared per share	$0.038	$0.038	$0.113	$0.113

Weighted average number of common shares outstanding:
Basic	173,602	173,433	173,633	173,583
Diluted	173,602	173,839	173,633	174,072

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended December 31,
	2003	2004
Operating Activities:
Net income (loss)	$(101,414)	$49,127
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	70,965	59,707
Deferred income taxes	(21,120)	2,151
Materials charge	87,720	-
Non-cash restructuring charge	5,112	-
Gain on sale of property, plant and equipment	-	(3,566)
Changes in operating assets and liabilities:
Accounts receivable	(12,029)	12,579
Inventories	25,738	(77,051)
Accounts payable and accrued expenses	(26,510)	(30,217)
Income taxes payable	(15,129)	5,533
Other assets and liabilities	(2,282)	1,661
Net cash provided (used) by operating activities	11,051	19,924

Investing Activities:
Purchases of property and equipment	(23,729)	(37,524)
Purchase of investment securities	-	(85,000)
Redemption of investment securities	11,587	79,989
Purchase of KSS, net of cash acquired	-	3,247
Proceeds from the sale of property, plant and equipment	-	5,528
Other	-	(60)
Net cash provided (used) by investing activities	(12,142)	(33,820)

Financing Activities:
Proceeds from issuance of debt	6,728	-
Repayment of debt	(6,241)	(26)
Dividends paid	(19,534)	(19,533)
Purchase of treasury stock	(2,484)	(6,641)
Exercise of stock options	695	126
Net cash provided (used) in financing activities	(20,836)	(26,074)

Effect of exchange rate changes on cash	2,534	6,396
Net increase (decrease) in cash and cash equivalents	(19,393)	(33,574)
Cash and cash equivalents at beginning of period	504,866	534,730
Cash and cash equivalents at end of period	$485,473	$501,156

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005 due to the cyclical nature of our business and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:
The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three and nine-month periods ended December 31, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

New Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus (EITF 04-10) with regard to applying Paragraph 19 of the Financial Accounting Standards Board ("FASB") Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information and Related Information, in determining whether to aggregate operating segments that do not meet the quantitative thresholds. There is diversity in practice regarding how an entity might consider the aggregation criteria listed in SFAS 131 to operating segments that do not meet the qualitative thresholds. At the September 2004 meeting, the Task Force reached a consensus that operating segments must always have similar economic characteristics and

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

meet a majority of the remaining five aggregation criteria listed in SFAS 131, in order to be aggregated. The original effective date was for fiscal years ending after October 13, 2004.  At its November 2004 meeting, the Task Force delayed the effective date of the issue to coincide with the effective date of the proposed FASB Staff Position (not yet issued) on the meaning of "similar economic characteristics".  The corresponding information for earlier periods, including interim periods, shall be restated, unless it is impractical to do so. The Company is currently evaluating the impact of EITF 04-10 on its segment reporting information.

In September 2004, the EITF reached a consensus on Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill." Companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test applying this guidance by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle.  These requirements should be applied to business combinations completed after September 29, 2004. The adoption of EITF D-108 did not impact the Company’s consolidated financial statements.

In November 2004, the FASB issued FAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” FAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 will not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) Number 153 Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS Number 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB Opinion Number 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB Opinion Number 29 required certain nonmonetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS Number 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

adopt SFAS Number 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded.  The Company is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the exercise price. The Company's policy is to grant stock options at fair value (market) on the date of grant.

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

The following is the Company's pro forma information for the three and nine months ended December 31, 2003 and 2004:

	Three Months		Nine Months
	2003	2004	2003	2004
Net income (loss):
As reported	$(8,477)	$7,620	$(101,414)	$49,127
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,100)	(784)	(3,249)	(2,588)
Pro forma net income (loss)	$(9,577)	$6,836	$(104,663)	$46,539

Earnings (loss) per share:
Basic - as reported	$(0.05)	$0.04	$(0.58)	$0.28
Basic - pro forma	$(0.06)	$0.04	$(0.60)	$0.27
Diluted - as reported	$(0.05)	$0.04	$(0.58)	$0.28
Diluted - pro forma	$(0.06)	$0.04	$(0.60)	$0.27

The following are weighted-average assumptions used for options granted during the three and nine-month periods ended December 31, 2003 and 2004:

	Three Months		Nine Months
	2003	2004	2003	2004

Expected life in years	*	*	4.0	4.0
Risk free interest rate	*	*	1.43%	3.5%
Expected volatility	*	*	59.8%	55.9%
Dividend yield	*	*	1.38%	1.0%

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine months ended December 31, 2003 and 2004 (in thousands, except for per share data):

	Three Months		Nine Months
	2003	2004	2003	2004

Net Income (Loss)	$(8,477)	$7,620	$(101,414)	$49,127

Computation of Basic EPS:
Weighted Average Shares Outstanding	173,602	173,433	173,633	173,583

Shares used in Computing Basic EPS	173,602	173,433	173,633	173,583

Basic earnings (loss) per share	$(0.05)	$0.04	$(0.58)	$0.28

Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,602	173,433	173,633	173,583

Shares used in Computing Diluted EPS (1), (2)	173,602	173,839	173,633	174,072

Diluted Income (loss) per share	$(0.05)	$0.04	$(0.58)	$0.28

(1) Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the option's exercise price was greater than the average market price of the common shares, were 713 shares and 1,346 shares for the three months ended December 31, 2003 and 2004, respectively and were 1,144 shares and 1,130 shares for the nine months ended December 31, 2003 and 2004, respectively.

(2) Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive, were 789 shares and 0 shares for the three months ended December 31, 2003 and 2004, respectively and were 545 shares and 0 shares for the nine months ended December 31, 2003 and 2004, respectively.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

3. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31, 2004	December 31, 2004
Trade	$187,452	$193,243
Less Allowances:
Doubtful accounts	5,324	3,748
Ship from stock and debit and stock rotation	16,962	17,963
Price concessions	56	10
Sales returns and discounts	7,606	10,885
Total allowances	29,948	32,606
	$157,504	$160,637

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

Charges for allowances for doubtful accounts were approximately $0 and $(643), and applications to such allowances were approximately $252 and $60 for the three months ended December 31, 2003 and 2004, respectively. Charges for allowances for doubtful accounts were approximately $0 and $(1,322), and applications to such allowances were approximately $250 and $394 for the nine months ended December 31, 2003 and 2004, respectively.

Charges for distributor ship from stock and debit and stock rotation programs were approximately $10,819 and $11,589, and applications to such allowances were approximately $9,853 and $10,423 for the three months ended December 31, 2003 and 2004, respectively. Charges for distributor ship from stock and debit and stock rotation programs were approximately $32,356 and $31,790, and applications to such allowances were approximately $29,403 and $30,790 for the nine months ended December 31, 2003 and 2004, respectively.

Charges for distributor price concessions were approximately $499 and $0, and applications to price concessions were approximately $480 and $2 for the three months ended December 31, 2003 and 2004, respectively. Charges for distributor price concessions were approximately $1,871 and $0, and applications to price concessions were approximately $2,630 and $46 for the nine months ended December 31, 2003 and 2004, respectively.

The charges for sales returns and discounts were approximately $5,015 and $8,422, and applications to sales returns and discounts were approximately $4,853 and $8,941 for the three months ended December 31, 2003 and 2004, respectively. The charges for sales returns and discounts were approximately $17,356 and $22,498, and applications to sales returns and discounts were approximately $18,880 and $21,977 for the nine months ended December 31, 2003 and 2004, respectively.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

4.    Inventories:

Inventories consisted of:

	March 31,	December 31,
	2004	2004
Finished goods	$85,005	$146,054
Work in process	93,941	94,599
Raw materials and supplies	114,923	145,975
	$293,869	$386,628

5. Materials Charge:

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum product, during the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of the then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials (primarily raw materials) were $48,279. Also included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39,441 which consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. These accruals were reflected in the balance sheet as current and non-current liabilities, respectively. At December 31, 2004 the Company had remaining accruals, reflected as a current liability of $16,467.

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

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

6. Restructuring Charges:

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

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

As of December 31, 2004, approximately 849 of the related positions have been eliminated and $14,919 of the severance costs has been paid. During the three month period ended December 31, 2004, facility closure costs estimates related to restructuring activities initiated during fiscal 2004 were reduced by $625 due to changes in estimated future obligations. During the nine month period ended December 31, 2004, severance and facility cost estimates related to restructuring activities initiated during fiscal 2004 were decreased by $625 and severance costs estimates related to restructuring activities initiated during fiscal 2004 were reduced by $219 due to changes in estimated future obligations.  As of December 31, 2004, approximately $1,873 of the facility closure costs remain to be paid with $1,163 to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	-	3,566	13,951
Utilized	(8,509)	-	(1,068)	(9,577)
Changes in Estimate	(219)	-	(625)	(844)
Balance at December 31, 2004	$1,657	$-	$1,873	$3,530

Fiscal year ended March 31, 2002

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment.

As of December 31, 2004, all related positions were eliminated. As of December 31, 2004, $10,510 of the severance costs has been paid. During the three month period ended December 31, 2004, severance cost estimates related to restructuring activities initiated during fiscal 2003 were decreased by $272 due to changes in estimated future obligations. The remaining accrual of $364 includes $256 of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:
		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(10,436)	(13,760)	(24,196)
Changes in Estimate	-	357	357
Balance at March 31, 2004	710	97	807
Utilized	(74)	(97)	(171)
Changes in Estimate	(272)	-	(272)
Balance at December 31, 2004	$364	$-	$364

7.    Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have potential future environmental issues. Once it becomes probable that the Company

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of December 31, 2004, its reserves of approximately $2,449 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $2,663 and $4,527 of downward price adjustments during the three-month periods ended December 31, 2003 and 2004, respectively, and $7,090 and $9,622 of downward price adjustments for the nine-month periods ended December 31, 2003 and 2004, respectively. At December 31, 2004, future purchase commitments under the tantalum supply agreement are approximately $16,033 during the balance of fiscal 2005 and $48,099 in fiscal 2006. During the quarter ended September 30, 2003, the Company recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, the Company has remaining accruals of $16,467 at December 31, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At December 31, 2004, the Company had $86,974 of tantalum raw materials inventory that we expect will be used in the normal course of production.

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On November 22, 2004, that action was dismissed on procedural grounds and that dismissal is currently on appeal. AVX is not subject to any loss contingency resulting from the claims against Cabot.

We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

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

Comprehensive income for the three and nine months ended December 31, 2003 and 2004 includes the following components:

	Three Months		Nine Months
	2003	2004	2003	2004
Net income (loss)	$(8,477)	$7,620	$(101,414)	$49,127
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27,441	49,292	55,972	51,774
Foreign currency cash flow hedges	185	663	1,542	215
Comprehensive income (loss)	$19,149	$57,575	$(43,900)	$101,116

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

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

The tables below present information about reported segments for the three and nine months ended December 31, 2003 and 2004:

	Three Months		Nine Months
	2003	2004	2003	2004
Net sales:
Passive Components	$205,144	$180,444	$582,041	$611,912
KED Resale	78,267	104,722	201,028	315,304
AVX Connectors	13,420	17,067	37,703	50,018
Total	$296,831	$302,233	$820,772	$977,234

	Three Months		Nine Months
	2003	2004	2003	2004
Operating profit (loss):
Passive Components	$(7,166)	$16,503	$(121,099)	$70,789
KED Resale	7,092	3,664	16,450	17,323
AVX Connectors	914	1,840	2,066	6,236
Research & development	(3,417)	(2,791)	(10,468)	(8,574)
Corporate administration	(9,175)	(10,901)	(26,824)	(19,707)
Total	$(11,752)	$8,315	$(139,875)	$66,067

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

	March 31, 2004	December 31, 2004
Assets:
Passive Components	$559,538	$687,832
KED Resale	20,006	26,882
AVX Connectors	24,737	31,646
Research & development	8,372	8,140
Cash, A/R and investments in securities	891,181	865,790
Goodwill	69,748	70,519
Corporate administration	94,295	29,728
Total	$1,667,877	$1,720,537

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and nine months ended December 31, 2003 and 2004:

	Three Months		Nine Months
	2003	2004	2003	2004
Net sales:
Americas	$93,336	$88,952	$274,942	$312,752
Europe	75,855	85,951	216,740	258,906
Asia	127,640	127,330	329,090	405,576
Total	$296,831	$302,233	$820,772	$977,234

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

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (continued)

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2003 and 2004 for the U.S. defined benefit plans:

	Three Months		Nine Months
	2003	2004	2003	2004
Service cost	$81	$91	$243	$273
Interest cost	406	404	1,218	1,212
Expected return on plan assets	(378)	(392)	(1,134)	(1,176)
Amortization of prior service cost	37	44	111	132
Net periodic pension cost	$146	$147	$438	$441

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2003 and 2004 for the non-U.S. defined benefit plans:

	Three Months		Nine Months
	2003	2004	2003	2004
Service cost	$371	$282	$1,113	$846
Interest cost	1,241	1,302	3,723	3,906
Expected return on plan assets	(1,024)	(1,122)	(3,072)	(3,366)
Amortization of prior service cost	15	15	45	45
Recognized actuarial loss	372	323	1,116	969
Net periodic pension cost	$975	$800	$2,925	$2,400

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

12. Subsequent Event:
On February 7, 2005, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2004. The dividend will be paid to stockholders of record on February 18, 2005 and will be disbursed on February 25, 2005.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and Item 7, "Critical Accounting Policies and Estimates", in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. During the three and nine-month periods ended December 31, 2004, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net Sales

Net sales in the three months ended December 31, 2004 increased $5.4 million, or 1.8%, to $302.2 million compared to $296.8 million in the three months ended December 31, 2003.

The table below represents product group revenues from external customers for the three-month periods ended December 31, 2003 and December 31, 2004.

	Three Months
$(000's)	2003	2004
Ceramic Components	$67,039	$61,566
Tantalum Components	74,911	56,527
Advanced Components	63,194	62,351
Total Passive Components	205,144	180,444

KDP and KSS Resale	60,174	91,591
KEC Resale	18,093	13,131
Total KED Resale	78,267	104,722

AVX Connectors	13,420	17,067
Total Net Sales	$296,831	$302,233

Passive component sales decreased $24.7 million, or 12.0%, to $180.4 million from $205.1 million. The sales decrease in passive components was primarily due to declining prices on tantalum and ceramic components, a sales product mix toward smaller case sizes and a decrease in customer demand as customers moved to reduce their calendar year-end inventory levels. Compared to the same period last year, passive component unit volumes decreased approximately 22.0%, reflecting the decreased demand discussed above. The Company saw continued pricing pressure in the three months ended December 31, 2004 on commodity related products resulting from the industry's production capacity exceeding demand during this period. Advanced component sales include 30.6% and 26.6% of tantalum advanced component sales and 69.4% and 73.4% of ceramic advanced component sales during the periods ended December 31, 2003 and December 31, 2004, respectively.

KED resale sales, excluding KEC resale connectors discussed below, increased $31.4 million, or 52.2%, to $91.6 million compared to $60.2 million during the same period last year. The increase is attributable to an increase in sales during the quarter due to the addition of approximately $30.8 million of sales of KSS crystal components resulting from our April 2, 2004 acquisition of KSS.

Compared to the same period last year, total connector sales, including AVX manufactured and KEC resale connectors, decreased $1.3 million, or 4.1%, to $30.2 million from $31.5 million. This decrease was primarily attributable to a less favorable product mix and slightly decreased volume.

The Company's sales to independent electronic distributors represented 37.4% of total sales for the period ended December 31, 2004, compared to 39.8% for the period ended December 31, 2003. This shift was primarily due to the effect of end market demand on distributors. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $11.6 million, or 9.3% of gross sales to distributors, for the three months ended December 31, 2004 and $11.3 million, or 8.7% of gross sales to distributors, for the three months ended December 31, 2003. This slight increase is reflective of pricing pressure in the electronics business end markets. Applications under such programs for the quarter ended December 31, 2004 and 2003 were approximately $10.4 million and $10.3 million, respectively.

Geographically, compared to the same period last year, sales declined 2.0% in the Americas and 1.0% in Asia, offset by a 3.0% increase in Europe as a percentage of total sales. Compared to the same period last year, sales declined 4.7% in the Americas, were unchanged in Asia and increased 13.3% in Europe reflecting the translation impact of a weaker U.S. dollar compared to European currencies. Sales for the quarter improved approximately $4.0 million as a result of the weaker U.S. dollar when compared to the same period last year.

Gross Profit

Gross profit in the three months ended December 31, 2004 increased $17.4 million to $35.3 million compared to $17.9 million in the three months ended December 31, 2003. Cost of sales for the three months ended December 31, 2004 reflects lower manufacturing costs as a result of moving production into lower cost regions, lower material costs and lower depreciation expense of $2.7 million due to lower capital spending during the past two fiscal years. Overall material expense decreased $23.6 million as a result of lower production volumes and lower material costs. Partially offsetting these cost improvements, lower overall selling prices negatively impacted gross profit.  In addition, the weaker U.S. dollar resulted in an increase of approximately $9.8 million to cost of sales during the quarter when compared to the same period last year.

Restructuring

The Company recorded $7.1 million of restructuring charges during the three months ended December 31, 2003, for employee separations covering production, technical, administrative and support employees in all geographic regions and asset write-offs and other facility closure costs primarily in the passive components segment. During the three months ended December 31, 2004, facility cost estimates related to restructuring activities initiated during fiscal 2004 were decreased by $0.6 million and severance costs estimates related to restructuring activities initiated during fiscal 2003 were reduced by $0.3 million due to changes in estimated future obligations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2004 were $27.0 million, or 8.9% of net sales, compared with $22.6 million, or 7.6% of net sales, in the three months ended December 31, 2003. Direct selling expenses increased $0.8 million primarily due to higher sales commissions paid to independent manufacturers' representatives and higher freight costs due to higher sales. Professional fees and travel expenses increased approximately $2.0 million primarily due to the increased costs related to public company compliance initiatives and the global implementation of the Sarbanes - Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $8.4 million and $9.1 million in the three months ended December 31, 2003 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

$(000's)	Three Months Ended December 31,
	2003	2004
Research and development expense:
Selling, general and administrative expense	$3,417	$2,791
Total research and development expense	3,417	2,791
Engineering expense:
Cost of sales	4,625	5,862
Selling general and administrative expense	397	409
Total engineering expense	5,022	6,271
Total research, development and engineering expense	$8,439	$9,062

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of components and develop high capacitance capacitors. Increased engineering costs were due to products transferred out of research and development into engineering prior to full production.

Income from Operations

As a result of the above factors, the Company reported income from operations of $8.3 million in the three months ended December 31, 2004 compared to a loss from operations of $(11.8) million in the three months ended December 31, 2003.

Other Income

Other income increased $1.8 million to $3.8 million in the three months ended December 31, 2004 compared to $2.0 million in the prior fiscal year. This increase is primarily due to higher interest income.

Income Taxes

The Company's effective tax rate for the period ended December 31, 2004 was 36.9% compared to a tax benefit of 12.7% for the same period last year. In both periods, the effective tax rate is negatively impacted by tax benefits resulting from operating losses for certain European and Asian operations which were offset by valuation allowances. The Company provides allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses.

Net Income (Loss)

Net income for the three-month period ended December 31, 2004 was $7.6 million compared to a net loss of $(8.5) million for the three-month period ended December 31, 2003. The increase in net income was a result of the factors set forth above.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Net Sales

Net sales in the nine months ended December 31, 2004 increased $156.4 million, or 19.1%, to $977.2 million compared to $820.8 million in the nine months ended December 31, 2003.

The table below represents product group revenues from external customers for the nine-month periods ended December 31, 2003 and December 31, 2004.

	Nine Months
$(000's)	2003	2004
Ceramic Components	$187,963	$207,794
Tantalum Components	207,679	201,740
Advanced Components	186,399	202,378
Total Passive Components	582,041	611,912

KDP and KSS Resale	153,527	268,683
KEC Resale	47,501	46,621
Total KED Resale	201,028	315,304

AVX Connectors	37,703	50,018
Total Net Sales	$820,772	$977,234

Passive component sales increased $29.9 million, or 5.1%, to $611.9 million from $582.0 million. The sales increase in passive components was primarily due to an increase in customer orders resulting from a recovery in the electronics business end markets and increased demand partly due to the continued complexity and increased functionality of electronic products. Compared to the same period last year, passive component unit volumes increased approximately 1.8%, reflecting the increased demand discussed above. This increase in volume was partially offset by an overall decline in average selling prices resulting from changes in product mix and lower selling prices. The Company saw continued pricing pressure in the three quarters of the fiscal year on commodity related products resulting from the industry's production capacity exceeding demand and a decrease in customer demand as customers moved to reduce their calendar year-end inventory levels. Advanced component sales include 34.0% and 27.0% of tantalum advanced component sales and 66.0% and 73.0% of ceramic advanced component sales during the periods ended December 31, 2003 and December 31, 2004, respectively.

KED resale sales, excluding KEC resale connectors discussed below, increased $115.2 million, or 75.0%, to $268.7 million compared to $153.5 million during the same period last year. The increase is attributable to product mix and improved volumes resulting from the overall improvement in the electronics business end markets, in addition to approximately $87.0 million of sales of KSS crystal components resulting from our April 2, 2004 acquisition of KSS.

Compared to the same period last year, total connector sales, including AVX manufactured and KEC resale connectors, increased $11.4 million, or 13.4%, to $96.6 million from $85.2 million. This increase was primarily attributable to product mix and increased volume due to sales from new customer programs and improved end market conditions.

The Company's sales to independent electronic distributors represented 39.1% of total sales for the period ended December 31, 2004, compared to 38.5% for the period ended December 31, 2003. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $31.8 million, or 7.7% of gross sales to distributors, for the nine months ended December 31, 2004 and $34.2 million, or 9.8% of gross sales to distributors, for the nine months ended December 31, 2003. This reduction is reflective of the improved demand in the electronics business end markets, resulting in a more stable pricing environment. Applications under such programs for the nine-month period ended December 31, 2004 and 2003 were approximately $30.8 million and $32.0 million, respectively.

Geographically, compared to the same period last year, sales as a percentage of total sales increased 1.4% in Asia, decreased 1.5% in the Americas and were virtually unchanged in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period last year, sales in the Americas, Asia and Europe increased 13.8%, 23.2% and 19.5%, respectively. Sales for the nine months ended December 31, 2004 improved approximately $13.0 million as a result of the weaker U.S. dollar when compared to the same period last year.

Gross Profit

Gross profit in the nine months ended December 31, 2004 increased $209.2 million to $144.4 million compared to $(64.8) million in the nine months ended December 31, 2003. Gross profit for the nine-month period ended December 31, 2003 was negatively affected by the $87.7 million materials charge discussed below. Cost of sales for the nine months ended December 31, 2004 reflect improved manufacturing efficiencies as a result of increased volumes, lower manufacturing costs as a result of moving production into lower cost regions, lower material costs and lower depreciation expense of $11.1 million due to lower capital spending during the past two fiscal years. Labor costs increased $2.7 million as a result of higher headcount due to increased production. Overall material expense, excluding the materials charge, decreased $57.0 million as a result of lower material costs, in part due to the tantalum materials charge taken in fiscal 2004. Lower material costs were partially offset by increased material usage due to higher production volumes. Partially offsetting these cost improvements, lower overall selling prices negatively impacted gross profit.  In addition, the weaker U.S. dollar resulted in an increase of approximately $30.6 million to cost of sales for the nine months period ended December 31, 2004 when compared to the same period last year.

Materials Charge

As a result of the cost of tantalum materials under the long-term supply contract and the continued decline in selling prices for tantalum product, during the quarter ended September 30, 2003, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87.7 million, (or $61.4 million and $0.35 per share on an after-tax basis), to cost of sales for the write-down of the then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company's then current inventory of tantalum materials (primarily raw materials) were $48.3 million. Also, included in the charge above, the Company recorded estimated future losses from its commitment to purchase additional tantalum materials of $39.4 million which consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months.These accruals were reflected in the balance sheet as current and non-current liabilities, respectively. At December 31, 2004 the Company had remaining accruals, reflected as a current liability, of $16.5 million.

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

Restructuring

The Company incurred $11.5 million of restructuring during the nine months ended December 31, 2003, for employee separations covering technical, administrative and support employees in all geographic regions and asset write-offs and other facility closure costs primarily in the passive components segment. During the nine month period ended December 31, 2004, severance and facility cost estimates related to restructuring activities initiated during fiscal 2004 were decreased by $0.8 million and severance costs estimates related to restructuring activities initiated during fiscal 2003 were reduced by $0.3 million due to changes in estimated future obligations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended December 31, 2004 were $78.4 million, or 8.0% of net sales, compared with $63.5 million, or 7.7% of net sales, in the nine months ended December 31, 2003. Direct selling expenses increased $2.7 million primarily due to higher sales commissions paid to independent manufacturers' representatives and higher freight costs due to higher sales. Overall wages and fringe benefit costs increased approximately $8.0 million. Professional fees and travel expenses increased $5.0 million primarily due to the increased costs related to public company compliance initiatives and the global implementation of the Sarbanes - Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $28.1 million and $26.8 million in the nine months ended December 31, 2003 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

$(000's)	Nine Months Ended December 31,
	2003	2004
Research and development expense:
Cost of sales	$1,401	$-
Selling, general and administrative expense	9,067	8,574
Total research and development expense	10,468	8,574
Engineering expense:
Cost of sales	16,260	17,063
Selling general and administrative expense	1,346	1,191
Total engineering expense	17,606	18,254
Total research, development and engineering expense	$28,074	$26,828

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors. Increased engineering costs were due to products transferred out of research and development into engineering prior to full production.

Income from Operations

As a result of the above factors, the Company reported income from operations of $66.1 million in the nine months ended December 31, 2004 compared to a loss from operations of $(139.9) million in the nine months ended December 31, 2003.

Other Income

Other income increased $4.0 million to $11.9 million in the nine months ended December 31, 2004 compared to $7.9 million in the prior fiscal year. This net increase includes a $2.8 million pre-tax and after-tax gain on the sale of a previously closed facility in Taiwan. Other income also benefited from higher interest income.

Income Taxes

The Company's effective tax rate for the nine-month period ended December 31, 2004 was 37.0% compared to a tax benefit of 23.2% for the same period last year. This increase is due to increased taxable income. In both periods, the effective tax rate is negatively impacted by tax benefits resulting from operating losses for certain European and Asian operations which were offset by valuation allowances. The Company provides valuation allowances related to tax benefits resulting from operating losses where there is a greater likelihood of not realizing the future tax benefits of net operating losses. The tax benefit for the nine-month period ended December 31, 2003 included $1.5 million from the favorable resolution of certain prior year tax matters.

Net Income (Loss)

Net income for the nine months ended December 31, 2004 was $49.1 million compared to a net loss of $(101.4) million for the nine months ended December 31, 2003. The increase in net income was a result of the factors set forth above.

Restructuring

The Company recorded $27.2 million of restructuring charges for the fiscal year ended March 31, 2004. This total includes $0.4 million of charges for programs initiated in fiscal year 2002 and $26.9 million of charges for programs initiated in fiscal year 2004. The $26.9 million of restructuring charges initiated in fiscal year 2004 were comprised of $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4.3 million related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the passive components segment.

As of December 31, 2004, approximately 849 of the related positions have been eliminated and $14.9 million of the severance costs has been paid. As of December 31, 2004, approximately $1.9 million of the facility closure costs remain to be paid with $1.2 million to be paid in long-term commitments and the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	-	3,566	13,951
Utilized	(8,509)	-	(1,068)	(9,577)
Changes in Estimate	(219)	-	(625)	(844)
Balance at December 31, 2004	$1,657	$-	$1,873	$3,530

The Company recorded $24.6 million of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11.1 million for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13.5 million for facility closures primarily in the passive components segment. As of December 31, 2004, all related positions were eliminated. As of December 31, 2004, $10.5 million of the severance costs has been paid. The remaining accrual of $0.4 million includes $0.3 million of long-term payments to be paid under an early retirement program, with the remainder expected to be paid within the next twelve months.

Activity related to these costs is as follows:
		Facility
	Workforce	Closure
	Reductions	Costs	Total
Restructuring Expense	$11,146	$13,500	$24,646
Utilized	(10,436)	(13,760)	(24,196)
Changes in Estimate	-	357	357
Balance at March 31, 2004	710	97	807
Utilized	(74)	(97)	(171)
Changes in Estimate	(272)	-	(272)
Balance at December 31, 2004	$364	$-	$364

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. During the early portion of fiscal 2005, we saw an improvement in the markets we serve, some pricing stabilization, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. During the last two quarters, sales have been negatively impacted by an inventory correction throughout the electronics supply chain and a desire on our customers’ part to manage inventory levels at the end of the calendar year. The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, modest decline in average selling prices for certain commodity related products which is more typical over a longer period of time in our industry than the rapid average selling price declines experienced during the last two years resulting from the imbalance of the industry's manufacturing capacity and end market demand. Additionally, in reaction to the slow down in demand during the prior fiscal years, the Company implemented global workforce reduction programs, manufacturing facility closures and other measures to reduce operating costs and rationalized our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record additional restructuring charges in the future resulting from further global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of December 31, 2004, the Company had a current ratio of 5.5 to 1, $705.2 million of cash, cash equivalents and investments in securities, $1,459 million of stockholders' equity and no debt.

Net cash provided by operating activities was $19.9 million in the nine months ended December 31, 2004 compared to $11.1 million of cash provided by operations in the nine months ended December 31, 2003. The increase in cash flow from operations compared to the same period last year was primarily a result of the higher net income, offset in part by lower depreciation and changes in net working capital, primarily increased inventories, to support the higher level of activity during the nine months ended December 31, 2004.

Purchases of property and equipment were $37.5 million in the nine-month period ended December 31, 2004 compared to $23.7 million in the nine-month period ended December 31, 2003. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of some advanced and connector product lines. This included the construction of a 500,000 square foot manufacturing facility in China that was started during fiscal 2002 that was substantially complete at the end of fiscal 2004. Production is being transferred to this facility over the next year. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $45.0 million to $50.0 million in fiscal 2005. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2004, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of December 31, 2004, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At December 31, 2004, there were no balances under such agreements. These borrowings have been used primarily to fund regional working capital requirements.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2004, we did not have any of these delivery contracts outstanding.

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

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On November 22, 2004, that action was dismissed on procedural grounds and that dismissal is currently on appeal. AVX is not subject to any loss contingency resulting from the claims against Cabot.

We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have potential future environmental issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of December 31, 2004, its reserves of approximately $2.4 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received $7.1 million and $9.6 million of downward price adjustments for the nine-month periods ended December 31, 2003 and 2004, respectively. At December 31, 2004, future purchase commitments under the tantalum supply agreement are approximately $16.0 million during the balance of fiscal 2005 and $48.1 million in fiscal 2006. During the quarter ended September 30, 2003, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $16.5 million at December 31, 2004 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At December 31, 2004, the Company had $86.9 million of tantalum raw materials inventory that we expect will be used in the normal course of production.

New Accounting Standards

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus (EITF 04-10) with regard to applying Paragraph 19 of FASB Statement No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information and Related Information, in determining whether to aggregate operating segments that do not meet the quantitative thresholds. There is diversity in practice regarding how an entity might consider the aggregation criteria listed in SFAS 131 to operating segments that do not meet the qualitative thresholds. At the September 2004 meeting, the Task Force reached a consensus that operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria listed in SFAS 131, in order to be aggregated. The original effective date was for fiscal years ending after October 13, 2004.  At its November 2004 meeting, the Task Force delayed the effective date of the issue to coincide with the effective date of the proposed FASB Staff Position (not yet issued) on the meaning of "similar economic characteristics". The corresponding information for earlier periods, including interim periods, shall be restated, unless it is impractical to do so. The Company is currently evaluating the impact of EITF 04-10 on its segment reporting information.

In September 2004, the EITF reached a consensus on Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill." Companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test applying this guidance by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle.  These requirements should be applied to business combinations completed after September 29, 2004.  The adoption of EITF D-108 did not impact the Company’s consolidated financial statements.

In November 2004, the FASB issued FAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” FAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 will not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123. “Accounting for Stock-Based Compensation”. This statement supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) Number 153 Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS Number 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB Opinion Number 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB Opinion Number 29 required certain nonmonetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS Number 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS Number 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded.  The Company is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at December 31, 2004 is consistent with the types of market risk and amount of exposures, including foreign currency and materials risks, presented in the Annual Report on Form 10-K for the year ended March 31, 2004.

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

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On November 22, 2004, that action was dismissed on procedural grounds and that dismissal is currently on appeal. AVX is not subject to any loss contingency resulting from the claims against Cabot.

We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases by AVX during the three months ended December 31, 2004 of equity securities that are registered pursuant to Section 12 of the Exchange Act:

	Total Number	Average Price	Shares Purchased as Part	That may yet be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share	Program (1)	Program (1)
11/1/04 - 11/30/04	340,000	$ 12.27	340,000	2,783,800
12/1/04 - 12/31/04	195,000	$ 12.65	195,000	2,588,800
Total	535,000	$ 12.46	535,000	2,588,800

(1) On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
Exhibits:
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary