Form 10-K
period 2005-03-31
AVX CORP
filed 2005-06-14
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005
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
Myrtle Beach, South Carolina , 29577
(Address of principal executive offices)

(843) 448-9411
(Registrant's telephone number, including area code)
______________________________
Securities registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

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
Yes [X] No [ ]

Based on the closing sales price of $11.85 on September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $614,566,229.
As of June 1, 2005, there were 172,479,665 shares of the registrant's common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of March 31, 2005, are incorporated by reference into Part III.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation (the "Company"), and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2006, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation is not obligated to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I
Item 1. Business

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder. We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

The Company is organized by product line with five main product groups. The Company's reportable segments are based on the types of products from which the Company generates revenues. The Company has three reportable segments: Passive Components, Kyocera Electronic Devices ("KED") Resale and Connectors. The operating segments of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership. We have five principal research and development locations in the United States, Northern Ireland, England, France and Israel. In addition to the development of numerous new products, during fiscal 2005 thirteen patents were granted and seventeen patent applications were submitted compared to twelve patents and twenty patent applications during fiscal 2004. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represent a material portion of our revenues. Our scientists are working to develop product solutions to the challenges facing our customers. Our engineers are continually improving our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested approximately $120 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, primarily with respect to the manufacture of ceramic, tantalum and advanced capacitors as well as connector devices. In order to continually reduce the cost of production, our strategy has included the transfer of more labor-intensive manufacturing processes to such areas as China, El Salvador, Malaysia and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities. Our 20 manufacturing facilities are located in 13 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their supply requirements. We assign a global customer account executive to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Sales of Passive Components represented approximately 62% of our net sales in fiscal 2005. KED Resale, excluding KEC Resale connectors, represented approximately 28%, and Connectors, including KEC Resale connectors, represented approximately 10% of our net sales in fiscal 2005. The table below presents revenues from external customers for fiscal 2003, 2004 and 2005 by product group. Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 16 to our consolidated financial statements elsewhere herein.

	Years Ended March 31,
Sales Revenue (in thousands)	2003	2004	2005
Ceramic Components	$276,823	$263,835	$267,546
Tantalum Components	281,918	288,021	262,948
Advanced Components	252,732	249,249	268,454
Total Passive Components	811,473	801,105	798,948

KDP and KSS Resale	222,536	216,867	358,120
KEC Resale	56,131	66,168	59,311
Total KED Resale	278,667	283,035	417,431

Connectors	43,971	52,437	66,823
Total Revenue	$1,134,111	$1,136,577	$1,283,202

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of ceramic and tantalum capacitors is reflected in our investment in facilities and equipment used to manufacture ceramic and tantalum products during the past three fiscal years of approximately $106 million. We believe that sales of ceramic, tantalum, and advanced products will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Our family of passive components also includes film capacitors, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The net sales of these products accounted for approximately 66.4% of our passive component net sales in fiscal 2005.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 33.6% of passive component net sales in fiscal 2005.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan. Our distribution and sale of certain Kyocera products, which now includes KSS crystal, SAW and optical related technologies, further broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera KDP and KSS electronic components we sell include ceramic capacitors, RF modules, crystal oscillators, SAW devices, resistive products, actuators, connectors and acoustic devices.

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan (“KSS”), a wholly owned subsidiary of Kyocera. We now distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. Sales of these products in these regions were approximately $116.1 million for the fiscal year ended March 31, 2005.

Connectors

We also manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading manufacturers for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in back panel and card edge assemblies. Approximately 47% of connector net sales in fiscal 2005 consisted of connectors manufactured by Kyocera.

Marketing, Sales and Distribution

We place a high priority on solving customers' electronic component design challenges and responding to their needs. We frequently form teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements. Costs related to these activities are included in cost of sales and expensed as incurred.

Approximately 31%, 27% and 42% of our net sales for fiscal 2005 were to customers in the Americas, Europe and Asia, respectively. Financial information for these geographic regions is set forth in Note 16 to our consolidated financial statements elsewhere herein. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

The sales terms under non-exclusive agreements with independent electronic component distributors may vary by distributor, and by geographic region. In the United States, Europe and Asia, such agreements include stock rotation programs. Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales. In the United States and Europe such agreements include price concession. Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributors have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products, it is not probable that we will provide such price concessions.

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

Our OEM customers include:  OY Nokia AB., Motorola Inc., Alcatel,  Ericsson Related Companies, LG Electronics Inc., Research In Motion Limited, Vitelcom Mobile, Quanta, Sagem SA, Samsung Electronics Co., Ltd., Kyocera Wireless Corporation,  and Siemens AG in the telecommunications industry; International Business Machines Corporation, Hewlett Packard/Compaq Computer Corp., Seagate Technology International, , Apple Computer, Inc., Western Digital Corporation, Fujitsu Ltd., Cisco Corporation, Toshiba Corporation, Hua Wei and Sony Corporation in the information technology hardware industry; Robert Bosch GmbH, Siemens AG, Conti-Temic, Autoliv, Visteon Corporation, Delphi Corporation, TRW, Lear Corporation, Johnson Controls and Magneti Marelli S.p.A. in the automotive industry; Medtronic, Inc., St. Jude Medical, ELA Medical, Starkey Laboratories and Guidant Corporation in the medical industry; and Honeywell, Lockheed Martin, Northrop Grumman, Rockwell Collins, BAE Systems, Raytheon and Boeing in the defense, avionics and space industries.

Sales are also made to large CEM customers, such as Solectron Corporation, Jabil Circuit Inc., Celestica, Inc., Flextronics International, Hon Hai Precision, Venture, Asustek Inc., Benchmark Electronics Inc. and Sanmina-SCI Corporation.

Additionally, the Company sells to independent electronic component distributors, such as Avnet, Arrow, Future Electronics and TTI.

Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2003, 2004 and 2005.  Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC), European Space Agency (ESA) and under certain foreign military specifications.

We had a backlog of orders of approximately $139 million at March 31, 2003, $190 million at March 31, 2004 and $155 million at March 31, 2005. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog, although orders may be cancelled by a customer at any time, generally without penalty. Customer provided forecasts of product usage are not included in backlog. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, order patterns and product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

Research, Development and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. A 60,000 square-foot facility in Myrtle Beach, South Carolina is dedicated entirely to pure research and development and provides centralized coordination of our global research and development efforts. We also maintain research and development staffs at our facilities in Northern Ireland, England, Israel and France.

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $44 million, $39 million and $37 million during fiscal 2003, 2004 and 2005, respectively.

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

Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment. Tantalum powder and wire prices have fluctuated in a range of $180 to $500 per pound during the last three fiscal years. The market price was approximately $215 per pound at March 31, 2005. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers has led to higher prices during periods of increased demand. In 2000, during a period of increased demand, we entered into a long-term supply agreement, which expires in December 2005, for a portion of our anticipated tantalum requirements.

As a result of the cost of tantalum materials under the long-term supply contract and the decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also, as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39.4 million that consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. The remaining accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current liabilities of $12.9 million at March 31, 2005. The remaining accrued net losses will be utilized as we satisfy our remaining purchase commitments under the supply agreement. We had future purchase commitments of $55.2 million at March 31, 2005. At March 31, 2005, we had $83.6 million of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

The fiscal 2004 tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. Therefore, the costs of materials will continue to reflect these write-downs and downward price adjustments regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would have been had we not taken the charge during the second quarter of the fiscal year ended March 31, 2004. If prices for tantalum products we sell were to recover in the future, we would not reverse the write-downs that we have taken on our tantalum materials inventory or the charges that we have taken against future purchase commitments. We could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurred and in future periods as we use materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, we cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Although the majority of our commodity-related ceramic parts are currently manufactured using nickel, palladium is still used in the manufacture of certain ceramic capacitors. Palladium is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility that has fluctuated in a range of approximately $150 to $394 per troy ounce during the last three fiscal years. The market price was approximately $199 per troy ounce at March 31, 2005. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors.

Competition

We encounter strong competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price.  We believe we are competitive on the basis of each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd,   American Technical Ceramics (ATC), TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd. and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Erni Components Group.

Employees

As of March 31, 2005, we employed approximately 12,000 full-time employees. Approximately 2,100 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,260 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions.

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

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with seven sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At four of the seven sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

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

We also operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves for these costs. A separate account receivable is recorded for any indemnified costs.

Management believes that its reserves for environmental matters of approximately $2.5 million at March 31, 2005 are adequate. Actual costs may vary from these estimated reserves.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

The following corporate governance related documents are also available on our website:

•	Code of Business Conduct and Ethics
•	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Contact the Board

To review these documents, go to our website, click on Corporate Information, then Corporate Governance.

Copies of our Form 10-K for the fiscal year ended March 31, 2005 (including the exhibits thereto) and of any of the other above filings or documents are available, without charge, at the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

NYSE Certifications

Our Chief Executive Officer certified to the New York Stock Exchange in 2004 that we were in compliance with the NYSE listing standards. In 2004, each of our Chief Executive Officer and Chief Financial Officer executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which certifications were filed as exhibits to our Form 10-K for the fiscal year ended March 31, 2004.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws. The following table provides certain information regarding the executive officers of the Company as of March 31, 2005:

Name	Age	Position
John S. Gilbertson	61	Chief Executive Officer and President
C. Marshall Jackson	56	Executive Vice President of Sales and Marketing
Carl L. Eggerding	55	Vice President, Chief Technology Officer
Kurt P. Cummings	49	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	49	Vice President of Sales and Marketing -Asia
Keith Thomas	51	President of Kyocera Electronic Devices
Peter Collis	53	Vice President of Tantalum
Peter Venuto	52	Vice President of North American and Europe Sales

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

Peter Venuto. Vice President of North American and Europe Sales since 2004. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 until 2000. Director of Strategic Accounts from 1990 until 1997. Director of Business Development from 1987 until 1989. Employed by the Company since 1987.

Item 2. Properties

We conduct manufacturing operations throughout the world. Most of our operations are certified to the ISO 9000 quality standard, a set of fundamental quality system standards developed by the International Organization for Standardization. Some of our facilities are also qualified and registered under the more stringent QS 9000, a comprehensive quality system for continuous improvement developed by the U.S. automotive industry.

Virtually all of our manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP). The following is a list of our facilities, their square footage, whether they are leased or owned and a description of their use.

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Conway, SC	70,408	Owned	Manufacturing/Office — PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC
El Paso, TX	35,616	Leased	Warehouse — PC — CP
Atlanta, GA	49,200	Leased	Office/Warehouse — PC — CP
Olean, NY	110,200	Owned	Manufacturing — PC
Raleigh, NC	206,000	Owned	Manufacturing/Warehouse — PC — CP
Sun Valley, CA	25,000	Leased	Manufacturing — PC

OUTSIDE THE UNITED STATES
Saint-Apollinaire, France	321,496	Leased	Manufacturing/Research — PC
Betzdorf, Germany	101,671	Owned	Manufacturing — CP
Guadalajara, Mexico	20,000	Owned	Warehouse — PC — CP
Juarez, Mexico	84,000	Owned	Manufacturing/Office — PC — CP
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Hong Kong	30,257	Owned	Warehouse — PC — CP
Jerusalem, Israel	93,531	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	239,448	Leased	Manufacturing — PC
Lanskroun, Czech Republic	281,490	Owned	Manufacturing — PC
Uherske Hradiste, Czech Republic	148,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	171,304	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	30,000	Leased	Warehouse — PC — CP
Manaus, Brazil	78,500	Owned	Manufacturing — PC — CP
Newmarket, England	52,000	Leased	Manufacturing — CP
Paignton, England	128,000	Owned	Manufacturing/Research — PC
Paignton, England	12,000	Leased	Warehouse — PC
Penang, Malaysia	148,684	Owned	Manufacturing — PC
San Salvador, El Salvador	306,086	Owned	Manufacturing/Office — PC
Singapore	26,243	Leased	Warehouse — PC — CP
Tianjin, China	500,000	Owned	Manufacturing — PC

In addition to the foregoing, we own and lease a number of sales offices throughout the world.

We believe that all of our property, plant and equipment are in good operating condition. We are constantly upgrading our equipment and adding capacity through greater use of automation. Our capital expenditures for plant and equipment were $38.3 million in fiscal 2003, $33.7 million in fiscal 2004 and $48.3 million in fiscal 2005.

Item 3. Legal Proceedings

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive and are expected to go to trial in the near future.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX". At June 1, 2005, there were approximately 520 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2005. Future dividends, if any, will depend on the Company's future profitability and anticipated operating cash requirements.
	Common Stock Price Range				Dividends Declared
	2004		2005		Per Share
	High	Low	High	Low	2004	2005
First Quarter	$12.65	$8.98	$17.39	$13.81	$0.0375	$0.0375
Second Quarter	15.80	9.96	14.37	11.13	0.0375	0.0375
Third Quarter	17.59	13.79	13.28	11.11	0.0375	0.0375
Fourth Quarter	19.12	15.51	12.95	11.30	0.0375	0.0375

The following table provides information regarding purchases by AVX, during the fourth quarter ended March 31, 2005, of equity securities that are registered pursuant to Section 12 of the Exchange Act:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
2/1/05 - 2/28/05	140,000	$ 11.79	140,000	2,448,800
3/1/05 - 3/31/05	50,000	12.65	50,000	2,398,800
Total	190,000	$ 12.22	190,000

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

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2005. The selected consolidated financial data for the five fiscal years ended March 31, 2005 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2001	2002	2003	2004	2005
Operating Results Data:
Net sales	$2,608,113	$1,249,980	$1,134,111	$1,136,577	$1,283,202
Cost of sales	1,634,297	1,124,252	1,067,939	1,078,891	1,105,164
Materials charge	---	22,410	---	87,720	---
Gross profit (loss)	973,816	103,318	66,172	(30,034)	178,038
Selling, general and administrative expenses	149,268	103,741	92,041	85,528	107,429
Restructuring charges	---	24,646	---	27,213	---
Profit (loss) from operations	824,548	(25,069)	(25,869)	(142,775)	70,609
Interest income	17,394	18,114	17,337	11,495	12,739
Interest expense	(2,320)	(1,851)	(1,255)	(391)	(376)
Other, net	1,638	1,800	(651)	---	5,072
Income (loss) before income taxes	841,260	(7,006)	(10,438)	(131,671)	88,044
Provision (benefit) for income taxes	273,723	226	2,000	(24,065)	32,312
Net income (loss)	$567,537	$(7,232)	$(12,438)	$(107,606)	$55,732
Income (loss) per share:
Basic	$3.25	$(0.04)	$(0.07)	$(0.62)	$0.32
Diluted	$3.22	$(0.04)	$(0.07)	$(0.62)	$0.32
Weighted average common shares outstanding:
Basic	174,754	174,684	174,325	173,634	173,450
Diluted	176,469	174,684	174,325	173,634	173,906
Cash dividends declared per common share	$0.143	$0.150	$0.150	$0.150	$0.150

As of March 31,	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital	$1,011,753	$956,191	$892,400	$887,089	$921,564
Total assets	1,885,098	1,691,599	1,700,513	1,667,877	1,689,749
Long-term debt	13,722	---	---	---	---
Stockholders' equity	1,505,034	1,476,035	1,463,156	1,386,544	1,439,251

Years Ended March 31,	2001	2002	2003	2004	2005
Other Data:
Capital expenditures	$227,342	$75,445	$38,254	$33,712	$48,324
Research, development and engineering expenses	56,773	42,678	43,504	38,630	36,699

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The electronic component industry in which we operate is cyclical. During fiscal 2003 we experienced modest increases in unit demand in line with end market demands for our customers' products, however, average selling prices for our products declined due to component manufacturing capacity exceeding demand. Improving market conditions continued into fiscal 2004, as we saw some pricing stabilization, increases in unit demand, improvement in manufacturing capacity utilization and a more normal balance in supply chain inventories. During the first half of fiscal 2005, we saw strong financial results during an economic upturn. However, during the second half of fiscal 2005 we saw a decline in sales resulting from a slow down in orders as distributors and manufacturers utilized existing inventories in the supply chain, contributing to continued pricing pressure.

In reaction to the cyclical demand during the past several years, we significantly reduced our labor force and operating costs. During fiscal 2003 and 2004, we recorded $3.0 million and $27.2 million, respectively, of special charges and restructuring as part of our cost reduction and realignment initiatives. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with expected demand.

We continue to invest in new products and improvements to the production processes and are committed to investing in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We believe this philosophy will enable us to capitalize on improved market conditions and provide shareholder value.

Outlook

Near-Term:

As noted above, the electronic component industry in which we operate is cyclical. Also, as noted above, in the first half of fiscal 2005, we saw a substantial improvement in the markets we serve, pricing stabilization, improvements in manufacturing capacity utilization and a more normal balance in supply chain inventories. This was followed by declining sales in the second half of the year as distributors and manufacturers utilized existing inventories in the supply chain. We believe that the overall market will grow during fiscal 2006. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, medical and other electronic markets. We expect a continued, but more modest, decline in average selling prices for certain commodity related products. As unit sales increased during fiscal 2005, the industry's manufacturing capacity utilization increased, resulting in more stable selling prices. Additionally, during fiscal 2005 we saw benefits from restructuring programs, manufacturing realignments to lower cost areas and other cost reduction programs that were implemented during fiscal 2003 and 2004 that will continue to benefit us into the future. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

As a result of our completion of our acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004, we distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. Sales of these products were approximately $116.1 million for the fiscal year ended March 31, 2005.

We reorganized into a product line organization, effective April 1, 2004, with five main product groups: Ceramic, Tantalum, Advanced, Connector and Kyocera Electronic Devices ("KED"). These product lines are organized into three reportable segments: Passive Components, KED Resale and Connectors. The operating segments of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131. Managers of each business unit are responsible for the sales, marketing, production, research and development, and profitability of their division.

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

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Net sales for the fiscal year ended March 31, 2005 increased $146.6 million, or 12.9%, to $1,283.2 million compared to $1,136.6 million for the fiscal year ended March 31, 2004.

The table below represents product group revenues from external customers for the fiscal years ended March 31, 2003, 2004 and 2005.

	Years Ended March 31,
Sales Revenue (in thousands)	2003	2004	2005
Ceramic Components	$276,823	$263,835	$267,546
Tantalum Components	281,918	288,021	262,948
Advanced Components	252,732	249,249	268,454
Total Passive Components	811,473	801,105	798,948

KDP and KSS Resale	222,536	216,867	358,120
KEC Resale	56,131	66,168	59,311
Total KED Resale	278,667	283,035	417,431

Connectors	43,971	52,437	66,823
Total Revenue	$1,134,111	$1,136,577	$1,283,202

Compared to the prior year, Passive components sales decreased $2.2 million, or 0.3%, to $798.9 million, while KED Resale sales, excluding KEC resale connectors, increased $141.3 million, or 65.1%, to $358.1 million and total Connector sales, including KEC Resale connectors, increased $7.5 million, or 6.3%, to $126.1 million.

The decline in Passive component sales reflects decreased demand during the second half of fiscal 2005 as distributors and manufacturers utilized existing inventories in the supply chain in addition to continued pricing pressure on commodity related products. Volumes decreased approximately 3.8% compared to the prior year reflecting the decreased demand during the second half of fiscal 2005. Advanced component sales include 32.1% and 27.8% of tantalum advanced component sales and 67.9% and 72.2% of ceramic advanced component sales during the fiscal years ended March 31, 2004 and 2005, respectively.

The increase in KED Resale sales, excluding KEC Resale connectors, is attributable to sales of KSS crystal components of approximately $116.1 million resulting from our April 2, 2004 acquisition of KSS, in addition to higher sales volumes of approximately 24.2%, excluding additional volumes from the KSS acquisition. The impact of the increased volumes was partially offset by lower average selling prices due to a larger mix of small case parts.

Connector sales, including KEC Resale connectors, increased $7.5 million, or 6.3%, to $126.1 million compared to $118.6 million in the prior year. The increase in connector sales was primarily attributable to new programs that came on-line during the year, particularly in the automotive market.

Our sales to independent electronic component distributors represented 38.6% of total sales for the fiscal year ended March 31, 2005, compared to 39.5% for the fiscal year ended March 31, 2004. This decrease reflects the impact of distributors lowering inventory levels during the second half of fiscal 2005. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $46.2 million, or 9.2% of gross sales to distributors, for the fiscal year ended March 31, 2005 compared to charges of $43.1 million, or 8.8% of gross sales to distributors, for the fiscal year ended March 31, 2004. We had remaining allowances for ship and debit and stock rotation of $18.1 million and $17.6 million at March 31, 2005 and 2004, respectively. We recognize liabilities for price concession at the time the concession is offered to the distributor. Charges for price concessions for the fiscal year ended March 31, 2005 were insignificant, compared to charges of $1.6 million, or 0.3% of gross sales, for the fiscal year ended March 31, 2004.

Geographically, compared to the same period last year, sales as a percentage of total sales declined 1.8% in the Americas and 0.1% in Europe, offset by an increase of 1.9% in Asia reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period last year, sales increased 6.8%, 12.4% and 18.3%, in the Americas, Europe and Asia, respectively. When compared to the same period last year, reported sales in U.S. dollars for Europe reflect a favorable currency impact of approximately $15.6 million resulting from the weakness of the U.S. dollar relative to most European currencies. Unit sales volumes increased in Asia, Europe was relatively unchanged and there was a decline in the Americas compared to the same period last year reflecting the continued shift of customer production to the Asian region.

Gross profit for the fiscal year ended March 31, 2005 increased to $178.0 million, or 13.9% of net sales, compared to $(30.0) million, or (2.6)% of net sales, for the fiscal year ended March 31, 2004. Results for the fiscal year ended March 31, 2004 included a materials charge of $87.7 million recorded during the second quarter for the write-down of tantalum materials and future tantalum purchase commitments. During the fiscal year ended March 31, 2005, overall material usage decreased $76.8 million due to lower manufacturing volumes, lower tantalum material costs resulting from the write-down of tantalum materials in the prior year and the purchase of additional material at market prices. Labor cost increased $3.7 million primarily due to higher fringe benefit costs. Additionally, operating expenses declined $20.6 million as a result of overall cost reductions of $7.6 million and lower depreciation of $13.0 million due to lower capital spending in recent years. Additionally, included in the increases and decreases discussed above are the negative effects of foreign exchange resulting from the weakness of the U.S. dollar that resulted in an increase in reported costs of sales for the year of approximately $37.3 million compared to the same period last year. We continue to focus on improvements in our manufacturing processes and to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from facilities in the Americas and Europe.

Selling, general and administrative expenses for the fiscal year ended March 31, 2005 were $107.4 million, or 8.4% of net sales, compared with $85.5 million, or 7.5% of net sales, for the fiscal year ended March 31, 2004. Direct selling expenses increased $3.5 million primarily due to higher sales commissions paid to independent manufacturers' representatives. Labor and fringe benefit costs increased $6.1 million as a result of our investment in additional marketing resources due to the KSS acquisition and higher fringe benefit costs. Other general and administrative expenses increased approximately $10.1 million, primarily due to the costs of implementing the provisions of the Sarbanes-Oxley Act of 2002, partially offset by $1.5 million from the reversal of bad debt allowances.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $36.7 million and $38.6 million in fiscal 2005 and 2004, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales. The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The increase in engineering expenses is due to the development of manufacturing processes for new products and product enhancements. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

	Years Ended March 31,
	2003	2004		2005
Cost of sales	$2,542	$2,622	$	---
Selling, general and administrative expense	18,817	11,255		11,049
Total research and development expense	21,359	13,877		11,049
Cost of sales	20,148	23,018		24,054
Selling general and administrative expense	1,997	1,735		1,596
Total engineering expense	22,145	24,753		25,650
Total research, development and engineering expense	$43,504	$38,630		$36,699

As a result of the above factors, income from operations for the fiscal year ended March 31, 2005 was $70.6 million compared to a loss of $(142.8) million for the fiscal year ended March 31, 2004. In fiscal 2004, the loss from operations included a materials charge of $87.7 million and restructuring expenses of $27.2 million. For additional information on restructuring charges see discussion below and Note 5 to our consolidated financial statements elsewhere herein.

Other income increased $6.3 million to $17.4 million in fiscal 2005 compared to $11.1 million in the prior fiscal year. The increase is primarily due to higher interest income on invested cash and securities in addition to a $2.8 million gain on the sale of a previously closed facility in Taiwan.

The effective tax rate for the fiscal year ended March 31, 2005 was 36.7% as we realized increased tax benefits resulting from operating losses for certain European and Asian operations due to higher net income. In addition, we reversed $1.8 million of valuation allowances related to operating losses in certain foreign jurisdictions as a result of improved current and expected future profitability in those jurisdictions. We provide allowances where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them. This compares to an effective tax rate of 18.3% for the fiscal year ended March 31, 2004 as tax benefits for certain European and Asian operations were offset by valuation allowances recorded.

 As a result of the factors discussed above, net income for the fiscal year ended March 31, 2005 was $55.7 million compared to a net loss of $(107.6) million for the fiscal year ended March 31, 2004.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Net sales for the fiscal year ended March 31, 2004 increased slightly to $1,136.6 million from $1,134.1 million for the fiscal year ended March 31, 2003.

 Compared to the prior year, Passive components sales decreased $10.4 million, or 1.3%, to $801.1 million. Compared to the same period last year, passive component unit volumes increased approximately 17%, reflecting increased demand partly due to the continued complexity and increased functionality of electronic products. This increase in volume was partially offset by an overall decline in average selling prices for commodity related products of approximately 16% resulting from changes in product mix and continued pricing pressure resulting from the industry's production capacity exceeding demand. Advanced component sales include 30.8% and 32.1% of tantalum advanced component sales and 69.2% and 67.9 % of ceramic advanced component sales during the fiscal years ended March 31, 2003 and 2004, respectively.

 KED Resale sales, excluding KEC Resale connectors discussed below, decreased $5.7 million, or 2.5%, to $216.9 million compared to $222.5 million in the prior year. The decrease is attributable to decreased unit sales in addition to an overall decline in average selling prices.

 Connector sales, including KEC Resale connectors, increased $18.5 million, or 18.5%, to $118.6 million compared to $100.1 million in the prior year. The increase in connector sales was primarily attributable to new programs that came on-line during the year ended March 31, 2004, particularly in the automotive market.

 Our sales to independent electronic component distributors represented 39.5% of total sales for the fiscal year ended March 31, 2004, compared to 34.4% for the fiscal year ended March 31, 2003. This increase reflects more normalized distribution inventory replenishment and higher sales activity by such distributors. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $42.7 million, or 8.7% of gross sales to distributors, for the fiscal year ended March 31, 2004 compared to charges of $44.2 million, or 9.8% of gross sales to distributors, for the fiscal year ended March 31, 2003. This decrease is attributable to a more stable market, as it relates to selling prices and inventory levels when compared to the same period in the prior year. We had remaining allowances for ship and debit and stock rotation of $17.0 million and $16.9 million at March 31, 2004 and 2003, respectively. We recognize liabilities for price concession at the time the concession is offered to the distributor. Charges for price concessions were $1.6 million, or 0.3% of gross sales to distributors, for the fiscal year ended March 31, 2004 compared to charges of $1.1 million, or 0.3% of gross sales to distributors, for the fiscal year ended March 31, 2003. We had remaining liabilities for price concession of $0.1 million and $1.1 million at March 31, 2004 and 2003, respectively.

Geographically, compared to the same period in the prior year, sales as a percentage of total sales declined 4.7% in the Americas, offset by increases of 3.1% in Asia and 1.5% in Europe reflecting the continuing shift of production capabilities by our customers to the Asian region. Compared to the same period in the prior year, sales in Asia and Europe increased 8.7% and 6.4%, respectively, offset by a decline of 12.8% in the Americas. When compared to the same period last year, reported sales in U.S. dollars for Europe reflect a favorable currency impact of approximately $27.4 million resulting from the weakness of the U.S. dollar relative to most European currencies. Unit sales volumes increased in all regions compared to the same period in the prior year, particularly in Asia and Europe.

Gross profit for the fiscal year ended March 31, 2004 decreased to $(30.0) million ((2.6)% of net sales) from $66.2 million (5.8% of net sales) for the fiscal year ended March 31, 2003. Results for the fiscal year ended March 31, 2004 include a materials charge of $87.7 million recorded during the second quarter for the write-down of current tantalum materials and future tantalum purchase commitments (see the discussion of this materials charge below). Overall material usage increased $12.7 million and labor cost increased $23.5 million as a result of increased production. These increases were offset by a decline in operating expense of $13.7 million resulting from overall cost reductions and lower depreciation of $24.6 million due to lower capital spending. Despite reductions in operating expenses and higher manufacturing volumes, gross profit was negatively impacted by lower sales prices, a sales mix favoring smaller part sizes (which traditionally have lower average selling prices) and higher tantalum raw material costs during the first half of the fiscal year. Additionally, included in the increases and decreases discussed above are the negative effects of foreign exchange resulting from the weakness of the U.S. dollar that resulted in an increase in reported costs of sales for the year of approximately $52.9 million compared to the same period in the prior year. Gross profit benefited from lower tantalum raw material costs during the second half of the fiscal year as a result of the materials charge that was recorded during the second quarter of the fiscal year. For the fiscal year ended March 31, 2003, gross profit was negatively impacted by special charges totaling $3.0 million, primarily relating to employee severance and benefit costs resulting from the closure of a European facility that was initiated during the previous fiscal year. We continue to focus on improvements in our manufacturing processes and to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from facilities in the Americas and Europe.

As a result of the cost of tantalum materials under the long-term supply contract and the decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39.4 million that consisted of $21.6 million related to purchase commitments within twelve months and $17.8 million related to purchase commitments exceeding twelve months. The remaining accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current and non-current liabilities of $14.2 million and $12.4 million, respectively, at March 31, 2004. The remaining accrued net losses will be utilized as we satisfy our remaining purchase commitments under the long-term supply agreement. We had future purchase commitments of $119.9 million at March 31, 2004. At March 31, 2004, we had $76.8 million of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

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

Selling, general and administrative expenses for the fiscal year ended March 31, 2004 were $85.5 million (7.5% of net sales), compared with $92.0 million (8.1% of net sales) for the fiscal year ended March 31, 2003. Direct selling expenses declined $0.9 million primarily due to lower sales commissions paid to independent manufacturers' representatives. Labor costs declined $4.6 million as a result of headcount reductions, partially offset by $1.1 million of increased costs for fringe benefits. Additionally, depreciation expense declined $1.5 million as a result of lower capital expenditures.

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

Operating results for the fiscal year ended March 31, 2004 include restructuring charges of $27.2 million primarily related to the closure of manufacturing facilities in France, Taiwan and Mexico in addition to other worldwide headcount reductions in order to reduce operating costs to the level of business activity and relocate production to lower cost areas. For additional information on restructuring charges see the discussion below and Note 5 to our consolidated financial statements elsewhere herein.

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

Restructuring

Fiscal Year ended March 31, 2004

The Company recorded $27.2 million of restructuring charges for the fiscal year ended March 31, 2004. This total includes $0.4 million of charges for programs initiated in fiscal year 2002 and $26.9 million of charges for programs initiated in fiscal year 2004. The $26.9 million of restructuring charges initiated in fiscal year 2004 were comprised of $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4.3 million related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of March 31, 2005, all of the related positions have been eliminated and $15.5 million of the severance costs has been paid. The remaining workforce reduction accrual of $1.1 million and facility closure costs of approximately $1.2 million are expected to be paid within the next twelve months. During the fiscal year ended March 31, 2005 severance and facility cost estimates were decreased by $0.6 million and severance costs estimates were reduced by $0.2 million due to changes in estimated future obligations.

Activity related to these costs is as follows:
			Long-lived	Other
			Asset	Facility
	Workforce		Impairment	Closure
	Reductions		Write-down	Costs	Total
Restructuring Expense	$16,795		$5,756	$4,305	$26,856
Utilized	(6,410)		(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385		---	3,566	13,951
Utilized	(9,072)		---	(1,749)	(10,821)
Changes in Estimate	(219)		---	(625)	(844)
Balance at March 31, 2005	$1,094	$	---	$1,192	$2,286

Fiscal Year ended March 31, 2002

The Company recorded $24.6 million of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11.1 million for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13.5 million for facility closures primarily in the passive components segment. As of March 31, 2005, all related positions have been eliminated and $10.7 million of the severance costs has been paid. The remaining accrual of $0.2 million consists of payments to be paid under an early retirement program expected to be paid within the next twelve months. During the fiscal years ended March 31, 2004 and 2005 the facility closures cost estimate was increased by $0.4 million and severance cost estimates were decreased by $0.3 million, respectively, due to changes in estimated future obligations.

Activity related to these costs is as follows:
			Facility
	Workforce		Closure
	Reductions		Costs	Total
Balance at March 31, 2002	$6,426		$3,099	$9,525
Utilized	(4,968)		(2,624)	(7,592)
Balance at March 31, 2003	1,458		475	1,933
Utilized	(748)		(735)	(1,483)
Changes in Estimate	---		357	357
Balance at March 31, 2004	$710		$97	$807
Utilized	(264)		(97)	(361)
Changes in Estimate	(272)		---	(272)
Balance at March 31, 2005	$174	$	---	$174

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of March 31, 2005, we had a current ratio of 5.7 to 1, $720.5 million of cash, cash equivalents and investments in securities, $1,439.3 million of stockholders' equity and no debt .

Net cash from operating activities was $57.1 million for the fiscal year ended March 31, 2005, $83.5 million for the fiscal year ended March 31, 2004 and $122.4 million for the fiscal year ended March 31, 2003.

Purchases of property and equipment were $48.3 million in fiscal 2005, $33.7 million in fiscal 2004 and $38.3 million in fiscal 2003. These expenditures related to expanding the production capabilities of the passive component and connector product lines, moving production capacity to lower cost regions such as Asia, Latin America and Eastern Europe, as well as the implementation of lower cost manufacturing processes. This includes the construction of a 500,000 square foot manufacturing facility in China that was started during fiscal 2002 and completed during fiscal 2005. Additional facility costs will be incurred in China as we continue to transfer production to this facility over the next several years. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures of $50 million to $55 million in fiscal 2006. The actual amount of capital expenditures will depend upon the outlook for end market demand.

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, for $12.2 million. We now distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. In August 2004, the Company sold a portion of the assets acquired associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $0.2 million. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11.8 million was based on $9.6 million of purchased net assets and $2.2 million of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

AVX purchases of Auction Rate Securities (“ARS”) have historically been classified as Cash and Cash Equivalents in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. A recent interpretation of Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, determined that ARS should be classified as either short term or long term investments depending upon the maturity date and management’s intent. Accordingly, the Company has reclassified its treatment of ARS in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. See Note 1 to our consolidated financial statements elsewhere herein for the impact of this reclassification on the Company’s financial statements.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Based on our financial condition as of March 31, 2005, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investment securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At March 31, 2005, outstanding balances under such agreements were insignificant. These borrowings have been used primarily to fund regional working capital requirements.

At March 31, 2005, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $4.7 million.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2005, were as follows:

For fiscal years ending March 31 (in thousands of dollars):

2006	$6,560
2007	3,595
2008	2,900
2009	1,599
2010	1,534
Thereafter	2,373

During the fiscal year ended March 31, 2001, we entered into a tantalum supply agreement for a portion of our anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future.  Downward price adjustments are recorded as reductions in the costs of the related inventory when received. We received downward price adjustments during the fiscal year ended March 31, 2005 of $15.2 million. During the fiscal years ended March 31, 2003, 2004 and 2005, we purchased $129.0 million, $134.1 million and $52.6 million, respectively, of material pursuant to the agreement. At March 31, 2005, future purchase commitments under the tantalum supply agreement are approximately $55.2 million, all of which will be purchased in fiscal 2006. During the second quarter of the fiscal year ended March 31, 2004, we recorded a materials charge in connection with the tantalum supply agreement. In connection with the materials charge, we have remaining accruals of $12.9 million at March 31, 2005 for the write-down of future purchase commitments under the tantalum supply agreement. The remaining accrued net losses will be used as we satisfy our remaining purchase commitments under the tantalum supply agreement. At March 31, 2005, we had $83.6 million of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2005, we did not have any of these delivery contracts outstanding.

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive and are expected to go to trial in the near future.

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

In fiscal 2003, 2004 and 2005, dividends of $26.1 million, $26.0 million and $26.0 million, respectively, were paid to stockholders.

On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. Under this program we purchased 1,060,000 shares at a cost of $11.2 million during fiscal 2003, 235,000 shares at a cost of $2.5 million during fiscal 2004 and 725,000 shares at a cost of $8.9 million during fiscal 2005. The repurchased shares are held as treasury stock and are available for general corporate purposes.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. In addition, we operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves for these costs A separate account receivable is recorded for any indemnified costs. Management believes that its reserves for environmental matters of approximately $2.5 million are adequate. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Disclosures about Contractual Obligations and Commitments

The following table summarizes our known significant obligations to make future payments pursuant to certain agreements as of March 31, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied (in thousands of dollars):
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Leases	$18,561	$6,560	$6,495	$3,133	$2,373
Material Purchase Obligations	55,108	55,108	---	---	---
Total	$73,669	$61,668	$6,495	$3,133	$2,373

During the fiscal year ended March 31, 2005, we made contributions of $5.5 million to Company sponsored retirement savings plans. Our contributions are based on employee contributions as a percentage of their salaries. Certain contributions by the Company are discretionary and are determined by the Board of Directors each year. Accordingly, we expect that our contributions for the year ending March 31, 2006 will be similar to the $5.5 million contributed during the fiscal year ended March 31, 2005.

During the fiscal year ended March 31, 2005, we made contributions of $4.1 million to our European defined benefit plans. These contributions are based on a percentage of pensionable wages. We expect that our contributions for the fiscal year ending March 31, 2006 will be approximately $4.6 million.

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

Returns

Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns. We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns. Our actual results approximate our estimates. When the product is returned and verified, the customer is given credit against their accounts receivable.

Distribution Programs

A portion of our sales are to independent electronic component distributors, which are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with SFAS 48, we record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns under the stock rotation program. Our actual results approximate our estimates. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results approximate our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

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

Warranty

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We warrant to the original purchaser of our products that we will repair or replace, without charge, products if they fail due to a manufacturing defect. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", we accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory, direct costs of replacement and other potential costs resulting from product failure. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product and other related costs.

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

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in operating performance.

Goodwill

Goodwill represents the excess of the cost of business acquired over the fair value of the related net assets at the date of acquisition. The carrying value of goodwill is evaluated for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related operating unit. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. With the establishment of a valuation allowance or increases to the allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.

We have recorded valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

We also record a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact the Company's ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes that any potential tax exposures have been sufficiently provided for in the consolidated financial statements. If the Company is required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statements of operations in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts, which could materially impact our financial condition and results of operations.

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

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations. Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability. Additionally, we operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves for these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“APB 29”). SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB 29 required certain non-monetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. The Company is evaluating the impact of potential repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law on October 2004. At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of June 1, 2005, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 70% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. AVX did not receive any of the proceeds from the February 2000 offering.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in Notes 15 and 16 to our consolidated financial statements elsewhere herein. One principal strategic advantage for us is our ability to produce a broad product offering for our customers. The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage. In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer capacitors and various other ceramic products benefits us. An adverse change in our relationship with Kyocera could have a negative impact on our results of operations. We also have established several ongoing arrangements with Kyocera and have executed several agreements; the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of our Board of Directors. The Special Advisory Committee is comprised of our independent directors and is required to review and approve such agreements and any other significant transactions between us and Kyocera not covered by such agreements. Periodically, the Special Advisory Committee reviews a summary of our transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

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

Disclosure and Option to License Agreement. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances. The agreement was extended effective March 31, 2005 with a new expiration date of April 1, 2006.

Materials Supply Agreement. Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will from time to time supply the other party with certain raw and semi-processed materials used in the manufacture of capacitors and other electrical products. The Supply Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

Buzzer Assembly Agreement. Pursuant to the Buzzer Assembly Agreement (the "Buzzer Agreement"), AVX assembles certain electronic components for Kyocera in AVX's Juarez, Mexico facility. Kyocera pays AVX a fixed cost mutually agreed upon by the parties for each component assembled plus a profit margin. The Buzzer Agreement has automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

Machinery and Equipment Purchase Agreement. Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will from time to time design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electronic components. The Machinery Purchase Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

The Company acquired certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004 for $12.2 million. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". In August 2004, the Company sold a portion of the assets acquired associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $0.2 million. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11.8 million was based on $9.6 million of purchased net assets and $2.2 million of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

Our European sales, which accounted for approximately 27% of fiscal 2005 sales, are denominated in local, U.S. and Japanese currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. We have no material hedging commitments other than in Europe. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented. See Note 14 to our consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

As of March 31, 2005, the fair market value of the Company's currency derivative portfolio was approximately $209 million based on quoted market prices. Approximately $209 million of this fair value relates to instruments that will be utilized in fiscal 2006. A sensitivity analysis has been prepared to estimate the Company's exposure to currency price risk.

Based on the Company's derivative portfolio as of March 31, 2005, a hypothetical ten percent adverse change in all European currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the resulting net loss would have an estimated impact on our results before income taxes of $26.6 million and $33.3 million for the fiscal years ended March 31, 2004 and 2005, respectively.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily palladium and tantalum.

Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials are purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment. Tantalum powder prices have fluctuated in a range of $180 to $500 per pound during the last three fiscal years. The market price was approximately $215 per pound at March 31, 2005. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers has led to higher prices during periods of increased demand. During this period of increased demand we entered into a long-term supply agreement for a portion of our anticipated tantalum requirements. As a result of the cost of tantalum materials under this contract and the decline in selling prices for tantalum products, in the second quarter of fiscal 2004 we recorded a charge of $87.7 million for the write-down of our then current tantalum raw materials and work in process inventories and future material purchase commitments. Our purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum raw materials were believed to be in short supply. If the downward trend in the prices at which we sell tantalum products were to continue, we could again be required to write-down the carrying value of our tantalum inventory and record additional losses on our purchase commitments.

Palladium, a precious metal currently used in the manufacture of a small portion of our multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $150 to $394 per troy ounce during the past three fiscal years. The market price was approximately $199 per troy ounce at March 31, 2005. We have addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors. The majority of our commodity-related ceramic capacitors are currently manufactured using nickel.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 46 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, which included consideration of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms In light of the material weaknesses, we performed additional analysis and other post-closing procedures in connection with the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.
As of March 31, 2005, the Company did not maintain effective control over the accounting for the accrual of certain management and employee bonuses. Specifically, the Company incorrectly accrued certain bonuses that were linked to continuing employment through fiscal 2006 that should not have been recognized as expense until employment had been fulfilled. This control deficiency resulted in an audit adjustment to the Company’s fiscal 2005 fourth quarter consolidated financial statements. Additionally, this control deficiency could result in the misstatement of accrued bonuses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
As of March 31, 2005, the Company did not maintain effective controls over access to financial application programs and data. Specifically, certain Company personnel had incompatible duties and were permitted unrestricted access to financial application programs and data beyond that needed to perform their individual job responsibilities. Additionally, there were not effective controls in place to monitor users for inappropriate use of programs or access to data. These deficiencies existed in North America, Europe and Asia and in certain systems and processes including cash, accounts receivable, fixed assets, other assets, accounts payable, accrued liabilities, payroll accounts, inventory accounts and the related income statement accounts. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of account balances and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3.
As of March 31, 2005, the Company did not perform supervisory reviews over recurring manual journal entries. Specifically, the Company’s controls over the preparation, review and approval of recurring manual journal entries were ineffective in their design. Recurring manual journal entries are originated in North America, Europe and Asia and in all financial reporting processes. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of account balances and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Actions to Remediate Material Weaknesses

Management, in particular the CEO and CFO, with oversight from the Audit Committee, is addressing the material weaknesses noted above and is committed to effectively remediating known weaknesses as expeditiously as possible. The control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Our information technology systems and structure is highly decentralized which has resulted in many diverse information technology applications throughout the Company which contributes to the weakness with respect to access to financial application programs and data as discussed above. During fiscal year 2006, we plan to address this weakness by implementing enhanced monitoring processes and other appropriate security procedures. In addition, we plan to enhance supervisory reviews over recurring manual journal entries.

Changes in Internal Control Over Financial Reporting

There has been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

On May 8, 2005, the Compensation Committee of the Board of Directors approved a performance-based cash award to each of the Company’s officers in accordance with the Management Incentive Plan. As a result of the Company’s results for the fiscal year ended March 31, 2005, the award for the Chief Executive Officer is equal to 100% of salary, and the aggregate award for the other officers is based on a percentage of the salary pool of eligible officers as determined by the Compensation Committee of the Board of Directors. Each officer’s award will be paid 75% in June 2005, and the remaining 25% will be paid in June of 2006, provided the officer is employed by the Company at that time.

On May 9, 2005, the Board of Directors approved a discretionary cash bonus for all U.S. salaried employees, including all executive officers who are U.S. employees. Each such employee’s bonus will be in an amount equal to 8% of such employee’s calendar year 2004 eligible earnings. Each such employee will be paid 50% of such employee’s bonus in June 2005, and the remaining 50% will be paid in June of 2006, provided the employee is employed by the Company at that time.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors - Governance", "Board of Directors - Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this report under the caption "Executive Officers of the Registrant".

Code of Business Conduct and Ethics

As discussed above in “Company Information and Website” in Item 1 of Part I of this Annual Report on Form 10-K, our Code of Business Conduct and Ethics has been posted on our website. We will post on our website any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

Item 11.	Executive Compensation

The information required by this item is provided by incorporation by reference to information under the captions entitled "Executive Compensation", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and perhaps elsewhere therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided by incorporation by reference to information under the captions entitled "Ownership of Securities by Directors, Director Nominees and Executive Officers", "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement and perhaps elsewhere therein.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is provided by incorporation by reference to information under the caption "Relationship with Kyocera and Related Transactions" in the Proxy Statement and perhaps elsewhere therein.

Item 14.	Principal Accountant Fees and Services

The information required by this item is provided by incorporation by reference to information under the caption entitled "Report of the Audit Committee - Principal Independent Registered Public Accounting Firm Fees" in the Proxy Statement and perhaps elsewhere therein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

	(a)	Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

	(b)	Exhibits:
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

	*10.6	Amended AVX Nonqualified Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2001).

	*10.7	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).

	*10.8	AVX Corporation SERP (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the year ended March 31, 1998).

*10.9	Employment Agreement between AVX Corporation and John S. Gilbertson (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2002).

*10.10	AVX Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

*10.11	AVX Corporation 2004 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

*10.12	AVX Corporation 2004 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

10.13	Amendment dated as of March 31, 2005 to the Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation.

10.14	Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation.

10.15	Materials Supply Agreement by and between Kyocera Corporation and AVX Corporation.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

24.2	Power of Attorney - Joseph Stach

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer - John S. Gilbertson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer - Kurt P. Cummings

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
By: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	June 14, 2005
*
Kazuo Inamori	Chairman Emeritus of the Board	June 14, 2005
*
Yasuo Nishiguchi	Vice Chairman of the Board	June 14, 2005
*
John S. Gilbertson	Chief Executive Officer, President and Director	June 14, 2005
*
Donald B. Christiansen	Director	June 14, 2005
*
Kensuke Itoh	Director	June 14, 2005
*
Rodney N. Lanthorne	Director	June 14, 2005
*
Joseph Stach	Director	June 14, 2005
*
Richard Tressler	Director	June 14, 2005
*
Masahiro Umemura	Director	June 14, 2005
*
Yuzo Yamamura	Director	June 14, 2005

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2004	2005
Current assets:
Cash and cash equivalents	$529,730	$490,470
Short-term investments in securities	35,000	36,000
Accounts receivable:
Trade	157,504	152,011
Affiliates	5,179	4,054
Inventories	293,869	379,630
Deferred income taxes	33,901	24,441
Prepaid and other	46,796	31,530

Total current assets	1,101,979	1,118,136

Long-term investments in securities	168,985	193,997
Property and equipment:
Land	21,209	21,216
Buildings and improvements	222,882	250,497
Machinery and equipment	1,130,722	1,224,660
Construction in progress	29,313	9,010
	1,404,126	1,505,383
Accumulated depreciation	(1,116,124)	(1,239,491)
	288,002	265,892
Goodwill, net	69,748	70,186
Other assets	39,163	41,538

Total Assets	$1,667,877	$1,689,749

Continues on following page.

	March 31,
Liabilities and Stockholders' Equity	2004		2005

Current liabilities:
Short-term bank debt	$26	$	---
Accounts payable:
Trade	69,474		54,418
Affiliates	45,012		62,034
Income taxes payable	10,574		8,432
Accrued payroll and benefits	34,679		33,763
Accrued expenses	55,125		37,925

Total current liabilities	214,890		196,572

Other liabilities	66,443		53,926

Total Liabilities	281,333		250,498

Commitments and contingencies (Notes 13 and 17)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	---		---
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764		1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 173,648 and
172,955 shares for 2004 and 2005, respectively
Additional paid-in capital	342,811		339,358
Retained earnings	1,012,637		1,042,347
Accumulated other comprehensive income (loss)	64,617		99,584
Treasury stock, at cost, 2,720 and 3,413 shares for 2004 and 2005, respectively	(35,285)		(43,802)

Total Stockholders' Equity	1,386,544		1,439,251

Total Liabilities and Stockholders' Equity	$1,667,877		$1,689,749

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended March 31,

	2003	2004	2005
Net sales	$1,134,111	$1,136,577	$1,283,202
Cost of sales	1,067,939	1,078,891	1,105,164
Materials charge	---	87,720	---

Gross profit (loss)	66,172	(30,034)	178,038

Selling, general and administrative expenses	92,041	85,528	107,429
Restructuring charges	---	27,213	---

Profit (loss) from operations	(25,869)	(142,775)	70,609

Other income (expense):
Interest income	17,337	11,495	12,739
Interest expense	(1,255)	(391)	(376)
Other, net	(651)	---	5,072

Income (loss) before income taxes	(10,438)	(131,671)	88,044
Provision (benefit) for income taxes	2,000	(24,065)	32,312

Net income (loss)	$(12,438)	$(107,606)	$55,732

Income (loss) per share:
Basic	$(0.07)	$(0.62)	$0.32
Diluted	$(0.07)	$(0.62)	$0.32

Weighted average common shares outstanding:
Basic	174,325	173,634	173,450
Diluted	174,325	173,634	173,906

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock
	Number Of Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, March 31, 2002	174,679	$ 1,764	$(25,295)	$ 343,868	$1,184,875	$ (29,177)	$1,476,035
Net income (loss)					(12,438)		(12,438)	$ (12,438)
Other comprehensive income (loss)						35,379	35,379	35,379
Dividends of $0.15 per share					(26,146)		(26,146)
Stock option activity	142		2,078	(802)			1,276
Tax benefit of stock option exercises				215			215
Treasury stock purchased	(1,060)		(11,165)				(11,165)

Balance, March 31, 2003	173,761	1,764	(34,382)	343,281	1,146,291	6,202	1,463,156	$ 22,941

Net income (loss)					(107,606)		(107,606)	$(107,606)
Other comprehensive income (loss)						58,415	58,415	58,415
Dividends of $0.15 per share					(26,048)		(26,048)
Stock option activity	122		1,581	(595)			986
Tax benefit of stock option exercises				125			125
Treasury stock purchased	(235)		(2,484)				(2,484)

Balance, March 31, 2004	173,648	1,764	(35,285)	342,811	1,012,637	64,617	1,386,544	$ (49,191)

Net income (loss)					55,732		55,732	$ 55,732
Affiliate Excess Purchase Price				(2,218)			(2,218)
Other comprehensive income (loss)						34,967	34,967	34,967
Dividends of $0.15 per share					(26,022)		(26,022)
Stock option activity	32		409	(118)			291
Tax benefit of stock option exercises				(1,117)			(1,117)
Treasury stock purchased	(725)		(8,926)				(8,926)
Balance, March 31, 2005	172,955	$1,764	$(43,802)	$339,358	$1,042,347	$99,584	$1,439,251	$ 90,699

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)

	Years Ended March 31,
	2003	2004	2005
Operating Activities:
Net income (loss)	$(12,438)	$(107,606)	$55,732
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	119,921	93,797	80,734
Materials charge	---	87,720	---
Non-cash restructuring and special charges	---	7,543	---
Deferred income taxes	22,920	(30,058)	12,933
Gain on sale of property, plant & equipment	---	---	(3,566)
Changes in operating assets and liabilities:
Accounts receivable	16,933	(23,168)	20,203
Inventories	13,071	33,929	(72,044)
Accounts payable and accrued expenses	(651)	(7,592)	(43,006)
Income taxes payable	(43,188)	19,542	(5,988)
Tax benefit of stock option exercises	215	126	(1,117)
Other assets	(61,779)	(8,144)	15,343
Other liabilities	67,364	17,410	(2,124)
Net cash provided by operating activities	122,368	83,499	57,100

Investing Activities:
Purchases of property and equipment	(38,254)	(33,712)	(48,324)
Proceeds from the purchase of business, net of cash acquired	---	---	3,247
Purchases of investment securities	(245,014)	(257,992)	(106,000)
Proceeds from sale of investment securities	123,959	328,363	79,989
Proceeds from property, plant & equipment dispositions	---	---	5,790
Other	(240)	(60)	(61)
Net cash provided by (used in) investing activities	(159,549)	36,599	(65,359)

Financing Activities:
Proceeds from issuance of debt	9,516	6,728	---
Repayment of debt	(23,680)	(10,565)	(26)
Dividends paid	(26,146)	(26,048)	(26,022)
Purchase of treasury stock	(11,165)	(2,484)	(8,926)
Proceeds from exercise of stock options	1,278	985	291
Net cash used in financing activities	(50,197)	(31,384)	(34,683)
Effect of exchange rate on cash	859	(125)	3,682
Increase (decrease) in cash and cash equivalents	(86,519)	88,589	(39,260)
Cash and cash equivalents at beginning of period	527,660	441,141	529,730
Cash and cash equivalents at end of period	$441,141	$529,730	$490,470

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera"). On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of the Company's common stock, and the Company sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock. The Company did not receive any of the proceeds from the February 2000 offering. As of March 31, 2005, Kyocera currently owned approximately 70% of the Company's outstanding shares of common stock.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation including those described below.

AVX purchases of Auction Rate Securities (“ARS”) historically have been classified as Cash and Cash Equivalents. The Company held $63.7 million and $5.0 million at March 31, 2003 and 2004, respectively. These amounts have been reclassified as Short-Term Investments in Securities in the Consolidated Balance Sheets. Additionally, Cash and Cash Equivalents are reduced by the $74.2 million, $63.7 million and $5.0 million for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. For the fiscal years ending March 31, 2003 and 2004 net cash used in investing activities increased by $10.5 million and $58.7 million, respectively. This reclassification did not affect previously reported cash flows from operations or financing activities in our Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2003 and 2004.

As a result of the Company’s changes in segment reporting, segment data for fiscal years ended March 31, 2003 and 2004 have been restated to conform to the current year’s presentation.

Investments:

Investment securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.

Short-term investments are comprised of time deposits and investment grade variable rate securities. The investment grade securities are categorized as available-for-sale. Accordingly, our investments in these securities are recorded at fair market value. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements - 10 to 31.5 years, and machinery and equipment - 3 to 10 years. Depreciation expense was $119,921, $93,797 and $80,734 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

In accordance with Statement of Financial Accounting Standards No.144 ("SFAS 144"), long-lived assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

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

After our adoption on April 1, 2003, asset impairment charges are accounted for under SFAS 144. SFAS 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as "held and used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as "held for sale".

Goodwill:

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets" on April 1, 2002. Pursuant to SFAS 142, goodwill is no longer amortized, but is tested for impairment at least annually or whenever conditions indicate that such impairment could exist. The Company completed the transitional goodwill impairment test as of April 1, 2002 and determined that there was no goodwill impairment at April 1, 2002. Additionally, the Company's annual goodwill impairment analysis indicated that there was no goodwill impairment for the fiscal years ending March 31, 2003, 2004 or 2005.

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

Income Taxes:

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets. The Company assesses the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. With the establishment of a valuation allowance or increases to the allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.

The Company has recorded valuation allowances due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact the Company's ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes that any potential tax exposures have been sufficiently provided for in the consolidated financial statements. If the Company is required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statements of operations in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts, which could materially impact our financial condition and results of operations.

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

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income and the ineffective portion, if any, is reported in net earnings (loss). Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

The Company uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. See Note 14 for further discussion of derivative financial instruments.

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

Returns

Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns. The Company records an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. The amount accrued represents the return of value of the customer's inventory. When the product is returned and verified, the customer is given credit against their accounts receivable.

Distribution Programs

A portion of our sales are to independent electronic component distributors, which are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with SFAS 48, the Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, the Company provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment.

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

Warranty:

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We warrant to the original purchaser of our products that we will repair or replace, without charge, products if they fail due to a manufacturing defect. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", we accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the return of value of the customer's inventory, direct costs of replacement and other potential costs resulting from product failure. Return of value may result in a direct credit to the customer's account for the purchase price or replacement product and other related costs.

Grants:

The Company receives employment and research grants from various non-U.S. governmental agencies, which are recognized in earnings in the period in which the related expenditures are incurred. Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. The grants are subject to certain conditions and non-compliance with such conditions could result in repayment of grants.

Research, Development and Engineering:

Research, development and engineering expenses totaled approximately $43,504, $38,630 and $36,699 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively, while research and development expenses included in these amounts totaled approximately $21,359, $13,877 and $11,049 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. Research and development costs for the development of new products and processes are primarily classified in selling, general and administrative expenses while engineering costs in connection with existing products and processes are primarily included in cost of sales. The table below details the expenses classified in cost of sales and selling, general and administrative expenses for research, development and engineering expenses for the fiscal years ended March 31, 2003, 2004 and 2005. Research, development and engineering expenditures are expensed when incurred.

	Years Ended March 31,
	2003	2004		2005
Cost of sales	$2,542	$2,622	$	---
Selling, general and administrative expense	18,817	11,255		11,049
Total research and development expense	21,359	13,877		11,049
Cost of sales	20,148	23,018		24,054
Selling general and administrative expense	1,997	1,735		1,596
Total engineering expense	22,145	24,753		25,650
Total research, development and engineering expense	$43,504	$38,630		$36,699

Stock-Based Compensation:

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123". As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value (market) on the date of grant.

As required under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", the pro forma effect of stock-based compensation on net income and earnings per share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period.

The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share for the fiscal years ended March 31, 2003, 2004 and 2005:

		2003	2004	2005
Net income (loss):
As reported		$(12,438)	$(107,606)	$55,732
Less:	Total stock-based employee
compensation expense determined under fair value based method for all awards, net of taxes		(6,181)	(5,827)	(4,039)
Pro forma net income (loss)		$(18,619)	$(113,433)	$51,693

Earnings (loss) per share:
Basic - as reported		$(0.07)	$(0.62)	$0.32
Basic - pro forma		$(0.11)	$(0.65)	$0.30
Diluted - as reported		$(0.07)	$(0.62)	$0.32
Diluted - pro forma		$(0.11)	$(0.65)	$0.30

Options granted in 2003, 2004 and 2005 had weighted average fair values of $5.00 to $9.18, $4.22 to $5.13, and $5.34 to $6.25, respectively, using the Black-Scholes option pricing model. The following are weighted-average assumptions used for options granted during the fiscal years ended March 31, 2003, 2004 and 2005:
	2003	2004	2005
	Grants	Grants	Grants
Expected life (years)	4	4	4
Interest rate	3.19%	1.43%	3.53%
Volatility	60.00%	59.82%	55.97%
Dividend yield	0.98%	1.27%	1.07%

Treasury Stock:

In April 2001, the Company's Board of Directors approved a stock repurchase program whereby up to 5,000,000 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 235,000 shares were purchased during the fiscal year ended March 31, 2004 and 725,000 shares were purchased during the fiscal year ended March 31, 2005. The Company purchased 190,000 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2005. As of March 31, 2005, the Company had in treasury 3,413,435 common shares at a cost of $43,802. The repurchased shares are held as treasury stock and are available for general corporate purposes.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.153 (“SFAS 153”), “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB 29 required certain non-monetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. The Company is evaluating the impact of potential repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law on October 2004. At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

2.	Earnings Per Share

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2003, 2004 and 2005:

(in thousands, except for per share data)	2003	2004	2005

Net Income (Loss)	$(12,438)	$(107,606)	$55,732

Computation of Basic EPS:
Weighted Average Shares Outstanding	174,325	173,634	173,450

Shares used in Computing Basic EPS	174,325	173,634	173,450

Basic earnings (loss) per share	$(0.07)	$(0.62)	$0.32

Computation of Diluted EPS:
Weighted Average Shares Outstanding	174,325	173,634	173,906

Shares used in Computing Diluted EPS (1), (2)	174,325	173,634	173,906

Diluted Income (loss) per share	$(0.07)	$(0.62)	$0.32

(1) Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the option's exercise price was greater than the average market price of the common shares, were 481,840 shares, 666,299 shares and 455,596 shares for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

(2) Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive, were 1,262,771 shares and 959,824 shares for fiscal years ended March 31, 2003 and 2004, respectively.

3.	Comprehensive Income (Loss):

Comprehensive income for the fiscal years ended March 31, 2003, 2004 and 2005 includes the following components:

	2003	2004	2005
Net income (loss)	$(12,438)	$(107,606)	$55,732
Other comprehensive income (loss):
Pension liability adjustment, net of tax	(18,688)	(1,486)	(1,764)
Foreign currency translation adjustment	54,417	59,400	37,259
Foreign currency cash flow hedges	(350)	501	(528)
Comprehensive income (loss)	$22,941	$(49,191)	$90,699

The accumulated balance of comprehensive income (loss), as of March 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005
Balance at beginning of period	$(29,177)	$6,202	$64,617
Pension liability adjustment, net of tax	(18,688)	(1,486)	(1,764)
Foreign currency translation adjustment	54,417	59,400	37,259
Foreign currency cash flow hedges	(350)	501	(528)
Balance at end of period	$6,202	$64,617	$99,584
4.	Materials Charge:

As a result of the cost of tantalum materials under the long-term supply contract and the decline in selling prices for tantalum products, during the second quarter of fiscal 2004, the Company determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of the Company's then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on the Company's finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, the Company recorded a pre-tax charge of $87,720 to cost of sales for the write-down of its then current tantalum materials and future material purchase commitments. The Company records inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with the Company’s then current inventory of tantalum materials were $43,044 and $5,235 for raw materials and work in process, respectively. Also as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39,441 that consisted of $21,638 related to purchase commitments within twelve months and $17,803 related to purchase commitments exceeding twelve months. The remaining accrued net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases for tantalum material under the agreement, are reflected in the balance sheet as current liabilities of $12,869 at March 31, 2005. The remaining accrued net losses will be utilized as the Company satisfies its remaining purchase commitments under the supply agreement. The Company had future purchase commitments of $55,180 at March 31, 2005. At March 31, 2005, we had $83,592 of tantalum raw materials inventory that we expect will be utilized in the normal course of production.

The fiscal 2004 tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. Therefore, the costs of materials will continue to reflect these write-downs and downward price adjustments regardless of future price increases for tantalum products. This could have the effect of increasing future earnings from what they would have been had the Company not taken the charge during the second quarter of the fiscal year ended March 31, 2004. If prices for tantalum products we sell were to recover in the future, the Company would not reverse the write-downs that we have taken on our tantalum materials inventory or the charges that we have taken against future purchase commitments. The Company could also be required to take additional write-downs in the future if tantalum product selling prices experience further declines. Additionally, gross profit is impacted in the period in which the inventory write-down occurred and in future periods as the Company uses materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, the Company cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

Palladium, a precious metal currently used in the manufacture of a small portion of the Company’s multi-layer ceramic capacitors, is primarily purchased from various companies in the form of palladium sponge and ingot. The main areas of mining of palladium are in Russia and South Africa. Palladium is considered a commodity and is subject to price volatility and has fluctuated in a range of approximately $150 to $394 per troy ounce during the past three fiscal years. The market price was approximately $199 per troy ounce at March 31, 2005. The Company has addressed the volatility in the price of palladium by (i) adjusting the manufacturing process for the parts made with palladium to reduce the amount of the precious metal used in each part, and (ii) substituting base metals, such as nickel, in the production of multi-layer ceramic capacitors.

5.	Restructuring and Special Charges:

Fiscal Year ended March 31, 2004

The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total includes $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of March 31, 2005, all of the related positions have been eliminated and $15,482 of the severance costs has been paid. The remaining workforce reduction accrual of $1,094 and facility closure costs of approximately $1,192 are expected to be paid within the next twelve months. During the fiscal year ended March 31, 2005 severance and facility cost estimates were decreased by $625 and severance costs estimates were reduced by $219 due to changes in estimated future obligations.

Activity related to these costs is as follows:

	Workforce Reductions		Long-lived Asset Impairment Write-down	Other Facility Closure Costs	Total
Restructuring Expense	$16,795		$5,756	$4,305	$26,856
Utilized	(6,410)		(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385		---	3,566	13,951
Utilized	(9,072)		---	(1,749)	(10,821)
Changes in Estimate	(219)		---	(625)	(844)
Balance at March 31, 2005	$1,094	$	---	$1,192	$2,286

Fiscal Year ended March 31, 2002

The Company recorded $24,646 of restructuring charges during the fiscal year ended March 31, 2002, comprised of $11,146 for employee separation costs covering approximately 6,110 production, technical, administrative and support employees in all geographic regions and $13,500 for facility closures primarily in the passive components segment. As of March 31, 2005, all related positions have been eliminated and $10,700 of the severance costs has been paid. The remaining accrual of $174 consists of payments to be paid under an early retirement program expected to be paid within the next twelve months. During the fiscal years ended March 31, 2004 and 2005 the facility closures cost estimate was increased by $357 and severance cost estimates were decreased by $272, respectively, due to changes in estimated future obligations.

Activity related to these costs is as follows:
	Workforce Reductions		Facility Closure Costs	Total
Balance at March 31, 2002	$6,426		$3,099	$9,525
Utilized	(4,968)		(2,624)	(7,592)
Balance at March 31, 2003	1,458		475	1,933
Utilized	(748)		(735)	(1,483)
Changes in Estimate	---		357	357
Balance at March 31, 2004	$710		$97	$807
Utilized	(264)		(97)	(361)
Changes in Estimate	(272)		---	(272)
Balance at March 31, 2005	$174	$	---	$174

6.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2004	2005
Trade	$187,452	$184,654
Less:
Allowances for doubtful accounts	5,324	3,426
Ship from stock and debit and stock rotation	17,596	18,174
Price concessions	56	---
Sales returns and discounts	6,972	11,043
Total allowances	29,948	32,643
	$157,504	$152,011

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2003	2004	2005
Allowances for doubtful accounts:
Beginning Balance	$5,632	$5,360	$5,324
Charges	334	(80)	(1,574)
Applications	(854)	(295)	(444)
Effect of Foreign Exchange	248	339	120
Ending Balance	5,360	5,324	3,426

Ship from stock and debit and stock rotation:
Beginning Balance	17,380	16,917	17,596
Charges	44,170	43,122	46,197
Applications	(44,633)	(43,243)	(45,647)
Effect of Foreign Exchange	---	800	28
Ending Balance	16,917	17,596	18,174

Price concessions:
Beginning Balance	7,312	1,108	56
Charges	1,119	1,567	13
Applications	(7,323)	(2,619)	(69)
Ending Balance	1,108	56	---

Sales returns and discounts:
Beginning Balance	13,375	9,283	6,972
Charges	20,895	18,530	29,338
Applications	(25,037)	(20,736)	(25,311)
Effect of Foreign Exchange	50	(105)	44
Ending Balance	$9,283	$6,972	$11,043

7.	Inventories:

Inventories at March 31 consisted of:	2004	2005
Finished goods	$85,005	$139,676
Work in process	93,941	92,567
Raw materials and supplies	114,923	147,387
Total	$293,869	$379,630

8	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2005, the Company believes that its credit risk exposure is not significant.

As of March 31, 2004 and 2005, all investments in debt securities and time deposits held by the Company were classified as available-for-sale or long-term held-to-maturity. Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31:

	2004
	Cost		Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$30,000	$	---	$	---	$30,000
Long-term investments:
U.S. government and agency securities	168,985		663		---	169,648
	$198,985		$663	$	---	$199,648

	2005
	Cost		Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$	---		$(182)	$19,818
Long-term investments:
U.S. government and agency securities	193,997		---		(3,139)	190,858
	$213,997	$	---		$(3,321)	$210,676

The Company also held available-for-sale securities with fair market values of $5,000 and $16,000 at March 31, 2004 and 2005, respectively.

The fair values were estimated based on quoted market prices or pricing models using current market rates.

The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company does not have any held-to-maturity securities with maturities greater than five years at March 31, 2005.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,000	$19,818
Due after one year through five years	193,997	190,858
Total	$213,997	$210,676

9.	Debt:

The Company held no long-term debt at March 31, 2004 and 2005, respectively.

The Company held no short-term bank debt at March 31, 2005. Bank debt at March 31, 2004 consisted of unsecured borrowings under a working capital bank facility of $26 bearing interest at the market rate (2.54% as of March 31, 2004). Interest paid totaled $450, $244 and $37 during the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

10.	Income Taxes:

For financial reporting purposes, after adjustments for certain corporate items, income (loss) before income taxes includes the following components:

	Years Ended March 31,
	2003	2004	2005
Domestic	$10,187	$(2,466)	$57,602
Foreign	(20,625)	(129,205)	30,442
	$(10,438)	$(131,671)	$88,044

The provision (benefit) for income taxes consisted of:

	Years Ended March 31,
	2003	2004	2005
Current:
Federal/State	$(26,482)	$(2,481)	$11,397
Foreign	5,562	8,474	7,982
	(20,920)	5,993	19,379
Deferred:
Federal/State	28,181	3,589	11,385
Foreign	(5,261)	(33,647)	1,548
	22,920	(30,058)	12,933
	$2,000	$(24,065)	$32,312

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2004			2005
Current:	Assets		Liabilities	Assets		Liabilities
Sales and receivable allowances	$13,625	$	---	$10,570	$	---
Inventory reserves	4,157		---	1,897		---
Accrued expenses	14,980		---	11,974		---
Tax over book depreciation	3,455		---	---		---
Sub total	36,217		---	24,441		---
Less valuation allowances	(2,316)		---	-		---
Total Current	$33,901	$	---	$24,441	$	---

Non-current:
Tax over book depreciation	$13,764		$2,133	$22,180		$1,544
Deduction of foreign branch losses	---		40,197	---		44,518
Pension obligations	12,104		---	13,162		---
Inventory reserves	13,604		---	8,389		---
Other, net	613		1,817	3,349		2,752
Net operating loss and tax credit carryforwards	103,641		---	114,116		---
Sub total	143,726		44,147	161,196		48,814
Less valuation allowances	(70,250)		---	(79,725)		---
Total Non-current	$73,476		$44,147	$81,471		$48,814

Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2003	2004	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(6.0)	(0.7)	(0.3)
Effect of foreign operations	(0.9)	10.0	(12.0)
Change in valuation allowance	(71.2)	(27.0)	10.9
Other, net	23.9	1.0	3.1
Effective tax rate	(19.2)%	18.3%	36.7%

At March 31, 2005 certain of the Company's foreign subsidiaries in Brazil, China, France, Korea, Germany, Israel, Hong Kong, Taiwan and United Kingdom had tax net operating loss carryforwards totaling approximately $321,279 of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China, Korea, and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. The valuation allowance increased $35,554 during the year ended March 31, 2004 and increased $9,475 during the year ended March 31, 2005 as a result of increases in the net operating losses of the subsidiaries mentioned above. However, valuation allowances of $1,855 for the temporary differences relating to certain foreign operations were released as of March 31, 2005. We have recorded a deferred tax liability at March 31, 2004 and 2005 of $40,197 and $44,518, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company on its U.S. income tax returns.

The Company continues to evaluate the impact of the potential repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004. The Act provides for a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing for an 85 percent dividends received deduction for certain dividends received from controlled foreign corporations. At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. The amount of U.S. taxes on such undistributed earnings as of March 31, 2004 and 2005 would have been approximately $85,532 and $86,831, respectively.

Income taxes paid totaled $26,231, $14,375 and $25,755 during the years ended March 31, 2003, 2004 and 2005, respectively.

11.	Employee Retirement Plans:

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

The change in the benefit obligation and plan assets of the U.S. and non-U.S. defined benefit plans for 2004 and 2005 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2004	2005	2004	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$24,768	$27,763	$74,480	$94,936
Service cost	325	358	1,281	1,175
Interest cost	1,623	1,632	4,965	5,404
Plan participants' contributions	---	---	715	873
Actuarial loss	2,776	1,238	5,015	3,006
Benefits paid	(1,729)	(1,574)	(3,247)	(3,577)
Foreign currency exchange rate changes	---	---	11,727	4,079
Benefit obligation at end of year	27,763	29,417	94,936	105,896
Change in plan assets:
Fair value of plan assets at beginning of year	19,749	21,266	47,047	62,988
Actual return on assets	3,246	1,458	9,567	5,612
Employer contributions	---	---	1,681	4,136
Plan participants' contributions	---	---	715	873
Benefits paid	(1,729)	(1,574)	(3,247)	(3,577)
Foreign currency exchange rate changes	---	---	7,502	2,353
Other expenses	---	---	(278)	(247)
Fair value of plan assets at end of year	21,266	21,150	62,987	72,138
Funded status	(6,497)	(8,267)	(31,949)	(33,758)
Unrecognized actuary loss	5,229	6,442	28,170	30,194
Unrecognized prior service cost	154	124	198	143
Additional minimum liability	4,880	6,097	27,750	29,271
Net amounts recognized	$3,766	$4,396	$24,169	$25,850

The Company's assumptions used in determining the pension assets (liabilities) were as follows:

	March 31,
	2004	2005
Assumptions:
Discount rates	5.25-6.0%	4.5-5.75%
Increase in compensation	1.25-3.25%	1.25-3.25%

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2003	2004	2005
Service cost	$1,336	$1,606	$1,533
Interest cost	5,362	6,588	7,036
Expected return on plan assets	(5,658)	(5,407)	(5,968)
Amortization of prior service cost	84	208	127
Amortization of transition obligation	---	---	---
Recognized actuarial loss	491	1,486	1,421
Net periodic pension cost	$1,615	$4,481	$4,149

The Company's assumptions used in determining the net periodic pension expense were as follows:

March 31,
	2003	2004	2005
Assumptions:
Discount rates	6.0-7.3%	5.75-6.75%	5.25-6.0%
Increase in compensation	3.0-4.0%	1.5-3.0%	1.25-3.25%
Expected long-term rate of return on plan assets	7.0-9.0%	7.5-8.0%	7.0-8.0%

The pension expense for pension plans is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. The discount rates used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. On that basis, discount rates decreased in a range of .25% - .75 % from March 31, 2004 to March 31, 2005.

The expected long-term rate of return on plan assets assumption is based upon actual historical returns and future expectations for returns for each asset class. These expected results were adjusted for payment of reasonable expenses from plan assets. The historical compound long-term return on plan assets has exceeded 8% over the last ten years and management believes this assumption is appropriate based upon the mix of the investments and the long-term nature of the plans' investments. The Company's long-term strategy is for target allocation of 40% equity and 60% fixed income for its U.S. defined benefit plans and 60% equity and 40% fixed income for its foreign defined benefit plans.

The Company's pension plans' weighted average asset allocations at March 31, 2004 and 2005, by asset category are as follows:

	March 31, 2004		March 31, 2005
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	41%	78%	43%	61%
Debt securities	57%	19%	56%	38%
Other	2%	3%	1%	1%
Total	100%	100%	100%	100%

The Company expects to make contributions of approximately $400 to the U.S. plans and $4,200 to the international plans in fiscal 2006.

Estimated future benefit payments are as follows:

	U.S. Plans	International Plans
2006	$1,242	$3,286
2007	1,250	3,434
2008	1,297	3,546
2009	1,384	3,689
2010	1,472	3,898
2011-2015	9,026	23,297

The projected benefit obligation and accumulated benefit obligation for the pension plans were as follows:

	March 31,
	2004	2005
Projected benefit obligation	$122,699	$135,313
Accumulated benefit obligation	121,788	133,909
Fair value of plan assets	84,253	93,288

In accordance with the provisions of SFAS No.87, the Company has recognized a minimum pension liability for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued or prepaid pension amounts. The effect of this adjustment was to increase pension liabilities by $2,321 and $2,737 during the fiscal years ended March 31, 2004 and 2005, respectively, and a corresponding net of tax charge to comprehensive income of $1,486 and $1,764 during the years ended March 31, 2004 and 2005, respectively. These adjustments had no effect on the Company's results of operations or statement of cash flows for the fiscal years ended March 31, 2005 and 2004.

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2003, 2004 and 2005 were approximately $5,955, $5,625 and $5,511, respectively.

The Company sponsors nonqualified deferred compensation programs, which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2005, the market value of the trusts, $6,309, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to the Company's general creditors in the event of the Company's insolvency.

12.	Stock Based Compensation:

The Company has four fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 650,000 shares of common stock. No awards will be made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan, The Company may grant options to officers and key employees for the purchase of up to an aggregate of 10,000,000 shares of common stock. Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually. The number of shares of common stock available for future issuance under the 1995 Stock Option Plan and the Employee Directors' Stock Option Plan, consisting of options available to be granted and options currently outstanding, was 5,969,903 as of March 31, 2005. There had been no shares issued under the 2004 Stock Option Plan and the 2004 Non-Employee Director’s Stock Option Plan as of March 31, 2005.

The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding - March 31, 2002	3,520,600	$15.20
Options granted	915,655	$15.86
Options exercised	(141,700)	$9.01
Options forfeited	(54,700)	$20.70
Unexercised options outstanding - March 31, 2003	4,239,855	$15.48
Options granted	546,400	$11.87
Options exercised	(121,838)	$8.08
Options forfeited	(70,400)	$22.03
Unexercised options outstanding - March 31, 2004	4,594,017	$15.15
Options granted	620,000	$14.03
Options exercised	(31,559)	$9.23
Options forfeited	(274,582)	$16.41
Unexercised options outstanding - March 31, 2005	4,907,876	$15.01
Price Range $15.44 to $29.30 (weighted average contractual life 5.8 years)	1,758,400	$22.10
Price Range $7.50 to $14.50 (weighted average contractual life 5.2 years)	3,149,476	$10.99
Exercisable options:
March 31, 2003	2,459,650	$13.65
March 31, 2004	3,064,771	$14.72
March 31, 2005	3,515,221	$15.36

13.	Commitments and Contingencies:

At March 31, 2005, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $4,706.

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2005, were as follows:

Years Ended March 31,

2006	$6,560
2007	3,595
2008	2,900
2009	1,599
2010	1,534
Thereafter	2,373

Rental expense for operating leases was $6,602, $6,902 and $8,740 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

During the fiscal year ended March 31, 2001, the Company entered into a tantalum supply agreement for a portion of its anticipated tantalum usage. Under the agreement, quantities to be delivered were fixed for the next five years. Prices were fixed for the first two years and are subject to downward price adjustments based upon market conditions for the remaining three years. Downward price adjustments are contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Accordingly, there is no guarantee as to the future realizability of any downward price adjustments and amounts currently received may not be indicative of amounts that may be received in the future. Downward price adjustments are recorded as reductions in the costs of the related inventory when received. The Company received downward price adjustments during the fiscal year ended March 31, 2005 of $15,199. During the fiscal years ended March 31, 2003, 2004 and 2005, the Company purchased $128,961, $138,472 and $52,557, respectively, of material pursuant to the agreement. At March 31, 2005, future purchase commitments under the tantalum supply agreement are approximately $55,180, all of which will be purchased in fiscal 2006. During the second quarter of the fiscal year ended March 31, 2004, the Company recorded a materials charge in connection with the tantalum supply agreement. See Note 4 for further discussion of the materials charge. In connection with the materials charge, the Company has remaining accruals of $12,869 at March 31, 2005 for the write-down of future purchase commitments under the tantalum supply agreement.

AVX filed a complaint on July 29, 2002, against Cabot Corporation ("Cabot") in U.S. District Court for the District of Massachusetts (the "Federal Court") with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the "State Court") on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserts that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX has also filed claims for breach of the long-term contract because of defective product and delayed deliveries. AVX seeks, pursuant to the action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the Superior Court judge dismissed that portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. The allegations of breach of contract still survive and are expected to go to trial in the near future.

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

The Company from time to time enters into delivery contracts with selected suppliers for certain precious metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2005, the Company did not have any of these delivery contracts outstanding.

The Company has entered into employment agreements with two executives which provide for salary continuance during a two-year advisory period upon retirement from the Company. One executive retired in July 2003.

14.	Derivative Financial Instruments:

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

Events which may occur that could cause transfers from OCI to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge.

During fiscal 2004 and 2005, the Company did not have any hedges of which all or a portion was deemed ineffective. In addition, during fiscal 2004 and 2005, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

For the fiscal years ended March 31, 2004 and 2005, the Company had net outstanding foreign exchange contracts totaling $224,350 and $209,204, respectively. As of March 31, 2004 and 2005, the deferred gain (loss), net of taxes, recognized in accumulated other comprehensive income was $159 and $(368), respectively.

As of March 31, 2005, the Company's various foreign currency hedges, which meet the normal purchases exception under SFAS 133, effectively commit the Company to purchase approximately $63,000 of foreign currency contracts. These contracts are expected to be liquidated in the year ended March 31, 2006.

As of March 31, 2005, the Company's various foreign currency hedges, which do not meet the normal purchases exception under SFAS 133, effectively commit the Company to purchase approximately $146,000 of foreign currency contracts. For the fiscal years ended March 31, 2004 and 2005, the gain recognized in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations was $900 and $2,450, respectively. These contracts are expected to be liquidated in the year ended March 31, 2006.

15.	Transactions With Affiliate:

The Company's businesses include the sale and distribution of electronic products manufactured by Kyocera. Except for the Buzzer Assembly Agreement, each of the agreements we have with Kyocera contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree and is subject to the approval of the Special Advisory Committee of the Company's Board of Directors.

The Company has entered into transactions with Kyocera as follows:

	Years Ended March 31,
	2003	2004	2005
Sales:
Product and equipment sales to affiliates	$38,761	$28,686	$24,352
Subcontracting activities	2,054	1,799	2,231
Commissions received	991	1,135	782
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	273,029	266,687	395,035
Commissions paid	5	---	---
Rent paid	894	---	---
Other:
Dividends paid	18,270	18,270	18,270

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan (“KSS”), a wholly owned subsidiary of Kyocera, for $12,228. We now distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia.

In August 2004, the Company sold a portion of the assets acquired associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $198. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11,793 was based on $9,575 of purchased net assets and $2,218 of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

16.	Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company is organized into a product line organization with five main product groups. The Company's reportable segments are based on the types of products from which the Company generates revenues. In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has three reportable segments: Passive Components, KED Resale and Connectors. The operating segments of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera and resold by AVX. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,

	2003	2004	2005
Net sales:
Passive components	$811,473	$801,104	$798,948
KED Resale	278,667	283,036	417,431
Connectors	43,971	52,437	66,823
Total	$1,134,111	$1,136,577	$1,283,202

Operating profit (loss):
Passive components	$(16,670)	$(140,220)	$76,581
KED Resale	20,828	24,284	23,507
Connectors	2,222	3,682	6,980
Research & development	(21,359)	(13,877)	(11,049)
Corporate administration	(10,890)	(16,644)	(25,411)
Total	$(25,869)	$(142,775)	$70,608

Depreciation:
Passive components	$112,266	$87,818	$73,991
KED Resale	373	363	626
Connectors	3,428	3,143	3,472
Research & development	2,836	1,431	1,082
Corporate administration	1,018	1,042	1,563
Total	$119,921	$93,797	$80,734

Assets:
Passive components	$658,024	$562,992	$600,509
KED Resale	18,230	19,953	33,163
Connectors	23,308	24,677	35,272
Research & development	16,900	8,372	7,470
Cash, A/R and L/T investments	843,515	896,398	876,532
Goodwill - Passive components	57,926	59,470	59,909
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	72,333	85,738	66,617
Total	$1,700,513	$1,667,877	$1,689,749

Capital expenditures:
Passive components	$32,607	$31,586	$41,250
KED Resale	119	41	160
Connectors	2,211	1,242	6,446
Research & development	3,132	761	370
Corporate administration	185	82	98
Total	$38,254	$33,712	$48,324

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.
	Years Ended March 31,
	2003	2004	2005
Net sales:
Americas	$428,274	$376,533	$402,155
Europe	289,930	308,152	346,370
Asia	415,907	451,892	534,677
Total	$1,134,111	$1,136,577	$1,283,202

Property, plant and equipment, net:
North America	$127,347	$102,456	$87,973
Europe	179,223	162,080	153,661
Asia	21,130	23,466	24,258
Total	$327,700	$288,002	$265,892

No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2003, 2004 or 2005.

17.	Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. We also operate on sites that may have potential future environmental issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to these matters.

We also operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves for these costs. A separate account receivable is recorded for any indemnified costs. Reserves for remediation, compliance and legal costs totaled $2,504 at March 31, 2005. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

18.	Acquisitions:

During fiscal 1998, we purchased a 41% interest in the research and development company, Electro-Chemical Research Ltd. ("ECR"). ECR has developed and patented a technology for high capacity electrical storage devices. We are committed to purchase the remaining interest in ECR. The purchase price for our interest in excess of 51% is determined based on sales and profitability of the products developed by ECR. The purchase price is not expected to have a material impact on our liquidity. We currently own 75% of ECR's outstanding shares.

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, for $12,228. We now distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. In August 2004, the Company sold a portion of the assets acquired associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $198. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11,793 was based on $9,575 of purchased net assets and $2,218 of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

19.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2004 and 2005 is as follows:

	First Quarter		Second Quarter
	2004	2005	2004	2005
Net sales	$256,655	$345,018	$267,286	$329,983
Gross profit (loss)	4,009	56,182	(86,692)	52,907
Net income (loss)	(15,941)	22,892	(76,996)	18,615
Basic earnings (loss) per share	(0.09)	0.13	(0.44)	0.11
Diluted earnings (loss) per share	(0.09)	0.13	(0.44)	0.11

	Third Quarter		Fourth Quarter
	2004	2005	2004	2005
Net sales	$296,831	$302,233	$315,805	$305,968
Gross profit	17,892	35,339	34,757	33,610
Net income (loss)	(8,477)	7,620	(6,192)	6,605
Basic earnings (loss) per share	(0.05)	0.04	(0.04)	0.04
Diluted earnings (loss) per share	(0.05)	0.04	(0.04)	0.04

20.	Subsequent Events:

On May 12, 2005, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2005, payable on June 3, 2005.

Report of Independent Registered Public Accounting Firm

We have completed an integrated audit of AVX Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that AVX Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses with respect to control over the accounting for the accrual of certain management and employee bonuses, access to financial application programs and data and controls over recurring manual journal entries, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

1. As of March 31, 2005, the Company did not maintain effective control over the accounting for the accrual of certain management and employee bonuses. Specifically, the Company incorrectly accrued certain bonuses that were linked to continuing employment through fiscal 2006 that should not have been recognized as expense until employment had been fulfilled. This control deficiency resulted in an audit adjustment to the Company’s fiscal 2005 fourth quarter consolidated financial statements. Additionally, this control deficiency could result in the misstatement of accrued bonuses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2. As of March 31, 2005, the Company did not maintain effective controls over access to financial application programs and data. Specifically, certain Company personnel had incompatible duties and were permitted unrestricted access to financial application programs and data beyond that needed to perform their individual job responsibilities. Additionally, there were not effective controls in place to monitor users for inappropriate use of programs or access to data. These deficiencies existed in North America, Europe and Asia and in certain systems and processes including cash, accounts receivable, fixed assets, other assets, accounts payable, accrued liabilities, payroll accounts, inventory accounts and the related income statement accounts. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of account balances and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3. As of March 31, 2005, the Company did not perform supervisory reviews over recurring manual journal entries. Specifically, the Company’s controls over the preparation, review and approval of recurring manual journal entries were ineffective in their design. Recurring manual journal entries are originated in North America, Europe and Asia and in all financial reporting processes. This control deficiency did not result in a misstatement to the Company's consolidated financial statements. However, it could result in the misstatement of account balances and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that AVX Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, AVX Corporation has not maintained effective internal control over financial reporting as of March 31, 2005, based on Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
June 14, 2005