Form 10-Q
period 2005-06-30
AVX CORP
filed 2005-08-09
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2005
Common Stock, par value $0.01 per share	172,399,665

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	June 30,
	2005	2005
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$490,470	$461,914
Short-term investments in securities	36,000	58,995
Accounts receivable:
Trade	152,011	161,069
Affiliates	4,054	3,156
Inventories	379,630	345,239
Deferred income taxes	24,441	24,469
Prepaid and other	31,530	33,097
Total current assets	1,118,136	1,087,939
Long-term investments in securities	193,997	205,003
Property and equipment:
Land	21,216	20,345
Buildings and improvements	250,497	242,152
Machinery and equipment	1,224,660	1,192,824
Construction in progress	9,010	9,535
	1,505,383	1,464,856
Accumulated depreciation	(1,239,491)	(1,221,558)
	265,892	243,298
Goodwill, net	70,186	69,814
Other assets	41,538	39,657
Total Assets	$1,689,749	$1,645,711
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable:
Trade	$54,418	$49,358
Affiliates	62,034	58,614
Income taxes payable	8,432	12,908
Accrued payroll and benefits	33,763	30,340
Accrued expenses	37,925	31,733
Total current liabilities	196,572	182,953
Other liabilities	53,926	52,937
Total Liabilities	250,498	235,890
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	---	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 172,955 and
172,398 shares at March 31, 2005 and June 30, 2005, respectively
Additional paid-in capital	339,358	339,073
Retained earnings	1,042,347	1,046,101
Accumulated other comprehensive income	99,584	72,912
Treasury stock, at cost, 3,413 and 3,971 shares at March 31, 2005 and	(43,802)	(50,029)
June 30, 2005, respectively
Total Stockholders' Equity	1,439,251	1,409,821
Total Liabilities and Stockholders' Equity	$1,689,749	$1,645,711

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2005
Net sales	$345,018	$319,814
Cost of sales	288,836	281,961
Gross profit	56,182	37,853
Selling, general and administrative expenses	25,461	27,771
Profit from operations	30,721	10,082
Other income (expense):
Interest income	2,277	4,745
Interest expense	(80)	---
Other, net	2,850	1,412
Income before income taxes	35,768	16,239
Provision for income taxes	12,876	6,009
Net income	$22,892	$10,230
Income per share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06
Weighted average common shares outstanding:
Basic	173,655	172,515
Diluted	174,345	172,796

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2004	2005
Operating Activities:
Net income	$22,892	$10,230
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,736	18,981
Deferred income taxes	1,377	(397)
Gain on sale of property, plant & equipment	(2,789)	(892)
Tax benefit of stock option exercises	2	43
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,607)	(8,695)
Inventories	(34,838)	25,140
Accounts payable and accrued expenses	6,263	(21,125)
Income taxes payable	9,205	4,756
Other assets	(171)	(2,086)
Other liabilities	(4,811)	1,334
Net cash provided by operating activities	6,259	27,289
Investing Activities:
Purchases of property and equipment	(12,570)	(6,431)
Purchases of investment securities	(20,000)	(50,000)
Redemption of investment securities	59,989	16,000
Purchase of KSS, net of cash acquired	3,085	---
Proceeds from property, plant & equipment dispositions	3,863	239
Net cash provided by (used in) investing activities	34,367	(40,192)
Financing Activities:
Repayment of debt	(26)	---
Dividends paid	(6,612)	(6,475)
Purchase of treasury stock	---	(7,210)
Proceeds from exercise of stock options	100	654
Net cash used in financing activities	(6,538)	(13,031)
Effect of exchange rate on cash	371	(2,622)
Increase (decrease) in cash and cash equivalents	34,459	(28,556)
Cash and cash equivalents at beginning of period	534,730	490,470
Cash and cash equivalents at end of period	$569,189	$461,914

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1. Basis of Presentation

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three-month period ended June 30, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the exercise price. The Company's policy is to grant stock options at fair value (market) on the date of grant.

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

The following is the Company's pro forma information for the three months ended June 30, 2004 and 2005:

		Three Months
		2004	2005
Net income:
As reported		$22,892	$10,230
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,341)	(748)
Pro forma net income		$21,551	$9,482

Earnings per share:
	Basic - as reported	$0.13	$0.06
	Basic - pro forma	$0.12	$0.05
	Diluted - as reported	$0.13	$0.06
	Diluted - pro forma	$0.12	$0.05

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position and results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2006. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.153 (“SFAS 153”), “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB Opinion No. 29 required certain non-monetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three months ended June 30, 2004 and 2005 (in thousands, except for per share data):

	Three Months
	2004	2005

Net Income	$22,892	$10,230

Computation of Basic EPS:
Weighted Average Shares Outstanding	173,655	172,515

Shares used in Computing Basic EPS	173,655	172,515

Basic earnings per share	$0.13	$0.06

Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,655	172,515

Shares used in Computing Diluted EPS (1)	174,345	172,796

Diluted Income per share	$0.13	$0.06

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were 796 shares and 1,614 shares for the three months ended June 30, 2004 and 2005, respectively.
3. Trade Accounts Receivable:

Trade accounts receivable consisted of:

	March 31, 2005	June 30, 2005
Trade	$184,654	$191,969
Less:
Allowances for doubtful accounts	3,426	3,506
Ship from stock and debit and stock rotation	18,174	18,061
Sales returns and discounts	11,043	9,333
Total allowances	32,643	30,900
	$152,011	$161,069

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

Activity for the three months ended June 30,	2004	2005

Allowances for doubtful accounts:
Beginning Balance	$5,324	$3,426
Charges	---	265
Applications	(165)	(124)
Effect of Foreign Exchange	64	(61)
Ending Balance	5,223	3,506

Ship from stock and debit and stock rotation:
Beginning Balance	17,596	18,174
Charges	9,489	10,421
Applications	(9,075)	(10,513)
Effect of Foreign Exchange	-	(21)
Ending Balance	18,010	18,061

Price concessions:
Beginning Balance	56	---
Charges	(110)	---
Applications	110	---
Ending Balance	56	---

Sales returns and discounts:
Beginning Balance	6,972	11,043
Charges	6,597	4,125
Applications	(6,057)	(5,707)
Effect of Foreign Exchange	8	(128)
Ending Balance	$7,520	$9,333

4. Inventories:

Inventories consisted of:

	March 31, 2005	June 30, 2005
Finished goods	$139,676	$123,934
Work in process	92,567	82,545
Raw materials and supplies	147,387	138,760
	$379,630	$345,239

5. Restructuring

Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. The following is related to restructuring programs that were initiated during the fiscal year ended March 31, 2004:

The Company recorded $26,856 of restructuring charges initiated in fiscal year 2004. Included in the charges were $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market prices, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Components segment. As of June 30, 2005, all of the related positions have been eliminated and $16,006 of the severance costs has been paid. As of June 30, 2005, the remaining workforce reduction accrual of $789 and facility closure costs of approximately $1,002 are expected to be paid within the next twelve months.

Activity related to these costs is as follows:

		Facility
	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	$789	$1,002	$1,791

6. Commitments and Contingencies:

During the fiscal year ended March 31, 2004, the Company recorded a pre-tax charge of $87,720 for the write-down of then current tantalum materials and future purchase commitments related to a long-term supply agreement with Cabot Corporation. The remaining net losses on firm purchase commitments, as adjusted for utilization of subsequent purchases under the agreement, are reflected in the balance sheet as current liabilities of $9,065 at June 30, 2005. The Company has remaining purchase commitments at June 30, 2005 of $39,862 under the agreement, which expires in December 2005.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of June 30, 2005, its reserves of approximately $2,386 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company is involved in disputes and legal proceedings arising in the normal course of business. While the Company cannot predict the outcome of these disputes and proceedings, the Company believes, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on the Company’s financial position, results of operations, or cash flows. However, the Company cannot be certain of the eventual outcome of any particular proceeding and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

7. Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income for the three months ended June 30, 2004 and 2005 includes the following components:

	Three Months
	2004	2005
Net income	$22,892	$10,230
Other comprehensive income:
Pension liability adjustment, net of tax	-	-
Foreign currency translation adjustment	4,633	(26,613)
Foreign currency cash flow hedges	602	(58)
Comprehensive income (loss)	$28,127	$(16,441)

8. Segment and Geographic Information:

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

The Company evaluates performance of its segments based upon sales and operating profit. There are no intersegment revenues. The Company allocates the costs of shared resources between segments based on each segment's usage of the shared resources. Cash, accounts receivable, investments in securities and certain other assets, which are centrally managed, are not readily allocable to operating segments. As a result of the Company’s changes in segment reporting, segment data for the prior year has been restated to conform to the current year’s presentation.

The tables below present information about reported segments for the three months ended June 30, 2004 and 2005:

	Three Months
	2004	2005
Net sales:
Passive Components	$223,721	$202,129
KED Resale	105,060	99,442
Connectors	16,237	18,243
Total	$345,018	$319,814

	Three Months
	2004	2005
Operating profit:
Passive Components	$28,551	$11,898
KED Resale	6,996	6,463
Connectors	2,277	1,352
Research & development	(2,876)	(2,545)
Corporate administration	(4,227)	(7,086)
Total	$30,721	$10,082

	March 31, 2005	June 30, 2005
Assets:
Passive Components	$600,509	$543,593
KED Resale	33,163	36,058
Connectors	35,272	30,845
Research & development	7,470	7,345
Cash, A/R and investments in securities	876,532	890,137
Goodwill - Passive components	59,909	59,537
Goodwill - Connectors	10,277	10,277
Corporate administration	66,617	67,919
Total	$1,689,749	$1,645,711

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three months ended June 30, 2004 and 2005:
	Three Months
	2004	2005
Net sales:
Americas	$110,465	$100,254
Europe	89,299	82,286
Asia	145,254	137,274
Total	$345,018	$319,814

9. Pension Plans:

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2004 and 2005 for the Company’s defined benefit plans:

	Domestic		Foreign
	Three Months		Three Months
	2004	2005	2004	2005
Service cost	$91	$90	$282	$305
Interest cost	404	408	1,302	1,416
Expected return on plan assets	(392)	(409)	(1,122)	(1,160)
Amortization of prior service cost	44	16	15	16
Recognized actuarial loss	-	42	323	313
Net periodic pension cost	$147	$147	$800	$890

10. Acquisitions:

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

11. Subsequent Event:

On July 20, 2005, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2005. The dividend will be paid to stockholders of record on August 1, 2005 and will be disbursed on August 15, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in the Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2006, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2005, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

The Company is not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in Item 6 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three month period ended June 30, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe. Effective April 1, 2004, we reorganized into five main product groups with three reportable segments: Passive Components, KED Resale and AVX Connectors. On April 2, 2004, we completed our acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of Kyocera.

Our products are marketed worldwide and are primarily sold to original equipment manufacturers, independent electronic component distributors and contract equipment manufacturers through our own direct sales force and independent manufacturers' representatives.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Net sales in the three months ended June 30, 2005 decreased $25.2 million, or 7.3%, to $319.8 million compared to $345.0 million in the three months ended June 30, 2004.

 The table below represents product group revenues for the three-month periods ended June 30, 2004 and June 30, 2005.

	Three Months
Sales Revenue	2004	2005
Ceramic Components	$74,577	$62,939
Tantalum Components	78,581	68,731
Advanced Components	70,563	70,459
Total Passive Components	223,721	202,129

KDP and KSS Resale	85,960	85,261
KEC Resale	19,100	14,181
Total KED Resale	105,060	99,442

Connectors	16,237	18,243
Total Revenue	$345,018	$319,814

Passive component sales decreased $21.6 million, or 9.7%, to $202.1 million in the three months ended June 30, 2005 from $223.7 million during the same quarter last year. The sales decrease in passive components was due to declining prices, a product mix toward smaller case sizes and a decrease in customer demand. Compared to the same period last year, passive component unit volumes decreased approximately 6%, reflecting the decreased demand discussed above. The Company saw continued pricing pressure in the three months ended June 30, 2005 on commodity related products resulting from the industry's production capacity exceeding demand during this period.

KED resale sales, excluding KEC resale connectors discussed below, decreased $0.7 million, or 0.8%, to $85.3 million in the three months ended June 30, 2005 compared to $86.0 million during the same period last year. The decrease is attributable primarily to a decrease in sales volume during the quarter ended June 30, 2005.

Total Connector sales, including AVX manufactured and KEC resale connectors, decreased $2.9 million, or 8.2%, to $32.4 million in the three months ended June 30, 2005 compared to $35.3 million during the same period last year. This decrease was primarily attributable to decreased volume partially offset by a favorable product mix.

The Company's sales to independent electronic distributors represented 38.8% of total sales for the period ended June 30, 2005, compared to 42.6% for the period ended June 30, 2004. This shift was primarily due to distributors reducing their inventory levels in line with end market demand. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $10.4 million, or 7.8% of gross sales to distributors, for the three months ended June 30, 2005 and $9.5 million, or 6.0% of gross sales to distributors, for the three months ended June 30, 2004. This increase is reflective of pricing pressure in the electronics business end markets. Applications under such programs for the quarter ended June 30, 2005 and 2004 were approximately $10.5 million and $9.1 million, respectively.

Geographically, compared to the same period last year, sales declined 9.2% in the Americas, 5.5% in Asia and 7.9% in Europe reflecting lower sales volume, declining prices and changes in product mix discussed above. Sales for the quarter improved approximately $2.5 million as a result of the weaker U.S. dollar when compared to the same period last year.

Gross Profit

Gross profit in the three months ended June 30, 2005 decreased $18.3 million to $37.9 million compared to $56.2 million in the three months ended June 30, 2004. Cost of sales for the three months ended June 30, 2005 reflects a $9.1 million decrease in overall material expense due to lower production volumes, in addition to lower depreciation expense of $0.8 million due to lower capital spending during the past two fiscal years. Gross profit was negatively impacted by lower overall selling prices. In addition, the weaker U.S. dollar resulted in an increase of approximately $5.6 million to cost of sales during the quarter when compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended June 30, 2005 increased $2.3 million to $27.8 million, or 8.7% of net sales, compared with $25.5 million, or 7.4% of net sales, in the three months ended June 30, 2004. The increase was primarily attributable to a $1.7 million increase in professional fees and outside services expenses due to the increased costs related to public company compliance initiatives of the Sarbanes - Oxley Act of 2002.

Research, Development and Engineering Expenses

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $9.1 million and $7.9 million in the three months ended June 30, 2004 and 2005, respectively. Research and development costs for the development of new products and processes are classified in selling, general and administrative expenses, while engineering costs in connection with existing products and processes are primarily included in cost of sales.

	Three Months Ended June 30,
	2004	2005

Research and development expense	$2,876	$2,545
Engineering expense:
Cost of sales	5,800	4,994
Selling general and administrative expense	380	386
Total engineering expense	6,180	5,380
Total research, development and engineering expense	$9,056	$7,925

The decline in research and development expenses was partially due to the transfer from development to production of certain new products. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of components and develop high capacitance capacitors. Decreased engineering costs were due to continued technological enhancements that enable products to be transferred out of engineering and into full production more efficiently.

Income from Operations

As a result of the above factors, the Company reported income from operations of $10.1 million in the three months ended June 30, 2005 compared to $30.7 million in the three months ended June 30, 2004.

Other Income

Other income increased $1.2 million to $6.2 million in the three months ended June 30, 2005 compared to $5.0 million in the same period last year. This increase is primarily due to higher interest income. Additionally, other income for the periods ended June 30, 2004 and 2005 includes gains on the sale of previously closed facilities in Taiwan and Mexico of $2.8 million and $0.9 million, respectively.

Income Taxes

The Company's effective tax rate for the period ended June 30, 2005 was 37.0% compared to 36.0% for the same period last year. In both periods, the effective tax rate is negatively impacted by the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations.

Net Income

Net income for the three-month period ended June 30, 2005 was $10.2 million compared to a net income of $22.9 million for the three-month period ended June 30, 2004. The decrease in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. The continued uncertainty in the global economy and end market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, modest decline in average selling prices for certain commodity related products. Additionally, the Company continues to move production to lower costs regions and implement other measures to reduce operating costs and rationalize our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record restructuring charges in the future resulting from global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of June 30, 2005, the Company had a current ratio of 5.9 to 1, $725.9 million of cash, cash equivalents and short and long term investments in securities, $1.4 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $27.3 million in the three months ended June 30, 2005 compared to $6.3 million of cash provided by operating activities in the three months ended June 30, 2004. The increase in cash flow from operating activities compared to the same period last year was primarily a result of lower inventories, offset in part by higher accounts payable and accrued expenses and other changes in net working capital during the three months ended June 30, 2005.

Purchases of property and equipment were $6.4 million in the three month period ended June 30, 2005 compared to $12.6 million in the three month period ended June 30, 2004. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of some advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $40 million to $50 million in fiscal 2006. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2005, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of June 30, 2005, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At June 30, 2005, there were no balances under such agreements. These borrowings have been used primarily to fund regional working capital requirements.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2005, we did not have any of these delivery contracts outstanding.

We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome of any particular proceeding and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of June 30, 2005, its reserves of approximately $2.4 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Restructuring

The Company recorded $26.9 million of restructuring charges in fiscal year 2004. Included in these charges were $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4.3 million related primarily to asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component segment. As of June 30, 2005, all of the related positions have been eliminated and $16.0 million of the severance costs has been paid. As of June 30, 2005, the remaining workforce reduction accrual of $0.8 million and facility closure costs of approximately $1.0 million are expected to be paid within the next twelve months.

Activity related to these costs is as follows:
		Facility
	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	$789	$1,002	$1,791

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position and results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2006. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.153 (“SFAS 153”), “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB Opinion No. 29 required certain non-monetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on the Company’s financial statements.

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

Our European sales, which accounted for approximately 26% of total sales during the three months ended June 30, 2005, are denominated in local, U.S. and Japanese currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. We have no material hedging commitments other than in Europe. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, AVX's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the Company’s internal controls over financial reporting, noting that there were three significant deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company is currently in the process of remediating the material weaknesses as disclosed in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 regarding bonus accruals, access to financial application programs and data and supervisory reviews over manual journal entries and expects to have these weaknesses remediated during the fiscal year. There were no changes to any reported financial results that have been released by the Company in this or any other filings as a result of these identified deficiencies.

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

The following table provides information regarding purchases by AVX during the three months ended June 30, 2005 of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
4/1/05 - 4/30/05	120,000	$10.88	120,000	2,278,800
5/1/05 - 5/31/05	380,000	11.33	380,000	1,898,800
6/1/05 - 6/30/05	135,000	11.94	135,000	1,763,800
Total	635,000	$11.38	635,000

(1)
On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 20, 2005 for the purpose of electing four directors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal:
Class III directors with terms expiring at the Annual Meeting in July of 2008 were elected with the following votes:

		Shares Voted "For"	Shares "Withheld"
Class III	Yasuo Nishiguchi	152,803,927	12,154,710
Class III	Masahiro Umemura	152,930,440	12,028,197
Class III	Yuzo Yamamura	155,107,177	9,851,460
Class III	Donald B. Christiansen	160,445,089	4,513,548

The following is a summary of directors who were not up for election and continue in office:

Class I	Kazuo Inamori
Class I	Kensuke Itoh
Class I	Benedict P. Rosen
Class I	Richard Tressler
Class II	John S. Gilbertson
Class II	Rodney N. Lanthorne
Class II	Joseph Stach

ITEM 6.	EXHIBITS
10.1	Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2004 Stock Option Plan and AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan.
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary