Form 10-Q
period 2005-09-30
AVX CORP
filed 2005-11-07
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
or
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

(843) 448-9411
(Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $0.01 per share	172,775,465

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	September 30,
ASSETS	2005	2005
Current assets:		(unaudited)
Cash and cash equivalents	$490,470	$457,299
Short-term investments in securities	36,000	148,995
Accounts receivable - Trade	152,011	169,225
Accounts receivable - Affiliates	4,054	3,903
Inventories	379,630	335,914
Deferred income taxes	24,441	24,463
Prepaid and other	31,530	34,537
Total current assets	1,118,136	1,174,336
Long-term investments in securities	193,997	145,003
Property and equipment	1,505,383	1,463,378
Accumulated depreciation	(1,239,491)	(1,226,589)
	265,892	236,789
Goodwill, net	70,186	69,523
Other assets	41,538	36,252
Total Assets	$1,689,749	$1,661,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - Trade	$54,418	$59,185
Accounts payable - Affiliates	62,034	59,874
Income taxes payable	8,432	12,188
Accrued payroll and benefits	33,763	31,996
Accrued expenses	37,925	29,788
Total current liabilities	196,572	193,031
Other liabilities	53,926	50,965
Total Liabilities	250,498	243,996
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	---	---
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	339,358	338,858
Retained earnings	1,042,347	1,056,674
Accumulated other comprehensive income	99,584	66,245
Treasury stock, at cost:	(43,802)	(45,634)
3,413 and 3,622 shares at March 31 and September 30, 2005, respectively
Total Stockholders' Equity	1,439,251	1,417,907
Total Liabilities and Stockholders' Equity	$1,689,749	$1,661,903

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended September 30,			Six Months Ended September 30,
	2004	2005	2004	2005
Net sales	$329,983	$325,931	$675,001	$645,745

Cost of sales	277,076	280,875	565,912	562,836

Gross profit	52,907	45,056	109,089	82,909

Selling, general and administrative expenses	25,877	25,873	51,338	53,644

Profit from operations	27,030	19,183	57,751	29,265

Other income (expense):
Interest income	2,916	5,339	5,193	10,084
Interest expense	(79)	(999)	(159)	(999)
Other, net	268	434	3,118	1,846

Income before income taxes	30,135	23,957	65,903	40,196

Provision for income taxes	11,520	6,932	24,396	12,941

Net income	$18,615	$17,025	$41,507	$27,255

Income per share:
Basic	$0.11	$0.10	$0.24	$0.16
Diluted	$0.11	$0.10	$0.24	$0.16

Weighted average common shares outstanding:
Basic	173,661	172,691	173,658	172,604
Diluted	174,009	173,203	174,196	172,997

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
	Six Months Ended September 30,
	2004	2005
Operating Activities:
Net income	$41,507	$27,255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,973	36,529
Deferred income taxes	2,533	1,227
Gain on sale of property, plant & equipment	(3,090)	(924)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,863)	(20,501)
Inventories	(71,526)	32,292
Accounts payable and accrued expenses	(11,062)	(16,551)
Income taxes payable	2,572	3,648
Other assets	13,373	5,170
Other liabilities	(14,199)	(1,329)
Net cash provided by (used in) operating activities	(6,782)	66,816

Investing Activities:
Purchases of property and equipment	(25,931)	(17,428)
Purchases of investment securities	(61,000)	(80,000)
Redemption of investment securities	59,989	16,000
Acquisition, net of cash acquired	3,247	---
Proceeds from property, plant & equipment dispositions	4,446	275
Other	(60)	425
Net cash provided by (used in) investing activities	(19,309)	(80,728)

Financing Activities:
Dividends paid	(13,124)	(12,926)
Repayment of debt	(26)	---
Purchase of treasury stock	---	(7,210)
Proceeds from exercise of stock options	128	5,230
Net cash provided by (used in) financing activities	(13,022)	(14,906)

Effect of exchange rate on cash	1,078	(4,353)

Increase (decrease) in cash and cash equivalents	(38,035)	(33,171)

Cash and cash equivalents at beginning of period	529,730	490,470

Cash and cash equivalents at end of period	$491,695	$457,299

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three-month period ended September 30, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the pro forma effect of stock-based compensation on net income and earnings (loss) per share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period.

The following is the Company's pro forma information related to stock-based compensation for the three and six months ended September 30, 2004 and 2005:
		Three Months		Six Months
		2004	2005	2004	2005
Net income:
As reported		$18,615	$17,025	$41,507	$27,255
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(994)	(791)	(2,335)	(1,539)
Pro forma net income		$17,621	$16,234	$39,172	$25,716

Earnings per share:
	Basic - as reported	$0.11	$0.10	$0.24	$0.16
	Basic - pro forma	$0.10	$0.09	$0.23	$0.15
	Diluted - as reported	$0.11	$0.10	$0.24	$0.16
	Diluted - pro forma	$0.10	$0.09	$0.22	$0.15
New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. The Company completed its evaluation of the Act and has determined that its adoption will not impact the Company’s financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and six months ended September 30, 2004 and 2005 (in thousands, except for per share data):
	Three Months		Six Months
	2004	2005	2004	2005
Net Income	$18,615	$17,025	$41,507	$27,255

Computation of Basic EPS:
Weighted Average Shares Outstanding	173,661	172,691	173,658	172,604

Shares used in Computing Basic EPS	173,661	172,691	173,658	172,604

Basic earnings per share	$0.11	$0.10	$0.24	$0.16

Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,661	172,691	173,658	172,604

Shares used in Computing Diluted EPS (1)	174,009	173,203	174,196	172,997

Diluted Income per share	$0.11	$0.10	$0.24	$0.16

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were 1,465 shares and 965 shares and 1,062 shares and 1,101 shares for the three months and six months ended September 30, 2004 and 2005, respectively.

3.	Trade Accounts Receivable:

Trade accounts receivable consisted of:
	March 31, 2005	September 30, 2005
Trade	$184,654	$196,608
Less:
Allowances for doubtful accounts	3,426	1,784
Stock rotation and ship from stock and debit	18,174	17,290
Sales returns and discounts	11,043	8,309
Total allowances	32,643	27,383
	$152,011	$169,225

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

	Three Months		Six Months
Activity for the three and six months ended September 30,	2004	2005	2004	2005
Allowances for doubtful accounts:
Beginning Balance	$5,223	$3,506	$5,324	$3,426
Charges	(679)	(81)	(679)	184
Applications	(169)	(1,632)	(334)	(1,756)
Translation and other	(86)	(9)	(22)	(70)
Ending Balance	4,289	1,784	4,289	1,784

Stock rotation and ship from stock and debit:
Beginning Balance	18,010	18,061	17,596	18,174
Charges	10,712	10,100	20,201	20,521
Applications	(11,291)	(10,849)	(20,366)	(21,362)
Translation and other	(634)	(22)	(634)	(43)
Ending Balance	16,797	17,290	16,797	17,290

Price concessions:
Beginning Balance	56	---	56	---
Charges	---	---	---	---
Applications	(44)	---	(44)	---
Ending Balance	12	---	12	---

	Three Months		Six Months
Activity for the three and six months ended September 30,	2004	2005	2004	2005
Sales returns and discounts:
Beginning Balance	7,520	9,333	6,972	11,043
Charges	7,479	6,295	14,076	10,420
Applications	(6,979)	(7,377)	(13,036)	(13,084)
Translation and other	620	58	628	(70)
Ending Balance	$8,640	$8,309	$8,640	$8,309

4.	Inventories:

Inventories consisted of:
	March 31, 2005	September 30, 2005
Finished goods	$139,676	$115,540
Work in process	92,567	80,169
Raw materials and supplies	147,387	140,205
	$379,630	$335,914

5.	Restructuring:

Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. The following is related to restructuring programs that were initiated during the fiscal year ended March 31, 2004.

The Company recorded $26,856 of restructuring charges initiated in fiscal year 2004. Included in the charges were $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market prices, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Components segment. As of September 30, 2005, all of the related positions have been eliminated, $16,109 of the severance costs has been paid and the remaining workforce reduction accrual of $686 and facility closure costs of approximately $900 are expected to be paid within the next twelve months.

Activity related to restructuring charges is as follows:
		Facility
$(000's)	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	789	1,002	1,791
Utilized	(103)	(102)	(205)
Balance at September 30, 2005	$686	$900	$1,586

6.	Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of September 30, 2005, its reserves of approximately $2,432 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company is involved in disputes and legal proceedings arising in the normal course of business. While the Company cannot predict the outcome of these disputes and proceedings, the Company believes, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company has remaining purchase commitments at September 30, 2005 of $18,541 under a long-term supply agreement for the purchase of tantalum powder and wire which expires in December 2005.

7.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income for the three and six months ended September 30, 2004 and 2005 includes the following components:

	Three Months		Six Months
	2004	2005	2004	2005
Net income	$18,615	$17,025	$41,507	$27,255
Other comprehensive income:
Pension liability adjustment, net of tax	---	---	---	---
Foreign currency translation adjustment	(2,151)	(6,901)	2,482	(33,514)
Foreign currency cash flow hedges	(1,050)	233	(448)	175
Comprehensive income (loss)	$15,414	$10,357	$43,541	$(6,084)

8.	Segment and Geographic Information:

The Company has three reportable segments: Passive Components, KED Resale and Connectors. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera Corporation of Japan (“Kyocera”) and resold by AVX. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the three and six months ended September 30, 2004 and 2005:

	Three Months		Six Months
	2004	2005	2004	2005
Net sales:
Passive Components	$207,748	$200,146	$431,468	$402,275
KED Resale	105,522	106,499	210,582	205,941
Connectors	16,713	19,286	32,951	37,529
Total	$329,983	$325,931	$675,001	$645,745

	Three Months		Six Months
	2004	2005	2004	2005
Operating profit:
Passive Components	$27,502	$17,789	$56,053	$29,687
KED Resale	6,663	7,605	13,659	14,068
Connectors	2,118	1,728	4,395	3,080
Research & development	(2,907)	(2,532)	(5,783)	(5,077)
Corporate administration	(6,346)	(5,407)	(10,573)	(12,493)
Total	$27,030	$19,183	$57,751	$29,265

	March 31, 2005	September 30, 2005
Assets:
Passive Components	$600,509	$530,264
KED Resale	33,163	31,266
Connectors	35,272	32,506
Research & development	7,470	7,174
Cash, A/R and investments in securities	876,532	924,425
Goodwill - Passive components	59,909	59,246
Goodwill - Connectors	10,277	10,277
Corporate administration	66,617	66,745
Total	$1,689,749	$1,661,903

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and six months ended September 30, 2004 and 2005:

	Three Months		Six Months
	2004	2005	2004	2005
Net sales:
Americas	$113,335	$102,769	$223,800	$203,023
Europe	83,656	75,931	172,955	158,217
Asia	132,992	147,231	278,246	284,505
Total	$329,983	$325,931	$675,001	$645,745

9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2004 and 2005 for the Company’s defined benefit plans:

	Domestic		Foreign
	Three Months		Three Months
	2004	2005	2004	2005
Service cost	$91	$90	$282	$305
Interest cost	404	408	1,302	1,416
Expected return on plan assets	(392)	(409)	(1,122)	(1,160)
Amortization of prior service cost	44	16	15	16
Recognized actuarial loss	---	42	323	313
Net periodic pension cost	$147	$147	$800	$890

	Domestic		Foreign
	Six Months		Six Months
	2004	2005	2004	2005
Service cost	$182	$180	$564	$610
Interest cost	808	816	2,604	2,832
Expected return on plan assets	(784)	(818)	(2,244)	(2,320)
Amortization of prior service cost	88	32	30	32
Recognized actuarial loss	---	84	646	626
Net periodic pension cost	$294	$294	$1,600	$1,780

The Company made pension contributions of $1,797 to fund its U.S. Plan in the quarter ended September 30, 2005. The Company will not make any further contributions to the U.S. Plan during the 2006 fiscal year.

10.	Acquisitions:

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan ("KSS"), a wholly owned subsidiary of Kyocera, for $12,228. We now distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. In August 2004, the Company sold a portion of the assets acquired associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $198. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11,793 was based on $9,575 of purchased net assets and $2,218 of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

11.	Subsequent Events:

On October 19, 2005, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2005. The dividend will be paid to stockholders of record on November 4, 2005 and will be disbursed on November 14, 2005.

In addition, the Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of AVX common stock at the discretion of management.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2006, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2005, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three month period ended September 30, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy. We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.

Our products are marketed worldwide and are primarily sold to original equipment manufacturers, independent electronic component distributors and contract equipment manufacturers through our own direct sales force and independent manufacturers' representatives.

Results of Operations - Three Months Ended September 30, 2005 and 2004

Net income for the quarter ended September 30, 2005 was $17.0 million, or diluted earnings per share of $0.10, compared with $18.6 million, or $0.11 diluted earnings per share, in the comparable quarter last year.

$(000's)	Three Months Ended September 30,
	2004	2005
Net Sales	$329,983	$325,931
Cost of Sales	277,076	280,875
Selling, general and administrative expenses	25,877	25,873
Operating Income	$27,030	$19,183

Net Sales

Net sales in the three months ended September 30, 2005 decreased $4.1 million, or 1.2%, to $325.9 million compared to $330.0 million in the three months ended September 30, 2004.

The table below represents product group revenues for the three-month periods ended September 30, 2004 and September 30, 2005.

$(000's)	Three Months
	2004	2005
Ceramic Components	$71,651	$57,867
Tantalum Components	66,633	64,981
Advanced Components	69,464	77,298
Total Passive Components	207,748	200,146

KDP and KSS Resale	91,132	90,904
KEC Resale	14,390	15,595
Total KED Resale	105,522	106,499

Connectors	16,713	19,286
Total Revenue	$329,983	$325,931

Passive component sales decreased $7.6 million, or 3.7%, to $200.1 million in the three months ended September 30, 2005 from $207.7 million during the same quarter last year. The sales decrease in passive components was due to declining prices, a product mix toward smaller case sizes and a decrease in units sold. Compared to the same period last year, passive component unit volumes decreased approximately 3.0%, reflecting the Company’s marketing focus on products with higher margin potential. The Company saw continued moderate pricing pressure in the three months ended September 30, 2005 on commodity related products resulting from the industry's production capacity exceeding demand during this period.

KED Resale sales, excluding KEC resale connectors discussed below, decreased slightly to $90.9 million in the three months ended September 30, 2005 compared to $91.1 million during the same period last year. The decrease during the quarter ended September 30, 2005 is attributable to product mix and declining prices, offset by an increase in sales volume.

Total Connector sales, including AVX manufactured and KEC resale connectors, increased $3.8 million, or 12.2%, to $34.9 million in the three months ended September 30, 2005 compared to $31.1 million during the same period last year. This increase was primarily attributable to increased volume, particularly to the automotive sector.

The Company's sales to independent electronic distributors represented 38.4% of total sales for the three months ended September 30, 2005, compared to 37.1% for the three-month period ended September 30, 2004. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $10.1 million, or 7.5% of gross sales to distributors, for the three months ended September 30, 2005 and $10.7 million, or 8.0% of gross sales to distributors, for the three months ended September 30, 2004. Applications under such programs for the quarters ended September 30, 2005 and 2004 were approximately $10.8 million and $11.3 million, respectively.

Geographically, compared to the same period last year, sales increased 10.7% in Asia and declined 9.3% in the Americas and 9.2% in Europe reflecting increased customer production in the Asian region.

Gross Profit

Gross profit in the three months ended September 30, 2005 decreased $7.8 million to $45.1 million compared to $52.9 million in the three months ended September 30, 2004. This decrease was due to lower sales and lower margins resulting from lower overall selling prices and product mix. Cost of sales reflects higher manufacturing costs due to lower production volumes when compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2005 were $25.9 million, or 7.9% of net sales, compared to $25.9 million, or 7.8% of net sales, in the three months ended September 30, 2004. Decreases in selling expenses and overall labor costs were partially offset by an increase in professional fees due to the ongoing costs related to compliance with the Sarbanes-Oxley Act of 2002.

Income from Operations

As a result of the above factors, the Company reported income from operations of $19.2 million in the three months ended September 30, 2005 compared to $27.0 million in the three months ended September 30, 2004.

Other Income

Other income increased $1.7 million to $4.8 million in the three months ended September 30, 2005 compared to $3.1 million in the same period last year. This increase is primarily due to higher interest income resulting from higher returns on higher cash and investment balances. This increase was partially offset by higher interest expense resulting from an interest assessment on the settlement of certain tax exposures related to prior years.

Income Taxes

The Company's effective tax rate for the period ended September 30, 2005 was 28.9% compared to 38.2% for the same period last year. In the three-month period ended September 30, 2005, the Company recorded a non-cash income tax benefit of $1.9 million for the favorable settlement of certain income tax exposures related to prior years. In both periods, the effective tax rate is negatively impacted by the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations.

Net Income

Net income for the three-month period ended September 30, 2005 was $17.0 million compared to net income of $18.6 million for the three-month period ended September 30, 2004. The decrease in net income was a result of the factors set forth above.

Results of Operations - Six Months Ended September 30, 2005 and 2004

Net income for the six months ended September 30, 2005 was $27.3 million, or diluted earnings per share of $0.16, compared with $41.5 million and $0.24 diluted earnings per share in the comparable six-month period last year.

$(000's)	Six Months Ended September 30,
	2004	2005
Net Sales	$675,001	$645,745
Cost of Sales	565,912	562,836
Selling, general and administrative expenses	51,338	53,644
Operating Income	$57,751	$29,265

Net Sales

Net sales in the six months ended September 30, 2005 decreased $29.3 million, or 4.3%, to $645.7 million compared to $675.0 million in the six months ended September 30, 2004.

The table below represents product group revenues for the six-month periods ended September 30, 2004 and September 30, 2005.

$(000's)	Six Months
	2004	2005
Ceramic Components	$146,228	$120,806
Tantalum Components	145,213	133,712
Advanced Components	140,027	147,757
Total Passive Components	431,468	402,275

KDP and KSS Resale	177,092	176,165
KEC Resale	33,490	29,776
Total KED Resale	210,582	205,941

Connectors	32,951	37,529
Total Revenue	$675,001	$645,745

Passive component sales decreased $29.2 million, or 6.8%, to $402.3 million in the six months ended September 30, 2005 from $431.5 million during the same period last year. The sales decrease in passive components was due to declining prices, a product mix toward smaller case sizes, a decrease in customer purchases to reduce supply chain inventory and the Company’s marketing focus on products with higher margin potential. Compared to the same period last year, passive component unit volumes increased slightly. The Company saw continued moderate pricing pressure in the six months ended September 30, 2005 on commodity related products resulting from the industry's production capacity exceeding demand during this period.

KED Resale sales, excluding KEC resale connectors discussed below, decreased slightly to $176.2 million in the six months ended September 30, 2005 compared to $177.1 million during the same period last year. The decrease is attributable primarily to product mix and declining prices, offset by an increase in sales volume.

Total Connector sales, including AVX manufactured and KEC resale connectors, increased slightly to $67.3 million in the six months ended September 30, 2005 compared to $66.4 million during the same period last year. This increase was primarily attributable to increased volume, particularly to the automotive sector.

The Company's sales to independent electronic distributors represented 38.6% of total sales for the six-month period ended September 30, 2005, compared to 39.9% for the six-month period ended September 30, 2004. This shift was primarily due to distributors reducing their inventory levels in line with end market demand during the first quarter of the fiscal year. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $20.5 million, or 7.6% of gross sales to distributors, for the six months ended September 30, 2005 and $20.2 million, or 6.9% of gross sales to distributors, for the six months ended September 30, 2004. This increase is reflective of pricing pressure in the electronics business end markets. Applications under such programs for the six-month periods ended September 30, 2005 and 2004 were approximately $21.4 million and $20.4 million, respectively.

Geographically, compared to the same period last year, sales declined 9.3% in the Americas and 8.5% in Europe, partially offset by an increase of 2.2% in Asia reflecting increased customer production in the Asian region. Sales for the six months ended September 30, 2005 improved approximately $2.2 million as a result of the weaker U.S. dollar when compared to the same six-month period last year.

Gross Profit

Gross profit in the six months ended September 30, 2005 decreased $26.2 million to $82.9 million compared to $109.1 million in the six months ended September 30, 2004. This decrease was due to lower sales and lower margins resulting from lower overall selling prices and product mix. Cost of sales reflects higher manufacturing costs due to lower production volumes when compared to the same period last year. In addition, the weaker U.S. dollar resulted in an increase of $6.0 million to cost of sales during the six-month period ended September 30, 2005 when compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the six months ended September 30, 2005 increased $2.3 million to $53.6 million, or 8.3% of net sales, compared with $51.3 million, or 7.6% of net sales, in the six months ended September 30, 2004. The increase was primarily attributable to a $2.6 million increase in professional fees and outside services expenses due to the increased costs related to compliance with the Sarbanes - Oxley Act of 2002, partially offset by lower selling expenses due to lower sales revenues.

Income from Operations

As a result of the above factors, the Company reported income from operations of $29.3 million in the six months ended September 30, 2005 compared to $57.8 million in the six months ended September 30, 2004.

Other Income

Other income increased $2.7 million to $10.9 million in the six months ended September 30, 2005 compared to $8.2 million in the same period last year. This increase is primarily due to higher interest income resulting from higher returns on higher cash and investment balances. This increase was partially offset by higher interest expense resulting from an interest assessment on the settlement of certain tax exposures related to prior years. Additionally, other income for the periods ended September 30, 2005 and 2004 includes gains on the sales of previously closed facilities in Taiwan and Mexico totaling $.9 million and $3.1 million, respectively.
Income Taxes

The Company's effective tax rate for the six-month period ended September 30, 2005 was 32.2% compared to 37.0% for the same period last year. In the six month period ended September 30, 2005, the Company recorded a non-cash income tax benefit of $1.9 million for the favorable settlement of certain income tax exposures related to prior years. In both periods, the effective tax rate is negatively impacted by the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations.
Net Income

Net income for the six-month period ended September 30, 2005 was $27.3 million compared to net income of $41.5 million for the six-month period ended September 30, 2004. The decrease in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. The continued uncertainty in the global economy and end-market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, modest decline in average selling prices for certain commodity related products and a continuing marketing focus on products with higher margin potential. Additionally, the Company continues to move production to lower cost regions and implement other measures to reduce operating costs and rationalize our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record restructuring charges in the future resulting from global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.

Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of September 30, 2005, the Company had a current ratio of 6.1 to 1, $751.3 million of cash, cash equivalents and short-term and long-term investments in securities, $1.4 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $66.8 million in the six months ended September 30, 2005 compared to $6.8 million of cash used in operating activities in the six months ended September 30, 2004. The increase in cash flow from operating activities compared to the same period last year was primarily a result of lower inventories, offset in part by higher accounts payable and accrued expenses and other changes in net working capital during the six months ended September 30, 2005.

Purchases of property and equipment were $17.4 million in the six-month period ended September 30, 2005 compared to $25.9 million in the six-month period ended September 30, 2004. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $30 million to $35 million in fiscal 2006. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2005, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of September 30, 2005, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

Although the majority of our funding is internally generated, certain of our European subsidiaries have from time to time borrowed various European currencies under various bank agreements. At September 30, 2005, there were no balances under such agreements. These borrowings have been used primarily to fund regional working capital requirements.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2005, we did not have any of these delivery contracts outstanding.

The Company has remaining purchase commitments at September 30, 2005 of $18.5 million under a long-term supply agreement for the purchase of tantalum powder and wire, which expires in December 2005.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of September 30, 2005, its reserves of approximately $2.4 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Restructuring
The Company recorded $26.9 million of restructuring charges in fiscal year 2004. Included in these charges were $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4.3 million related primarily to asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component segment. As of September 30, 2005, all of the related positions have been eliminated and $16.1 million of the severance costs has been paid. As of September 30, 2005, the remaining workforce reduction accrual of $ 0.7 million and facility closure costs of approximately $ 0.9 million are expected to be paid within the next twelve months.
Activity related to restructuring charges is as follows:
		Facility
$(000's)	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	789	1,002	1,791
Utilized	(103)	(102)	(205)
Balance at September 30, 2005	$686	$900	$1,586

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires that all abnormal idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, the Company has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. The Company completed its evaluation of the Act and has determined that its adoption will not impact the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our European sales, which accounted for approximately 23% of total sales during the three months ended September 30, 2005, are denominated in local, U.S. and Japanese currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. We have no material hedging commitments other than in Europe. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented.

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

PART II:	OTHER INFORMATION

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary