Form 10-Q
period 2005-12-31
AVX CORP
filed 2006-02-09
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005.
or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

801 17th Avenue South, Myrtle Beach, South Carolina	29577
(Address of principle executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2006
Common Stock, par value $0.01 per share	172,367,665

AVX CORPORATION

Consolidated Balance Sheets (unaudited)
(in thousands, except per share data)
	March 31,	December 31,
ASSETS	2005	2005
Current assets:
Cash and cash equivalents	$490,470	$479,065
Short-term investments in securities	36,000	148,995
Accounts receivable - Trade	152,011	176,568
Accounts receivable - Affiliates	4,054	3,063
Inventories	379,630	309,315
Deferred income taxes	24,441	24,410
Prepaid and other	31,530	31,941
Total current assets	1,118,136	1,173,357
Long-term investments in securities	193,997	145,003
Property and equipment	1,505,383	1,464,029
Accumulated depreciation	(1,239,491)	(1,234,156)
	265,892	229,873
Goodwill, net	70,186	69,346
Other assets	41,538	32,569
Total Assets	$1,689,749	$1,650,148
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - Trade	$54,418	$42,413
Accounts payable - Affiliates	62,034	63,641
Income taxes payable	8,432	13,420
Accrued payroll and benefits	33,763	32,316
Accrued expenses	37,925	24,610
Total current liabilities	196,572	176,400
Other liabilities	53,926	51,183
Total Liabilities	250,498	227,583
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	---	---
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	339,358	338,873
Retained earnings	1,042,347	1,074,615
Accumulated other comprehensive income	99,584	58,347
Treasury stock, at cost:	(43,802)	(51,034)
3,413 and 4,020 shares at March 31 and December 31, 2005, respectively
Total Stockholders' Equity	1,439,251	1,422,565
Total Liabilities and Stockholders' Equity	$1,689,749	$1,650,148

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2005	2004	2005
Net sales	$302,233	$349,068	$977,234	$994,813
Cost of sales	266,894	290,646	832,805	853,482
Gross profit	35,339	58,422	144,429	141,331
Selling, general and administrative expenses	27,024	27,972	78,362	81,616
Profit from operations	8,315	30,450	66,067	59,715
Other income (expense):
Interest income	3,328	5,993	8,522	16,077
Interest expense	(76)	(457)	(235)	(1,456)
Other, net	510	337	3,625	2,183
Income before income taxes	12,077	36,323	77,979	76,519
Provision for income taxes	4,457	11,909	28,852	24,850
Net income	$7,620	$24,414	$49,127	$51,669

Income per share:
Basic	$0.04	$0.14	$0.28	$0.30
Diluted	$0.04	$0.14	$0.28	$0.30

Weighted average common shares outstanding:
Basic	173,433	172,654	173,583	172,621
Diluted	173,839	173,194	174,072	173,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
 (in thousands)
	Nine Months Ended December 31,
	2004	2005
Operating Activities:
Net income	$49,127	$51,669
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	59,707	52,399
Deferred income taxes	2,151	3,277
Gain on sale of property, plant & equipment	(3,566)	(924)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,077	(28,049)
Inventories	(77,051)	58,642
Accounts payable and accrued expenses	(30,217)	(30,250)
Income taxes payable	5,536	5,917
Other assets	204	1,647
Other liabilities	(1,044)	(2,793)
Net cash provided by (used in) operating activities	19,924	111,535

Investing Activities:
Purchases of property and equipment	(37,524)	(26,917)
Purchases of investment securities	(126,050)	(100,000)
Redemption of investment securities	79,989	36,000
Acquisition, net of cash acquired	3,247	---
Proceeds from property, plant & equipment dispositions	5,528	275
Other	(60)	424
Net cash provided by (used in) investing activities	(74,870)	(90,218)

Financing Activities:
Dividends paid	(19,533)	(19,401)
Repayment of debt	(26)	---
Purchase of treasury stock	(6,641)	(13,081)
Proceeds from exercise of stock options	126	5,592
Net cash provided by (used in) financing activities	(26,074)	(26,890)

Effect of exchange rate on cash	6,396	(5,832)

Increase (decrease) in cash and cash equivalents	(74,624)	(11,405)

Cash and cash equivalents at beginning of period	529,730	490,470

Cash and cash equivalents at end of period	$455,106	$479,065

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  As of March 31, 2005, Kyocera Corporation (“Kyocera”) owned approximately 70% of the Company’s outstanding shares of common stock.  All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three and nine month periods ended December 31, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

The following is the Company's pro forma information related to stock-based compensation for the three and nine months ended December 31, 2004 and 2005:
		Three Months		Nine Months
		2004	2005	2004	2005
Net income:
As reported		$7,620	$24,414	$49,127	$51,669
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(945)	(783)	(3,280)	(2,322)
Pro forma net income		$6,675	$23,631	$45,847	$49,347

Earnings per share:
	Basic - as reported	$0.04	$0.14	$0.28	$0.30
	Basic - pro forma	$0.04	$0.14	$0.26	$0.29
	Diluted - as reported	$0.04	$0.14	$0.28	$0.30
	Diluted - pro forma	$0.04	$0.14	$0.26	$0.29

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005.  The Company will adopt SFAS 123R effective April 1, 2006 and is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the three and nine months ended December 31, 2004 and 2005 (in thousands, except for per share data):

	Three Months		Nine Months
	2004	2005	2004	2005
Net Income	$7,620	$24,414	$49,127	$51,669

Computation of Basic EPS:
Weighted Average Shares Outstanding	173,433	172,654	173,583	172,621

Shares used in Computing Basic EPS	173,433	172,654	173,583	172,621

Basic earnings per share	$0.04	$0.14	$0.28	$0.30

Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,433	172,654	173,583	172,621

Shares used in Computing Diluted EPS (1)	173,839	173,194	174,072	173,055

Diluted Income per share	$0.04	$0.14	$0.28	$0.30

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares, were 1,346 shares and 914 shares and 1,130 shares and 1,010 shares for the three months and nine months ended December 31, 2004 and 2005, respectively.

3.	Accounts Receivable - Trade:

Accounts receivable - trade consisted of:
	March 31, 2005	December 31, 2005
Gross Accounts Receivable - Trade	$184,654	$203,844
Less:
Allowances for doubtful accounts	3,426	1,914
Stock rotation and ship from stock and debit	18,174	18,080
Sales returns and discounts	11,043	7,282
Total allowances	32,643	27,276
Net Accounts Receivable - Trade	$152,011	$176,568

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

	Three Months		Nine Months
Activity for the three and nine months ended December 31,	2004	2005	2004	2005
Allowances for doubtful accounts:
Beginning Balance	$4,289	$1,784	$5,324	$3,426
Charges	(643)	(13)	(1,322)	171
Applications	(60)	162	(394)	(1,594)
Translation and other	162	(19)	140	(89)
Ending Balance	3,748	1,914	3,748	1,914

Stock rotation and ship from stock and debit:
Beginning Balance	16,797	17,290	17,596	18,174
Charges	11,589	10,279	31,790	30,800
Applications	(10,423)	(9,475)	(30,789)	(30,837)
Translation and other	---	(14)	(634)	(57)
Ending Balance	17,963	18,080	17,963	18,080

Price concessions:
Beginning Balance	12	---	56	---
Charges	---	---	---	---
Applications	(2)	---	(46)	---
Ending Balance	10	---	10	---

Sales returns and discounts:
Beginning Balance	8,640	8,309	6,972	11,043
Charges	8,422	3,769	22,498	14,189
Applications	(8,941)	(4,783)	(21,977)	(17,867)
Translation and other	2,764	(13)	3,392	(83)
Ending Balance	$10,885	$7,282	$10,885	$7,282

4.	Inventories:

Inventories consisted of:
	March 31, 2005	December 31, 2005
Finished goods	$139,676	$95,165
Work in process	92,567	79,618
Raw materials and supplies	147,387	134,532
	$379,630	$309,315

5.	Restructuring:

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

The Company recorded $26,856 of restructuring charges initiated in fiscal year 2004. Included in the charges were $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market prices, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Components segment. As of December 31, 2005, all of the related positions have been eliminated, $16,194 of the severance costs has been paid and the remaining workforce reduction accrual of $601 and facility closure costs of approximately $772 are expected to be paid within the next twenty-four months.

Fiscal 2006 activity related to restructuring charges is as follows:
		Facility
$(000's)	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	789	1,002	1,791
Utilized	(103)	(102)	(205)
Balance at September 30, 2005	686	900	1,586
Utilized	(85)	(128)	(213)
Balance at December 31, 2005	$601	$772	$1,373

6.	Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of December 31, 2005, its reserves of approximately $2,343 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

The Company is involved in disputes and legal proceedings arising in the normal course of business. While the Company cannot predict the outcome of these disputes and proceedings, the Company believes, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on the Company’s financial position, results of operations, or cash flows.
The Company’s long-term supply agreement for the purchase of tantalum powder and wire expired in December 2005. However, due to order and delivery timing, the Company has remaining purchase commitments at December 31, 2005 of $11,991.

7.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income for the three and nine months ended December 31, 2004 and 2005 includes the following components:

	Three Months		Nine Months
	2004	2005	2004	2005
Net income	$7,620	$24,414	$49,127	$51,669
Other comprehensive income:
Foreign currency translation adjustment	49,292	(8,236)	51,774	(41,750)
Foreign currency cash flow hedges	663	339	215	513
Comprehensive income (loss)	$57,575	$16,517	$101,116	$10,432

8.	Segment and Geographic Information:

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

The tables below present information about reported segments for the three and nine months ended December 31, 2004 and 2005:
	Three Months		Nine Months
	2004	2005	2004	2005
Net sales:
Passive Components	$180,444	$211,638	$611,912	$613,913
KED Resale	104,722	117,356	315,304	323,297
Connectors	17,067	20,074	50,018	57,603
Total	$302,233	$349,068	$977,234	$994,813

	Three Months		Nine Months
	2004	2005	2004	2005
Operating profit:
Passive Components	$11,599	$27,456	$67,652	$57,143
KED Resale	3,664	10,542	17,323	24,610
Connectors	1,839	2,140	6,235	5,220
Research & development	(2,791)	(2,775)	(8,574)	(7,852)
Corporate administration	(5,996)	(6,913)	(16,569)	(19,406)
Total	$8,315	$30,450	$66,067	$59,715

	March 31, 2005	December 31, 2005
Assets:
Passive Components	$600,509	$498,921
KED Resale	33,163	27,935
Connectors	35,272	31,866
Research & development	7,470	7,045
Cash, A/R and investments in securities	876,532	952,694
Goodwill - Passive components	59,909	59,069
Goodwill - Connectors	10,277	10,277
Corporate administration	66,617	62,341
Total	$1,689,749	$1,650,148

The following geographic data is based upon net sales generated by operations located within particular geographic areas for the three and nine months ended December 31, 2004 and 2005:
	Three Months		Nine Months
	2004	2005	2004	2005
Net sales:
Americas	$88,952	$107,037	$312,752	$310,060
Europe	85,951	73,018	258,906	231,235
Asia	127,330	169,013	405,576	453,518
Total	$302,233	$349,068	$977,234	$994,813
9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2004 and 2005 for the Company’s defined benefit plans:

	Domestic		Foreign
	Three Months		Three Months
	2004	2005	2004	2005
Service cost	$91	$90	$282	$305
Interest cost	404	408	1,302	1,416
Expected return on plan assets	(392)	(409)	(1,122)	(1,160)
Amortization of prior service cost	44	16	15	16
Recognized actuarial loss	-	42	323	313
Net periodic pension cost	$147	$147	$800	$890

	Domestic		Foreign
	Nine Months		Nine Months
	2004	2005	2004	2005
Service cost	$273	$270	$846	$915
Interest cost	1,212	1,224	3,906	4,248
Expected return on plan assets	(1,176)	(1,227)	(3,366)	(3,480)
Amortization of prior service cost	132	48	45	48
Recognized actuarial loss	-	126	969	939
Net periodic pension cost	$441	$441	$2,400	$2,670

The Company made pension contributions of $1,797 to fund its U.S. Plan in the quarter ended September 30, 2005. The Company will not make any further contributions to the U.S. Plan during the 2006 fiscal year. The Company expects to make contributions of approximately $4,050 to the international plans in fiscal 2006, of which, $2,561 has been paid as of December 31, 2005.

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

On February 7, 2006, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2005. The dividend will be paid to stockholders of record on February 17, 2006 and will be disbursed on February 24, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2006, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2005, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the United States Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

The Company does not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005. During the three and nine month periods ended December 31, 2005, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, restructuring costs, income taxes and contingencies.

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

Results of Operations - Three Months Ended December 31, 2005 and 2004

Net income for the quarter ended December 31, 2005 increased $16.8 million to $24.4 million, or diluted earnings per share of $0.14, compared with $7.6 million, or $0.04 diluted earnings per share, in the comparable quarter last year.

$(000's)	Three Months Ended December 31,
	2004	2005
Net Sales	$302,233	$349,068
Cost of Sales	266,894	290,646
Selling, general and administrative expenses	27,024	27,972
Operating Income	$8,315	$30,450
Net Sales

Net sales in the three months ended December 31, 2005 increased $46.9 million, or 15.5%, to $349.1 million compared to $302.2 million in the three months ended December 31, 2004. This increase is primarily attributable to increased customer demand resulting from the increased demand for end user products containing electronic capacitors and connector components and a more favorable mix of value added products.

The table below represents product group revenues for the three-month periods ended December 31, 2004 and December 31, 2005.

$(000's)	Three Months
	2004	2005
Ceramic Components	$56,296	$62,485
Tantalum Components	56,527	68,381
Advanced Components	67,621	80,772
Total Passive Components	180,444	211,638
KDP and KSS Resale	91,591	100,213
KEC Resale	13,131	17,143
Total KED Resale	104,722	117,356
Connectors	17,067	20,074
Total Revenue	$302,233	$349,068

Passive component sales increased $31.2 million, or 17.3%, to $211.6 million in the three months ended December 31, 2005 compared to $180.4 million during the same quarter last year. The sales increase in passive components was due to increased customer demand for end user products containing passive electronic components resulting in an increase in passive component unit volumes of approximately 19.8% when compared to the same three month period last year. KED Resale sales, excluding KEC resale connectors discussed below, increased $8.6 million, or 9.4%, to $100.2 million in the three months ended December 31, 2005 compared to $91.6 million during the same period last year. The increase during the quarter ended December 31, 2005 is attributable to an increase in sales volume due to increased customer demand.

Total Connector sales, including AVX manufactured and KEC resale connectors, increased $7.0 million, or 23.2%, to $37.2 million in the three months ended December 31, 2005 compared to $30.2 million during the same period last year. This increase was primarily attributable to increased volume resulting from increased customer demand and new programs, particularly in the automotive sector.

The Company's sales to independent electronic distributors represented 40.3% of total sales for the three months ended December 31, 2005, compared to 37.4% for the three-month period ended December 31, 2004. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges decreased $1.3 million to $10.3 million, or 6.8% of gross sales to distributors, for the three months ended December 31, 2005 from $11.6 million, or 9.3% of gross sales to distributors, for the three months ended December 31, 2004. This decrease is primarily attributable to a more stable pricing environment due to improved customer demand and the decreased levels of inventory in the supply chain. Applications under such programs for the quarters ended December 31, 2005 and 2004 were approximately $9.5 million and $10.4 million, respectively.

Gross Profit

Gross profit in the three months ended December 31, 2005 increased to 16.7% of sales, or $23.1 million, to $58.4 million compared to 11.7% of sales, or $35.3 million, in the three months ended December 31, 2004. This increase is due to higher sales volumes and a product mix reflecting the Company’s marketing focus on higher margin value added products in addition to an improved cost structure as the Company continues to move production to lower cost facilities and reduce operating costs. Depreciation expense was lower by $5.0 million as a result of lower capital spending during the past several years. In addition, during the quarter ended December 31, 2005, costs were favorably impacted by $9.6 million due to exchange as the U.S. dollar strengthened against certain foreign currencies when compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2005 were $28.0 million, or 8.0% of net sales, compared to $27.0 million, or 8.9% of net sales, in the three months ended December 31, 2004.

Income from Operations

As a result of the above factors, the Company’s reported income from operations increased $22.2 million to $30.5 million for the three months ended December 31, 2005 compared to $8.3 million for the three months ended December 31, 2004.

Other Income

Other income increased $2.1 million to $5.9 million in the three months ended December 31, 2005 compared to $3.8 million in the same period last year. This increase is primarily due to higher interest income due to increased investment rates on higher cash and investment balances.

Income Taxes

The Company's effective tax rate for the period ended December 31, 2005 was 32.8% compared to 36.9% for the same period last year. This decrease in rate is primarily attributable to a shift in income to lower tax rate jurisdictions.

Net Income

Net income for the three-month period ended December 31, 2005 increased $16.8 million to $24.4 million compared to net income of $7.6 million for the three-month period ended December 31, 2004. The increase in net income was a result of the factors set forth above.

Results of Operations - Nine Months Ended December 31, 2005 and 2004

Net income for the nine months ended December 31, 2005 improved $2.6 million to $51.7 million, or diluted earnings per share of $0.30, compared with $49.1 million and $0.28 diluted earnings per share in the comparable nine-month period last year.

$(000's)	Nine Months Ended December 31,
	2004	2005
Net Sales	$977,234	$994,813
Cost of Sales	832,805	853,482
Selling, general and administrative expenses	78,362	81,616
Operating Income	$66,067	$59,715

Net Sales

Net sales in the nine months ended December 31, 2005 increased $17.6 million, or 1.8%, to $994.8 million compared to $977.2 million in the nine months ended December 31, 2004 primarily as a result of increased customer demand and a favorable mix of value added product. During the latter part of the fiscal year ended March 31, 2005, demand decreased as many customers reduced their inventory levels as distributors and manufacturers utilized existing supply chain inventories to meet their needs. The lower supply chain inventories and increased demand, primarily during the most recent quarter, have resulted in increased sales in the nine month period ended December 31, 2005.

The table below represents product group revenues for the nine-month periods ended December 31, 2004 and December 31, 2005.

$(000's)	Nine Months
	2004	2005
Ceramic Components	$194,965	$172,984
Tantalum Components	201,740	202,093
Advanced Components	215,207	238,836
Total Passive Components	611,912	613,913
KDP and KSS Resale	268,683	276,378
KEC Resale	46,621	46,919
Total KED Resale	315,304	323,297
Connectors	50,018	57,603
Total Revenue	$977,234	$994,813

Passive component sales increased slightly to $613.9 million in the nine months ended December 31, 2005 from $611.9 million during the same period last year. The sales increase in passive components was due to increased customer demand resulting from improved end user demand for products containing passive electronic components. The Company saw continued moderate pricing pressure during the first six months of the nine month period ended December 31, 2005 on commodity related products resulting from the industry's production capacity exceeding demand during this period. Prices remained stable during the most recent quarter.

Total Connector sales, including AVX manufactured and KEC resale connectors, increased $7.9 million, or 8.2%, to $104.5 million in the nine months ended December 31, 2005 compared to $96.6 million during the same period last year. This increase was primarily attributable to increased volume due to increased customer demand and new programs, particularly in the automotive sector.

The Company's sales to independent electronic distributors represented 39.2% of total sales for the nine-month period ended December 31, 2005, compared to 39.1% for the nine-month period ended December 31, 2004. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $30.8 million, or 7.3% of gross sales to distributors, for the nine months ended December 31, 2005 and $31.8 million, or 7.7% of gross sales to distributors, for the nine months ended December 31, 2004. Applications under such programs for the nine-month periods ended December 31, 2005 and 2004 were approximately $30.8 million and $30.8 million, respectively.

Geographically, compared to the same period last year, sales declined 0.9% in the Americas and 10.7% in Europe, offset by an increase of 11.8% in Asia reflecting increased customer production and demand in the Asian region. Sales to Asia represent 45.6% of total sales compared to 31.2% for the Americas and 23.2% for Europe during the nine month period ended December 31, 2005. In addition, the strengthening of the U.S. dollar against certain foreign currencies negatively impacted sales by $3.2 million during the nine-month period ended December 31, 2005 when compared to the same period last year.

Gross Profit

Gross profit in the nine months ended December 31, 2005 decreased $3.1 million to $141.3 million compared to $144.4 million in the nine months ended December 31, 2004. This decrease was due to lower margins resulting from lower overall selling prices during the first half of the current fiscal year partially offset by improved margins during the most recent quarter due to higher volumes and a favorable mix of product sold. Depreciation expense was $7.5 million lower in the nine month period ended December 31, 2005 when compared to the same period last year due to lower capital spending in recent years. In addition, the strengthening of the U.S. dollar against certain foreign currencies favorably impacted cost of sales by $3.6 million during the nine-month period ended December 31, 2005 when compared to the same period last year.
Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended December 31, 2005 increased $3.2 million to $81.6 million, or 8.2% of net sales, compared with $78.4 million, or 8.0% of net sales, in the nine months ended December 31, 2004. The increase was primarily related to the timing of costs for compliance with the Sarbanes - Oxley Act of 2002, partially offset by lower selling expenses.

As a result of the above factors, the Company reported income from operations of $59.7 million in the nine months ended December 31, 2005 compared to $66.1 million in the nine months ended December 31, 2004.

Other Income

Other income increased $4.9 million to $16.8 million in the nine months ended December 31, 2005 compared to $11.9 million in the same period last year. This increase is primarily due to higher interest income due to increased investment rates on higher cash and investment balances. This increase was partially offset by higher interest expense resulting from an interest assessment on the settlement of certain tax exposures related to prior years. Additionally, other income for the period ended December 31, 2004 includes gains on the sales of previously closed facilities in Taiwan and Mexico totaling $3.1 million.

Income Taxes

The Company's effective tax rate for the nine-month period ended December 31, 2005 was 32.5% compared to 37.0% for the same period last year. The decrease in rate is primarily attributable to a lower estimated annual effective tax rate due to a shift in income to lower tax rate jurisdictions. In addition, during the nine month period ended December 31, 2005, the Company recorded a non-cash income tax benefit of $1.9 million for the favorable settlement of certain income tax exposures related to prior years.

Net Income

Net income for the nine-month period ended December 31, 2005 was $51.7 million compared to net income of $49.1 million for the nine-month period ended December 31, 2004. The decrease in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. The continued uncertainty in the global economy and end-market demand makes it difficult to predict near-term events. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect, in the near-term, a stable environment for average selling prices and a continuing marketing focus on products with higher margin potential. Additionally, the Company continues to move production to lower cost regions and implement other measures to reduce operating costs and rationalize our product offerings. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations. Accordingly, the Company could record restructuring charges in the future resulting from global workforce reductions and facility reorganizations as the Company continues to take strategic actions in response to changes in current or future business conditions.
Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced and connector product lines due to advances in component design and program applications.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of December 31, 2005, the Company had a current ratio of 6.6 to 1, $773.1 million of cash, cash equivalents and short-term and long-term investments in securities, $1.4 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $111.5 million in the nine months ended December 31, 2005 compared to $19.9 million of cash provided by operating activities in the nine months ended December 31, 2004. The increase in cash flow from operating activities compared to the same period last year was primarily a result of lower inventories partially offset by higher accounts receivable during the nine months ended December 31, 2005.

Purchases of property and equipment were $26.9 million in the nine-month period ended December 31, 2005 compared to $37.5 million in the nine-month period ended December 31, 2004. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $30 million to $35 million in fiscal 2006. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The Company repurchased for treasury stock, 435,000 shares at a cost of $5.9 million and 1,070,000 shares at a cost of $13.1 million during the three and nine months periods ended December 31, 2005, respectively.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2005, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of December 31, 2005, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2005, we did not have any of these delivery contracts outstanding.
The Company’s long-term supply agreement for the purchase of tantalum powder and wire expired in December 2005. However, due to order and delivery timing, the Company has remaining purchase commitments at December 31, 2005 of $11.9 million.

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of December 31, 2005, its reserves of approximately $2.3 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Restructuring

The Company recorded $26.9 million of restructuring charges in fiscal year 2004. Included in these charges were $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4.3 million related primarily to asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component segment. As of December 31, 2005, all of the related positions have been eliminated and $16.2 million of the severance costs has been paid. As of December 31, 2005, the remaining workforce reduction accrual of $ 0.6 million and facility closure costs of approximately $ 0.8 million are expected to be paid within the next twenty-four months.

Activity related to restructuring charges is as follows:
		Facility
$(000's)	Workforce	Closure
	Reductions	Costs	Total
Balance at March 31, 2005	$1,094	$1,192	$2,286
Utilized	(305)	(190)	(495)
Balance at June 30, 2005	789	1,002	1,791
Utilized	(103)	(102)	(205)
Balance at September 30, 2005	686	900	1,586
Utilized	(85)	(128)	(213)
Balance at December 31, 2005	$601	$772	$1,373
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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005.  The Company will adopt SFAS 123R effective April 1, 2006 and is currently evaluating the impact of SFAS 123R on its financial statements and results of operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale product from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover our exchange risk on purchases, operating expenses and sales. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented.

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

As required by Rule 13a-15(b) under the Exchange Act, AVX's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the Company’s internal controls over financial reporting, noting that there were three deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The following table provides information regarding purchases by AVX during the three months ended December 31, 2005 of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
10/1/05 - 10/31/05	45,000	$ 11.96	45,000	6,718,800
11/1/05 - 11/30/05	240,000	13.24	240,000	6,478,800
12/1/05 - 12/31/05	150,000	14.38	150,000	6,328,800
Total	435,000	$ 13.50	435,000

(1)
On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

(2)
On October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2006.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2006.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary