Form 10-K
period 2006-03-31
AVX CORP
filed 2006-05-30
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [X] No [  ]

Indicate by check mark if the registrant is not requited to file reports pursuant to section 13 or Section 15(d) of the Securities Act).
Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Based on the closing sales price of $12.74 on September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $649,057,964.

As of May 12, 2006, there were 172,350,163 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of March 31, 2006, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	3
Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . .	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .	35
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Part III

Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Part IV

Item 15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .	40
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		42
'
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2007, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors”, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I
Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder who owns approximately 71% of our outstanding common stock. We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

The Company is organized by product line with five main product groups. The Company's reportable segments are based on the types of products from which the Company generates revenues. The Company has three reportable segments: Passive Components, Kyocera Electronic Devices ("KED") Resale and Connectors. The operating segments of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment. Segment revenue and profit information is presented in Note 15 to the Consolidated Financial Statements. The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors. The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX. The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX. In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate research and development group.

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors, or electronic manufacturing service providers, or EMSs. We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands. We coordinate our sales, marketing and manufacturing organizations by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership.  We have five principal research and development locations in the United States, Northern Ireland, England, France and Israel. In addition, we have developed numerous new products during fiscal 2006. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represent a material portion of our revenues. Our scientists are working to develop product solutions to the challenges facing our customers. Our engineers are continually improving our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

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

  Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $123 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices. In order to continually reduce the cost of production, our strategy has included the transfer and expansion of manufacturing operations to countries such as China, El Salvador, Malaysia and the Czech Republic. In addition, over the past several years, we have closed or consolidated several manufacturing facilities and reduced headcount, particularly in high-labor cost countries as part of its emphasis on cost reduction.
Globally Coordinating our Marketing and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely and worldwide basis to our multinational customers. We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products. Our 20 manufacturing facilities are located in 12 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements. Additionally, we assign global customer account executives to cover each of our major multi-national customers.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs. Passive components include capacitors, resistors and varistors. Passive components do not require power to operate. These components adjust and regulate voltage and current, store energy and filter frequencies. Sales of Passive Components represented approximately 62% of our net sales in fiscal 2006. KDP and KSS Resale, represented approximately 28%, and Connectors, including KEC Resale Connectors, represented approximately 10% of our net sales in fiscal 2006. The table below presents revenues for fiscal 2004, 2005 and 2006 by product group. Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 15 to our consolidated financial statements elsewhere herein.

	Years Ended March 31,
Sales Revenue (in thousands)	2004	2005	2006
Ceramic Components	$263,835	$249,381	$236,283
Tantalum Components	288,021	262,525	269,198
Advanced Components	249,249	287,043	321,781
Total Passive Components	801,105	798,949	827,262
KDP and KSS Resale	216,867	358,120	367,270
KEC Resale Connectors	66,168	59,314	60,269
Total KED Resale	283,035	417,434	427,539
Connectors	52,437	66,819	78,407
Total Revenue	$1,136,577	$1,283,202	$1,333,208

  Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of passive components is reflected in our investment in facilities and equipment used to manufacture passive components during the past three fiscal years of approximately $123 million. We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. Our family of passive components also includes film capacitors, high-energy/voltage power capacitors, varistors and non-linear resistors. These products further enhance our product offerings. The net sales of these products accounted for approximately 61% of our passive component net sales in fiscal 2006.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture special products to meet the specifications of particular applications. The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Our advanced products division presently has significant ongoing projects with a variety of key customers. Sales of advanced products accounted for approximately 39% of passive component net sales in fiscal 2006.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan. Our distribution and sale of certain Kyocera products further broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs. The Kyocera KDP and KSS electronic components we sell include ceramic capacitors, RF modules, crystal oscillators, SAW devices, resistive products, actuators, and acoustic devices. Resale product sales include connectors manufactured by Kyocera.

On April 2, 2004, the Company completed its acquisition of certain sales and marketing subsidiaries from Kinseki Ltd. of Japan (“KSS”), a wholly owned subsidiary of Kyocera. Since that time, we distribute crystal components previously sold by KSS in the Americas, Europe and parts of Asia. Sales of these products in these regions were approximately $96 million for the fiscal year ended March 31, 2006 and $116 million for the fiscal year ended March 31, 2005.

Connectors

We also manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. We produce fine pitch, or small centerline, connectors, many of which have been selected by leading manufacturers for applications in cellular phones, pagers, printers and notebook computers. We have also developed a value-added business in flat ribbon cable assembly and in back panel and card edge assemblies. Approximately 43% of combined manufactured and resale connector net sales in fiscal 2006 consisted of connectors manufactured by Kyocera.

Marketing, Sales and Distribution

We place a high priority on solving customers' electronic component design challenges and responding to their needs. To better serve our customers we frequently form teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements. Costs related to these activities are included in cost of sales and expensed as incurred.

Approximately 32%, 23% and 45% of our net sales for fiscal 2006 were to customers in the Americas, Europe and Asia, respectively. Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein. A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein. Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors. We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers. Our products are sold directly to OEMs, EMSs and through manufacturing representatives and distributors. Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products. No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2004, 2005 and 2006.  Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC), European Space Agency (ESA) and under certain foreign military specifications.

  The sales terms under non-exclusive agreements with independent electronic component distributor customers may vary by distributor, and by geographic region. In the United States, Europe and Asia, such agreements may include stock rotation programs. Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales. In the United States and Europe such agreements may include price concessions. Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributor customers have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products, it is not probable that we will provide such price concessions.

Our agreements with independent electronic component distributor customers generally also require that the Company repurchase qualified inventory from the distributor in the event that the Company terminates the distributor agreement or discontinues a product offering. In the United States, the Company may also utilize a ship-from-stock and debit program (“ship and debit”) under which pricing adjustments may be granted by the Company to assist distributors in meeting competitive prices in the marketplace on sales to their end customers.

  We had a backlog of orders of approximately $190 million at March 31, 2004, $155 million at March 31, 2005 and $194 million at March 31, 2006. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer provided forecasts of product usage are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, order patterns and product delivery lead times in the industry. The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

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

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development and engineering expenditures were approximately $39 million, $37 million and $31 million during fiscal 2004, 2005 and 2006, respectively. The level of such spending can fluctuate as new products are transferred to full scale production.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business. For discussion regarding our license arrangement with Kyocera, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Relationship with Kyocera and Related Transactions."

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

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver and copper used in our manufacturing processes. In general, increases in the cost of raw materials may be offset by price increases, productivity improvement and cost savings programs, but that is not always the case.

We are a major consumer of the world’s annual production of tantalum. Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment and variations in the market. The average market price for our tantalum powder and wire raw materials was approximately $180 per pound at March 31, 2006. The tantalum required to manufacture our products has generally been available in sufficient quantity. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. The limited number of tantalum material suppliers has led to higher prices during periods of increased demand.

    As a result of the cost of tantalum materials under a now expired, long-term supply contract and the decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87.7 million to cost of sales for the write-down of our then current tantalum materials and future material purchase commitments in fiscal 2004. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43.0 million and $5.2 million for raw materials and work in process, respectively. Also, as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39.4 million, all of which have been utilized as of March 31, 2006. The long-term contract expired in December 2005 and we have no remaining purchase commitments related to this agreement. See “Legal Proceedings” for information concerning certain litigation related to this expired agreement.

The fiscal 2004 tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments were contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Downward price adjustments were recorded as reductions in the costs of the related inventory when subsequently received. Additionally, gross profit was impacted in the period in which the inventory write-down occurred and in future periods as we used materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, we cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

We also use other metals, such as palladium, platinum, silver and copper in the manufacture of various products and the price of such metals also fluctuates from time to time and can impact our reported results.

Competition

We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price. We believe we are competitive on the basis of each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source. Our major competitors for passive electronic components are Murata Manufacturing Company Ltd,   American Technical Ceramics (ATC), TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd. and Vishay Intertechnology, Inc. Our major competitors for certain electronic connector products are Tyco Incorporated, Molex Incorporated and Erni Components Group. There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2006, we employed approximately 12,100 full-time employees. Approximately 2,000 of these employees are employed in the United States. Of the employees located in the United States, approximately 1,000 are covered by collective-bargaining arrangements. In addition, some foreign employees are members of trade and government-affiliated unions. Our relationship with our employees is generally good. However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. These regulations include limitations on discharges into air and water; remediation requirements; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment and disposal restrictions. If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs or to incur expenses to comply with environmental regulations. Any failure to control the use, disposal or storage, or adequately restrict the discharge of hazardous substances could subject us to future liabilities and could have a material adverse effect on our business. Based on our periodic reviews of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations and that the cost of continuing compliance will not have a material effect on our financial condition or results of operations.

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with seven sites at which remediation is required. Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At two of the seven sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation. We have paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities. As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. While no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Management believes that its reserves for current environmental activities of approximately $2.2 million at March 31, 2006 are adequate. Actual costs may vary from these estimated reserves.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports from our website, go to “Corporate Information”, then “Investor Relations”, then “Financial Reports”, then click the “SEC Filings” link at the bottom of the page.

The following corporate governance related documents are also available on our website:

•	Code of Business Conduct and Ethics
•	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Contact the Board - Whistleblower and Ethics Hotline procedures

To review these documents, go to our website, click on “Corporate Information”, then “Corporate Governance”.

Copies of our Form 10-K for the fiscal year ended March 31, 2006 (including the exhibits thereto) and of any of the other above filings or documents are available, without charge, at the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

NYSE Certifications

Our common stock is listed on the New York Stock Exchange. In accordance with New York Stock Exchange rules, on August 9, 2005 we filed the annual certification by our Chief Executive Officer that, as of the date of the certifications we were in compliance with the NYSE listing standards. In our fiscal year ended March 31, 2006, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are filed as exhibits to this Form 10-K.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws. The following table provides certain information regarding the executive officers of the Company as of March 31, 2006:

Name	Age	Position
John S. Gilbertson	62	Chief Executive Officer and President
C. Marshall Jackson	57	Executive Vice President of Sales and Marketing
Carl L. Eggerding	56	Vice President, Chief Technology Officer
Kurt P. Cummings	50	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	50	Vice President of Sales and Marketing -Asia
Keith Thomas	52	Vice President, President of Kyocera Electronic Devices
Peter Collis	54	Vice President of Tantalum Products
Peter Venuto	53	Vice President of North American and European Sales
John Sarvis	56	Vice President of Ceramic Products
John Lawing	55	Vice President of Advanced Products

John S. Gilbertson

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

C. Marshall Jackson

Executive Vice President of Sales and Marketing since 2000. Senior Vice President of Sales and Marketing from 1994 to 2000. Vice President of Sales and Marketing from 1990 to 1994. Various sales, marketing and operational positions with the Company since 1969.

Carl L. Eggerding

Vice President, Chief Technology Officer since 2000. Vice President of Technology from 1997 to 2000. Employed by the Company since 1996. Prior to 1996, employed by IBM as Director of Development for Organic Packaging Technology.

Kurt P. Cummings

Vice President, Chief Financial Officer, and Treasurer since 2000. Secretary since 1997. Corporate Controller from 1992 to 2000. Prior to 1992, Partner with Deloitte & Touche LLP.

S. M. Chan

Vice President of Sales and Marketing - Asia since 1994. Director of Marketing from 1992 until 1994. Employed by the Company since 1990.

Keith Thomas

Vice President since 2001. President of Kyocera Electronic Devices since 2004. Vice President of Kyocera Developed Products from 2001 to 2004. Divisional Vice President of Kyocera Developed Products from 1992 until 2001. Employed by the Company since 1980.

Peter Collis

Vice President of Tantalum Products since 2001. Plant Manager of Paignton facility from 1998 to 2001. Engineering Manager from 1997 to 1998. Plant Manager of Lanskroun facility from 1996 to 1997. Employed by the Company since 1968.

Peter Venuto

Vice President of North American and European Sales since 2004. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 until 2000. Director of Strategic Accounts from 1990 until 1997. Director of Business Development from 1987 until 1989. Employed by the Company since 1987.

John Sarvis

Vice President of Ceramic Products since 2005. Divisional Vice President - Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

John Lawing

Vice President of Advanced Products since 2005. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 2002, held positions in Engineering, Technical, Operational and Plant management.  Employed by the Company since 1981.

Item 1A.	Risk Factors

From time to time, information provided by us, including, but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those anticipated.

  Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in “Managements Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

We operate in a cyclical business

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, our unit costs and our profitability. Most of our customers are in cyclical industries. Their requirements for passive components fluctuate significantly as a result of changes in general economic conditions and other factors. During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, as has happened in the past, they tend to decrease rapidly, or even cancel, orders for our products while they use up accumulated stocks. Business cycles vary somewhat in different geographical regions and customer industries. Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials and shipping needs. We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

Our global growth is subject to economic risk

If the anticipated growth in the global economy and in the electronics industry is weaker or shorter than expected, demand in the electronic component industry may decline again, which could lead to increased sales price erosion and adversely affect our results of operations. After a prolonged downturn in the global economy in general, and the passive electronic component industry in particular, we experienced a global upturn during the first half of fiscal year 2005, accompanied by a generally positive trend in demand for passive electronic components from all industries and regions. However, this recovery slowed down quickly in the second half of that fiscal year. During periods of economic downturn, we tend to suffer from declining demand in the passive electronic component industry, which causes a drop in our average sales prices, resulting in a reduction in our gross margins and operating profits. Future growth of the global economy and the demand of the electronic component industry remain uncertain. Accordingly, it is difficult for us to predict our future sales, which could make it difficult to manage our operations.

We must consistently reduce our total costs to combat downward price trends

To combat the impact of potential downward price trends we must consistently reduce the total costs of our products. Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle. To remain competitive, we must achieve continuous cost reductions through process and material improvements. We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management. As a result of our efforts to streamline manufacturing and logistics operations in response to the needs of the electronic components market, we have incurred restructuring costs in the past and may incur additional restructuring costs in the future.

We encounter competition in substantially all areas of our business

We compete primarily on the basis of engineering, product quality, price, customer service, and delivery time. Competitors include large, diversified companies, some of which have substantial assets and financial resources, as well as medium to small companies. There can be no assurance that additional competitors will not enter into our existing markets, nor can there be any assurance that we will be able to compete successfully against existing or new competition.

We must continue to develop innovative products

Most of the fundamental technologies used in the passive components industry have been available for a long time. The market is nonetheless typified by rapid changes in product designs and technological advantages allowing for better performance and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. Successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products. To combat downward selling price pressure for our products and to meet market requirements, we must continue to develop innovative products and production techniques. Sustaining and improving our profitability depends a great deal on our ability to develop new products quickly and successfully to customer specifications. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. We have traditionally combated downward pricing trends in part by offering products with new technologies or applications that offer our customers advantages over older products. We also seek to maintain profitability by developing products to our customers’ specifications that are not readily available from competitors. Developing and marketing these products requires start-up costs that may not be recouped if those new products or production techniques are not successful. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

Our operating results are sensitive to raw material availability, quality and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers or may be subject to significant fluctuations in market prices. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum, platinum, silver, copper and palladium, raw materials that we use in the manufacture of our products, are subject to fluctuation and have increased significantly over the past year. Our inability to recover costs through increased prices could have a material adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials. Depending on the extent of the difference between market price and our carrying cost, the write-down could have a material adverse effect on our results of operations.

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing tantalum, platinum, silver, copper and palladium, they have historically resulted in higher raw material costs for us. There can be no assurance that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products.

Our sales to distribution sales channel customers fluctuate

Selling products to our customers in the electronic distribution sales channel has associated risks, including, without limitation, that sales can be negatively impacted on a short-term basis as a result of changes in distributor inventory levels; these changes may be unrelated to the purchasing trends by the end customer. In the past, we have gone through cycles of inventory correction as distributors increase or decrease their supply chain inventories based upon their anticipated market needs and economic conditions.

Our backlog is subject to customer cancellation

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion order components from multiple sources to ensure timely delivery when delivery lead times are particularly long. They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Changes in general economic conditions and other factors beyond our control may adversely impact our business

The following factors could adversely impact our business:

•	A global economic slowdown in any one, or all, of our markets.

•	The effects of significant changes in monetary and fiscal policies in the U.S. and abroad including significant currency fluctuations and unforeseen inflationary pressures.

•	Rapid material escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including but not limited to armed conflict and trade wars, that could impact our, or our customers’, production capabilities.

•
Unforeseen interruptions to our business with our significant customers and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, environmental disruptions or inventory excesses.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. Our plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of our facilities are in regular use. We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment. Our capital expenditures for plant and equipment were $33.7 million in fiscal 2004, $48.3 million in fiscal 2005 and $41.3 million in fiscal 2006.

We believe that our facilities are suitable and adequate for the business conduct therein and are being appropriately utilized for their intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	559,098	Owned	Manufacturing/Research/ Headquarters — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Conway, SC	70,408	Owned	Manufacturing/Office — PC — CP
Biddeford, ME	72,000	Owned	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC
Atlanta, GA	49,200	Leased	Office/Warehouse — PC — CP
Olean, NY	110,200	Owned	Manufacturing — PC
Raleigh, NC	206,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC

OUTSIDE THE UNITED STATES
Saint-Apollinaire, France	321,496	Leased	Manufacturing/Research — PC
Betzdorf, Germany	101,671	Owned	Manufacturing — CP
Juarez, Mexico	84,000	Owned	Manufacturing — PC — CP
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Hong Kong	30,257	Owned	Warehouse/Office — PC — CP
Jerusalem, Israel	93,531	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	215,732	Leased	Manufacturing/Warehouse — PC
Lanskroun, Czech Republic	305,976	Owned	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	224,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	59,600	Leased	Warehouse — PC
Manaus, Brazil	78,500	Owned	Manufacturing — PC
Newmarket, England	52,000	Leased	Manufacturing — CP
Paignton, England	128,000	Owned	Manufacturing/Research — PC
Penang, Malaysia	161,427	Owned	Manufacturing — PC
San Salvador, El Salvador	306,086	Owned	Manufacturing — PC
Singapore	26,243	Leased	Warehouse/Office — PC — CP
Tianjin, China	507,410	Owned	Manufacturing — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world. In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

AVX filed a complaint on July 29, 2002, against Cabot Corporation (“Cabot”) in U.S. District Court for the District of Massachusetts (the “Federal Court”) with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the “State Court”) on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserted that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX also filed claims for breach of the long-term contract because of defective product and delayed deliveries. Pursuant to the action, AVX sought injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the State Court judge dismissed the portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. That portion of the case is currently up on appeal to the Massachusetts Appeals Court. Argument in that appeal is expected in the next few months. The balance of AVX’s case against Cabot was voluntarily dismissed by the parties pending the outcome of the appeal, at which point AVX will determine whether or not to press those remaining claims.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. That case is currently pending.

On September 6, 2005, AVX filed an action against Cabot in Massachusetts Superior Court which arises out of allegations that Cabot breached certain pricing provisions of the now expired contract between AVX and Cabot (which contract is itself the subject of the litigation described above). In essence, AVX alleges that Cabot has failed to abide by a “most favored nations” clause and that it is entitled to additional rebates from Cabot. The case is currently pending.

We are involved in disputes, warranty and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable
PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX". At May 1, 2006, there were approximately 522 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2006. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared Per Share
	2005		2006
	High	Low	High	Low	2005	2006
First Quarter	$17.39	$13.81	$12.45	$10.55	$0.0375	$0.0375
Second Quarter	14.37	11.13	13.97	12.10	0.0375	0.0375
Third Quarter	13.28	11.11	14.80	11.27	0.0375	0.0375
Fourth Quarter	12.95	11.30	17.83	14.26	0.0375	0.0375

The following table provides information regarding purchases by AVX, during the fourth quarter ended March 31, 2006, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1) (2)
1/1/06 - 1/31/06	—	$ —	—	6,328,800
2/1/06 - 2/28/06	170,000	15.92	170,000	6,158,800
3/1/06 - 3/31/06	—	—	—	6,158,800
Total	170,000	$ 15.92	170,000	6,158,800

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

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2006. The selected consolidated financial data for the five fiscal years ended March 31, 2006 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2002	2003	2004	2005	2006
Operating Results Data:
Net sales	$1,249,980	$1,134,111	$1,136,577	$1,283,202	$1,333,208
Cost of sales	1,124,252	1,067,939	1,078,891	1,105,164	1,125,917
Materials charge	22,410	—	87,720	—	—
Gross profit (loss)	103,318	66,172	(30,034)	178,038	207,291
Selling, general and administrative expenses	103,741	92,041	85,528	107,429	111,110
Restructuring charges	24,646	—	27,213	—	—
Profit (loss) from operations	(25,069)	(25,869)	(142,775)	70,609	96,181
Interest income	18,114	17,337	11,495	12,739	22,999
Interest expense	(1,851)	(1,255)	(391)	(376)	(1,454)
Other, net	1,800	(651)	—	5,072	1,894
Income (loss) before income taxes	(7,006)	(10,438)	(131,671)	88,044	119,620
Provision (benefit) for income taxes	226	2,000	(24,065)	32,312	37,868
Net income (loss)	$(7,232)	$(12,438)	$(107,606)	$55,732	$81,752
Income (loss) per share:
Basic	$(0.04)	$(0.07)	$(0.62)	$0.32	$0.47
Diluted	$(0.04)	$(0.07)	$(0.62)	$0.32	$0.47
Weighted average common shares outstanding:
Basic	174,684	174,325	173,634	173,450	172,532
Diluted	174,684	174,325	173,634	173,906	173,053
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

As of March 31,	2002	2003	2004	2005	2006
Balance Sheet Data:
Working capital	$956,191	$892,400	$887,089	$921,564	$1,032,742
Total assets	1,691,599	1,700,513	1,667,877	1,689,749	1,675,208
Stockholders' equity	1,476,035	1,463,156	1,386,544	1,439,251	1,448,109

Years Ended March 31,	2002	2003	2004	2005	2006
Other Data:
Capital expenditures	$75,445	$38,254	$33,712	$48,324	$41,328
Research, development & engineering expenses	42,678	43,504	38,630	36,699	30,904

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronics components and interconnected products. The Company has five main product groups: Ceramic, Tantalum, Advanced, Connectors and Kyocera Electronic Devices. These product lines are organized into three reportable segments: Passive Components, Connectors and KED Resale.

The Company and our industry have gone through a very difficult cycle over the past five years. During fiscal 2006, we have seen improving trends throughout the industry. We believe that the demand for our products has caught up with the current capacity in our industry resulting in a more stable pricing environment and improving market conditions. In fiscal 2006, we experienced our highest revenues and earnings since the end of the “tech bubble” in fiscal 2001. Consolidated revenues for the fiscal year ended March 31, 2006 were $1,333.2 million with net income of $81.8 million compared to consolidated revenues of $1,283.2 million with net income of $55.7 million for the fiscal year ended March 31, 2005. During fiscal 2005, we saw strong financial results in the first half of the year during an economic upturn followed by a decline during the second half of the year as distributors and manufacturers utilization of existing inventories in the supply chain contributed to pricing pressure and declining results.

In fiscal 2006, we generated operating cash flow of $160.4 million. We use cash generated from operations to fund capital expenditures, repurchase shares of our common stock and pay dividends. We have $799.3 million of cash, cash equivalents and securities investments and no debt as of March 31, 2006.

We continue to invest in new products and improvements to the production processes and are committed to investing in research, development and engineering in order to provide our customers with a new generation of passive component and connector product solutions. We are currently producing more sophisticated electronic component parts resulting from an increase in functionality of the devices that are manufactured by our customers. As a result, we have increased our focus on value added advanced products necessary to meet the demands of the increasingly sophisticated end-user products. We are also focused on controlling costs. We do this by investing in modern manufacturing technologies, controlling purchases and expanding into lower cost labor areas. We believe that this philosophy will enable us to capitalize on the improved market conditions and provide continuing shareholder value.

Outlook

Near-Term:

As noted above, the electronic component industry has shown continuous improvement during the fiscal year following the slow-down during the second half of fiscal year 2005. This improvement resulted in our highest revenue and net income since the end of the tech bubble in fiscal 2001. We believe that the overall market will continue to grow during fiscal 2007. Our near-term results will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, medical and other electronic markets. We expect a stable pricing environment as we believe that demand for our products has caught up with capacity. Additionally, during fiscal 2006 we saw benefits from restructuring programs, manufacturing realignments to lower cost areas and other cost reduction programs initiated in recent years that will continue to benefit us into the future. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

  Long-Term:

We continue to be optimistic that opportunities of long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced product line due to advances in component design and more sophisticated end-user requirements.

Results of Operations

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Net sales for the fiscal year ended March 31, 2006 increased $50.0 million, or 3.9%, to $1,333.2 million compared to $1,283.2 million for the fiscal year ended March 31, 2005.

The table below represents product group revenues for the fiscal years ended March 31, 2004, 2005 and 2006.

	Years Ended March 31,
Sales Revenue (in thousands)	2004	2005	2006
Ceramic Components	$263,835	$249,381	$236,283
Tantalum Components	288,021	262,525	269,198
Advanced Components	249,249	287,043	321,781
Total Passive Components	801,105	798,949	827,262
KDP and KSS Resale	216,867	358,120	367,270
KEC Resale Connectors	66,168	59,314	60,269
Total KED Resale	283,035	417,434	427,539
Connectors	52,437	66,819	78,407
Total Revenue	$1,136,577	$1,283,202	$1,333,208

With the increased use and functionality of today’s electronic devices, the demand for electronic components continues to increase. This demand in conjunction with favorable economic conditions resulted in improved sales for all of our product groups. Compared to the prior year, Passive components sales increased $28.3 million, or 3.5%, to $827.3 million, KDP and KSS Resale sales increased $9.2 million, or 2.6%, to $367.3 million and total Connector sales, including KEC Resale connectors, increased $12.5 million, or 9.9%, to $138.7 million.

  The sales increase in Passive Components was primarily due to improved end-user demand for products containing passive electronic components and lower inventory levels in the supply chain. Electronic devices are increasing in both quantity and in the number of internal passive electronic components necessary to meet the demands of these smaller and more sophisticated products. Passive component volumes increased approximately 5.8% compared to the prior year reflecting the increased demand and improved economic conditions during fiscal year 2006. The Company saw continued moderate pricing pressure during the first half of the year on commodity related products resulting from the industry's production capacity exceeding demand during this period. Prices stabilized during the second half of the year due to increased demand and increased industry capacity utilization. Advanced component sales include 26.2% and 29.0% of tantalum advanced component sales and 73.8% and 71.0% of ceramic advanced component sales during the fiscal years ended March 31, 2005 and 2006, respectively.

  KDP and KSS Resale sales increased $9.2 million, or 2.6%, to $367.3 million for the fiscal year ended March 31, 2006 compared to sales of $358.1 million for the prior year. The increase is attributable to a 40.3% increase in sales volume resulting from increased customer demand partially offset by lower average selling prices resulting primarily from changes in product mix when compared to the prior year.

Connector sales, including KEC Resale connectors, increased $12.5 million, or 9.9%, to $138.7 million compared to $126.1 million in the prior year. This increase was primarily attributable to a 10.8% increase in volume due to increased customer demand and new programs, particularly in the automotive sector.

  Our sales to independent electronic component distributor customers represented 39.8% of total sales for the fiscal year ended March 31, 2006, compared to 38.6% for the fiscal year ended March 31, 2005. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $37.5 million, or 6.6% of gross sales to distributors, for the fiscal year ended March 31, 2006 compared to charges of $46.2 million, or 8.5% of gross sales to distributors, for the fiscal year ended March 31, 2005. This decrease is a result of a more stable pricing environment and lower distributor inventory levels during fiscal 2006 resulting in fewer requirements for ship and debit and stock rotation. We had remaining allowances for ship and debit and stock rotation of $14.3 million and $18.1 million at March 31, 2006 and 2005, respectively.

  Geographically, compared to the same period last year, sales increased 13.0% in Asia and 4.0% in the Americas, partially offset by a decrease of 10.2% in Europe reflecting increased customer production and demand in the Asian region. In addition, the strengthening of the U.S. dollar against certain foreign currencies negatively impacted sales by $7.4 million during the fiscal year, when compared to the same period last year. Unit sales volumes increased by 36.3% in Asia and 7.8% in the Americas and Europe was down slightly compared to the same period last year, reflecting the continued shift of customer production and increasing end user demand to the Asian region.

Gross profit for the fiscal year ended March 31, 2006 increased to 15.5% of sales, or $29.3 million, to $207.3 million compared to 13.9% of sales, or $178.0 million, in the fiscal year ended March 31, 2005. This increase is due to higher sales volumes and a product mix reflecting the Company’s marketing focus on higher margin value added products in addition to improved cost absorption due to higher production volumes and an improved cost structure as the Company continues to move production to lower cost facilities and reduce operating costs. Depreciation expense declined by $15.8 million as a result of lower capital spending during the past several years. In addition, during the fiscal year ended March 31, 2006, costs were favorably impacted by $14.5 million due to exchange as the U.S. dollar strengthened against certain foreign currencies when compared to the same period last year. We continue to focus on improvements in our manufacturing processes and to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from facilities in the Americas and Europe.

  Selling, general and administrative expenses for the fiscal year ended March 31, 2006 increased 3.4%, or $3.7 million, to $111.1 million, or 8.3% of net sales, compared with $107.4 million, or 8.4% of net sales, for the fiscal year ended March 31, 2005. This increase, commensurate with an increase in sales, was due to slightly increased direct selling expense, employee benefit costs and non-manufacturing depreciation, partially offset by lower bad debt expense.

  Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $30.9 million and $36.7 million in fiscal 2006 and 2005, respectively. Research and development costs declined slightly in fiscal 2006 to $10.9 million compared to $11.0 million in fiscal 2005. Engineering expenses declined $5.7 million to $20.0 million in fiscal 2006 compared to $25.7 million in fiscal 2005 as the manufacturing processes for new products and product enhancements matured, requiring less engineering expenditures, and processes were transferred to full production.

  As a result of the above factors, income from operations for the fiscal year ended March 31, 2006 was $96.2 million compared to $70.6 million for the fiscal year ended March 31, 2005.

Other income increased $6.0 million to $23.4 million in fiscal 2006 compared to $17.4 million in the prior fiscal year. The increase is primarily due to higher interest income resulting from improved rates of return on higher average balances of invested cash and securities.

The effective tax rate for the fiscal year ended March 31, 2006 was 31.7%. Income taxes in the current fiscal year were favorably impacted by $3.3 million as a result of the favorable settlement of certain income tax exposures related to prior years. In addition, we realized increased tax benefits resulting from operating losses for certain European and Asian operations due to higher net income. This compares to an effective tax rate of 36.7% for the fiscal year ended March 31, 2005. For the fiscal years ended March 31, 2006 and 2005 we reversed $2.1 million and $1.8 million, respectively, of valuation allowances related to operating losses in certain foreign and state jurisdictions as a result of improved current and expected future profitability in those jurisdictions. We provide allowances against future tax benefits where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2006 was $81.8 million compared to $55.7 million for the fiscal year ended March 31, 2005.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Net sales for the fiscal year ended March 31, 2005 increased $146.6 million, or 12.9%, to $1,283.2 million compared to $1,136.6 million for the fiscal year ended March 31, 2004.

Compared to the prior year, Passive Components sales decreased $2.2 million, or 0.3%, to $798.9 million, while KDP and KSS Resale sales, excluding KEC Resale Connectors, increased $141.3 million, or 65.1%, to $358.1 million and total Connector sales, including KEC Resale Connectors, increased $7.5 million, or 6.3%, to $126.1 million.

  The decline in Passive Component sales reflects decreased demand during the second half of fiscal 2005 as distributors and manufacturers utilized existing inventories in the supply chain in addition to continued pricing pressure on commodity related products. Volumes decreased approximately 3.8% compared to the prior year reflecting the decreased demand during the second half of fiscal 2005. Advanced component sales include 32.1% and 26.2% of tantalum advanced component sales and 67.9% and 73.8% of ceramic advanced component sales during the fiscal years ended March 31, 2004 and 2005, respectively.

  The increase in KDP and KSS Resale sales, excluding KEC Resale Connectors, is attributable to sales of KSS crystal components of approximately $116.1 million resulting from our April 2, 2004 acquisition of KSS, in addition to higher sales volumes of approximately 24.2%, excluding additional volumes from the KSS acquisition. The impact of the increased volumes was partially offset by lower average selling prices due to a larger mix of small case parts.

  Connector sales, including KEC Resale Connectors, increased $7.5 million, or 6.3%, to $126.1 million compared to $118.6 million in the prior year. The increase in connector sales was primarily attributable to new programs that came on-line during the year, particularly in the automotive market.

Our sales to independent electronic component distributor customers represented 38.6% of total sales for the fiscal year ended March 31, 2005, compared to 39.5% for the fiscal year ended March 31, 2004. This decrease reflects the impact of distributors lowering inventory levels during the second half of fiscal 2005. Our sales to distributors involve specific ship and debit and stock rotation programs and price concessions for which sales allowances are recorded as reductions in sales. We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. Charges for ship and debit and stock rotation were $46.2 million, or 8.5% of gross sales to distributors, for the fiscal year ended March 31, 2005 compared to charges of $43.1 million, or 8.8% of gross sales to distributors, for the fiscal year ended March 31, 2004. We had remaining allowances for ship and debit and stock rotation of $18.1 million and $17.6 million at March 31, 2005 and 2004, respectively. We recognize liabilities for price concession at the time the concession is offered to the distributor. Charges for price concessions for the fiscal year ended March 31, 2005 were insignificant, compared to charges of $1.6 million, or 0.3% of gross sales, for the fiscal year ended March 31, 2004.

Geographically, compared to the same period last year, sales increased 6.8%, 12.4% and 18.3%, in the Americas, Europe and Asia, respectively. When compared to the same period last year, reported sales in U.S. dollars for Europe reflect a favorable currency impact of approximately $15.6 million resulting from the weakness of the U.S. dollar relative to most European currencies. Unit sales volumes increased in Asia, Europe was relatively unchanged and there was a decline in the Americas compared to the same period last year reflecting the continued shift of customer production to the Asian region.

   Gross profit for the fiscal year ended March 31, 2005 increased to $178.0 million, or 13.9% of net sales, compared to $(30.0) million, or (2.6)% of net sales, for the fiscal year ended March 31, 2004. Results for the fiscal year ended March 31, 2004 included a materials charge of $87.7 million recorded during the second quarter for the write-down of tantalum materials and future tantalum purchase commitments. During the fiscal year ended March 31, 2005, overall material usage decreased $76.8 million due to lower manufacturing volumes, lower tantalum material costs resulting from the write-down of tantalum materials in the prior year and the purchase of additional material at market prices. Labor cost increased $3.7 million primarily due to higher fringe benefit costs. Additionally, operating expenses declined $20.6 million as a result of overall cost reductions of $7.6 million and lower depreciation of $13.0 million due to lower capital spending in recent years. Additionally, included in the increases and decreases discussed above are the negative effects of foreign exchange resulting from the weakness of the U.S. dollar that resulted in an increase in reported costs of sales for the fiscal year ended March 31, 2005 of approximately $37.3 million compared to the same period in the prior year. We continue to focus on improvements in our manufacturing processes and to incur additional costs associated with the transfer of manufacturing operations to lower cost areas in China, Malaysia, El Salvador and the Czech Republic from facilities in the Americas and Europe.

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

  Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $36.7 million and $38.6 million in fiscal 2005 and 2004, respectively. Research and development expenses declined $2.9 million to $11.0 million in fiscal 2005 compared to $13.9 million in fiscal 2004. The decline in research and development expenses was partially due to the transfer from development to production of certain new products. Engineering expense increased $0.9 million to $25.7 million in fiscal 2005 compared to $24.8 million in fiscal 2004. The increase in engineering expenses is due to the development of manufacturing processes for new products and product enhancements. The costs were incurred as we continue to enhance existing product lines, develop new products, convert to the use of base metals in the manufacture of ceramic capacitors and develop high capacitance capacitors.

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

Other income increased $6.3 million to $17.4 million in fiscal 2005 compared to $11.1 million in the prior fiscal year. The increase is primarily due to higher interest income resulting from improved rates of return on higher average balances of invested cash and securities, in addition to a $2.8 million gain on the sale of a previously closed facility in Taiwan.

The effective tax rate for the fiscal year ended March 31, 2005 was 36.7% as we realized increased tax benefits resulting from operating losses for certain European and Asian operations due to higher net income. In addition, we reversed $1.8 million of valuation allowances related to operating losses in certain foreign jurisdictions as a result of improved current and expected future profitability in those jurisdictions. We provide allowances against future tax benefits where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them. This compares to an effective tax rate of 18.3% for the fiscal year ended March 31, 2004 as tax benefits for certain European and Asian operations were offset by valuation allowances recorded.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2005 was $55.7 million compared to a net loss of $(107.6) million for the fiscal year ended March 31, 2004.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of March 31, 2006, we had a current ratio of 7.0 to 1, $799.3 million of cash, cash equivalents and investments in securities, $1,448.1 million of stockholders' equity and no debt.

Net cash from operating activities was $160.4 million for the fiscal year ended March 31, 2006, $57.1 million for the fiscal year ended March 31, 2005 and $83.5 million for the fiscal year ended March 31, 2004. The increase in fiscal 2006 is primarily the result of decreases in net working capital.

Purchases of property and equipment were $41.3 million in fiscal 2006, $48.3 million in fiscal 2005 and $33.7 million in fiscal 2004. These expenditures related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions such as China, Malaysia, El Salvador and the Czech Republic, as well as the implementation of lower cost manufacturing processes. We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures of $60 million to $65 million in fiscal 2007. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Based on our financial condition as of March 31, 2006, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investment securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2004, 2005 and 2006, dividends of $26.0 million, $26.0 million and $25.9 million, respectively, were paid to stockholders.

On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. Also, on October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock. As of March 31, 2006, there were 6,158,800 shares that may yet be purchased under this program.

We purchased 235,000 shares at a cost of $2.5 million during fiscal 2004, 725,000 shares at a cost of $8.9 million during fiscal 2005 and 1,240,000 shares at a cost of $15.8 million during fiscal 2006. The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2006, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $8.3 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations. We made contributions of $5.6 million to our defined benefit plans during the year ended March 31, 2006 and estimate that we will make contributions of approximately $3.8 million during the next fiscal year ending March 31, 2007. We have unfunded pension liabilities of approximately $42.4 million related to these defined benefit pension plans at March 31, 2006.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2006, were approximately $21.8 million.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2006, we did not have any of these delivery contracts outstanding.

We are involved in disputes, warranty and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

  We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. In addition, we operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. A separate account receivable is recorded for any indemnified costs. Management believes that its reserves for current environmental activities of approximately $2.2 million are adequate. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2006 as noted below.

		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Operating Leases	$21,794	$6,526	$8,765	$5,025	$1,478

At March 31, 2006, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $8.3 million.

During the fiscal year ended March 31, 2006, we made contributions of $5.3 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by the Company are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the year ending March 31, 2007 will be approximately the same as in fiscal 2006.

During the fiscal year ended March 31, 2006, we made contributions of $1.8 million to our U.S. defined benefit plan and $3.8 million to our international defined benefit plans. These contributions are based on a percentage of pensionable wages or to satisfy funding requirements. We expect that our contributions for the fiscal year ending March 31, 2007 will be approximately $3.8 million for our international defined benefit plans. There are no plans to contribute to our U.S. defined benefit plan during fiscal 2007 based on current actuarial computations.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, restructuring costs, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management's opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

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

Returns

  Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns. We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. The amount accrued reflects the return of value of the customer’s inventory. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns. Our actual results approximate our estimates. When the product is returned and verified, the customer is given credit against their accounts receivable.

Distribution Programs

A portion of our sales are to independent electronic component distributor customers, which are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with SFAS 48, we record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future returns under the stock rotation program. Our actual results approximate our estimates. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results approximate our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

Distributor Price Concession

Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributor customers have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products, it is not probable that we will provide such price concessions. Since it is not probable when we ship products to our customers that they will demand and/or that we will grant concessions on those sales, we account for such concessions in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting For Consideration Given by a Vendor to a Customer" ("EITF 01-09"). At the time of authorization, sales allowances are recorded at the maximum level for the difference in price of the inventory on hand at the distributor and our revised book price. When the price concession is authorized the distributor is given credit against their accounts receivable.

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

Pension Assumptions

Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. We evaluate these assumptions at least annually. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

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

Summary of Restructuring Activities

The Company recorded $27.2 million of restructuring charges for the fiscal year ended March 31, 2004. This total includes $0.4 million of charges for programs initiated in fiscal year 2002 and $26.9 million of charges for programs initiated in fiscal year 2004. The $26.9 million of restructuring charges initiated in fiscal year 2004 were comprised of $16.8 million for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5.8 million for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on estimated market price, and $4.3 million related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of March 31, 2006, all of the related positions have been eliminated and $16.2 million of the severance costs has been paid. The remaining workforce reduction accrual of $0.6 million and facility closure costs of approximately $0.7 million are expected to be paid within the next twenty-four months. During the fiscal year ended March 31, 2005 severance and facility cost estimates were decreased by $0.6 million and severance costs estimates were reduced by $0.2 million due to changes in estimated future obligations.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	—	3,566	13,951
Utilized	(9,072)	—	(1,749)	(10,821)
Changes in Estimate	(219)	—	(625)	(844)
Balance at March 31, 2005	1,094	—	1,192	2,286
Utilized	(489)	—	(519)	(1,008)
Balance at March 31, 2006	$605	$—	$673	$1,278

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of March 31, 2006. The initial application of FIN 47 did not have a material effect on the Company’s financial statements.

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

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006 and estimates that the impact of SFAS 123R will be approximately $3.0 million or approximately $0.02 per share, on an after tax basis, on its results of operations for the fiscal year ending March 31, 2007.

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

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 15, 2006, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 71% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in Notes 14 and 17 to our consolidated financial statements elsewhere herein. One principal strategic advantage for us is our ability to offer a broad line of products to our customers. The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage. In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits us. An adverse change in our relationship with Kyocera could have a negative impact on our results of operations. We also have established several ongoing arrangements with Kyocera and have executed several agreements; the more significant of which are described below. Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of our Board of Directors. The Special Advisory Committee is comprised of our independent directors and is required to review and approve such agreements and any other significant transactions between Kyocera and AVX not covered by such agreements. Periodically, the Special Advisory Committee reviews a summary of our transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

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

Disclosure and Option to License Agreement. Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances. The agreement was extended effective March 31, 2006 with a new expiration date of April 1, 2007.

Materials Supply Agreement.  Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will from time to time supply the other party with certain raw and semi-processed materials used in the manufacture of capacitors and other electronic components. The Supply Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

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

Machinery and Equipment Purchase Agreement. Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will, from time to time, design, manufacture or procure for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electronic components. The Machinery Purchase Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

The Company acquired certain sales and marketing subsidiaries from KSS, a wholly owned subsidiary of Kyocera, effective April 2, 2004 for $12.2 million. The purchase was accounted for under the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". In August 2004, the Company sold a portion of the assets acquired that were associated with certain Japanese customers in Asia transferred to Kyocera Asia Pacific Ltd., a subsidiary of Kyocera, for $0.2 million. This resulted in an adjustment to the purchase price. As a result of the above transaction, the purchase price of the KSS acquisition, as adjusted, of $11.8 million was based on $9.6 million of purchased net assets and $2.2 million of excess purchase price over Kyocera’s basis, which was recorded as a decrease in equity as required for entities under common control. The results of operations related to this acquisition are included in the accompanying financial statements beginning April 2, 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our European sales, which accounted for approximately 23% of fiscal 2006 sales, are denominated in local, U.S. and Japanese currencies, while those in North America and Asia generally are denominated in U.S. dollars. Also, certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented. See Note 13 to our consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

As of March 31, 2006, the fair market value of the Company's currency derivative portfolio was approximately $317 million based on quoted market prices. Approximately $317 million of this fair value relates to instruments that will be utilized in fiscal 2007. A sensitivity analysis has been prepared to estimate the Company's exposure to currency price risk.

Based on the Company's derivative portfolio as of March 31, 2006, a hypothetical ten percent adverse change in the hedged currencies against the U.S. dollar, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, could have resulted in a net loss before income taxes of $33.3 million and $37.9 million for the fiscal years ended March 31, 2005 and 2006, respectively.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily tantalum, but also palladium, platinum, silver and copper.

  Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products. These materials may be purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment and variations in the market. The average market price for our tantalum powder and wire raw materials was approximately $180 per pound at March 31, 2006. The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers has led to higher prices during periods of increased demand. During a period of significantly increased demand in fiscal 2001, we entered into a long-term supply agreement for a portion of our anticipated tantalum requirements. As a result of the cost of tantalum materials under this now expired contract and the decline in selling prices for tantalum products, in the second quarter of fiscal 2004 we recorded a charge of $87.7 million for the write-down of our then current tantalum raw materials and work in process inventories and future material purchase commitments. The related long-term supply contract expired in December 2005 and we have no remaining purchase commitments related to this contract.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 43 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the effectiveness of its disclosure controls and procedures and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the results of this assessment, management, including the CEO and CFO, has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended March 31, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

As of March 31, 2005, we disclosed the existence of material weaknesses in our internal control over financial reporting. These material weaknesses continued to exist in each of the first three quarters of fiscal year 2006 as we took steps to remediate those material weaknesses through the fourth quarter of the fiscal year ended March 31, 2006. During the fourth quarter of fiscal 2006, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the previously reported material weaknesses were remediated as of March 31, 2006.

Throughout fiscal 2006, we strengthened our internal control over financial reporting in order to remediate the material weaknesses that were disclosed in our Form 10-K for the fiscal year ended March 31, 2005 as summarized below.

The Company did not maintain effective control over the accounting for the accrual of certain management and employee bonuses. Specifically, the Company incorrectly accrued certain bonuses that were linked to continuing employment through fiscal 2006 that should not have been recognized as expense until employment had been fulfilled. This control deficiency resulted in an audit adjustment to the Company’s fiscal 2005 fourth quarter consolidated financial statements. The Company has taken the following actions to remediate this material weakness:

•	Revised, implemented and communicated a financial policy to properly account for the accrual of certain management and employee bonuses;

•	Implemented a review control for the accrual of certain management and employee bonuses based on the revised financial policy.

  The Company did not maintain effective controls over access to financial application programs and data. Specifically, certain Company personnel had incompatible duties and were permitted unrestricted access to financial application programs and data beyond that needed to perform their individual job responsibilities. Additionally, there were not effective controls in place to monitor users for inappropriate use of programs or access to data. These deficiencies existed in North America, Europe and Asia and in certain systems and processes including cash, accounts receivable, fixed assets, other assets, accounts payable, accrued liabilities, payroll accounts, inventory accounts and the related income statement accounts. This control deficiency did not result in a misstatement to the Company’s consolidated financial statements. The Company has taken the following actions to remediate this material weakness:

•
Improved system access controls related to the system user set-up process and annual user recertification to restrict certain employees’ access to financial application programs and data to only that needed to perform their individual job responsibilities;

•	Implemented additional system access monitoring controls over applicable systems for employees with access in the information systems department.

  The Company did not perform supervisory reviews over manual journal entries. Specifically, the Company’s controls over the preparation, review and approval of manual journal entries were ineffective in their design. Manual journal entries are originated in North America, Europe and Asia and in all financial reporting processes. This control deficiency did not result in a misstatement to the Company’s consolidated financial statements. The Company has taken the following actions to remediate this material weakness:

•	Implemented a policy and controls for the approval and review of non-recurring manual journal entries;

•	Implemented a review control over a sample of manual journal entries using an audit tool to query certain journal entry types based on specific parameters designed to detect potential errors.

Management has evaluated the design of these new procedures, placed them in operation for a sufficient period of time and subjected them to appropriate tests in order to conclude that they are operating effectively. Management concludes that the performance of these actions has resulted in full remediation of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 17, 2006, the Compensation Committee of the Board of Directors approved a performance-based cash award for the Company’s corporate officers in accordance with the existing Management Incentive Plan. As a result of the Company’s results for the fiscal year ended March 31, 2006, the award for the Chief Executive Officer is equal to a percentage of salary, and the aggregate award for the other officers is based on a percentage of the salary pool of eligible officers as determined by the Compensation Committee of the Board of Directors. The other officers awards will be paid 75% currently and the remaining 25% will be paid one year later, provided the officer is employed by the Company at that time.

On April 17 2006, the Board of Directors approved a discretionary cash award for all U.S. salaried employees, including all executive officers who are U.S. employees. Each such employee’s award will be in an amount equal to 8% of such employee’s calendar year 2005 eligible earnings. Each such employee will be paid 50% of such employee’s award currently, and the remaining 50% will be paid one year later, provided the employee is employed by the Company at that time.

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

*10.6	Amended AVX Nonqualified Supplemental Retirement Plan (the AVX Corporation SERP was merged into this plan effective January 1, 2005)
*10.7	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
*10.9	Employment Agreement between AVX Corporation and John S. Gilbertson (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2002).
*10.10	AVX Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

*10.11	AVX Corporation 2004 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
*10.12	AVX Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
10.13	Amendment dated as of March 31, 2006 to the Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation.
10.14
Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.15
Materials Supply Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

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
Dated: May 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	May 30, 2006
*
Kazuo Inamori	Chairman Emeritus of the Board	May 30, 2006
*
Yasuo Nishiguchi	Vice Chairman of the Board	May 30, 2006
*
John S. Gilbertson	Chief Executive Officer, President and Director	May 30, 2006
*
Donald B. Christiansen	Director	May 30, 2006
*
Kensuke Itoh	Director	May 30, 2006
*
Rodney N. Lanthorne	Director	May 30, 2006
*
Joseph Stach	Director	May 30, 2006
*
Richard Tressler	Director	May 30, 2006
*
Masahiro Umemura	Director	May 30, 2006
*
Yuzo Yamamura	Director	May 30, 2006

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2005	2006
Current assets:
Cash and cash equivalents	$490,470	$505,326
Short-term investments in securities	36,000	158,995
Accounts receivable - trade	152,011	174,530
Accounts receivable - affiliates	4,054	2,918
Inventories	379,630	307,653
Deferred income taxes	24,441	25,196
Prepaid and other	31,530	29,154
Total current assets	1,118,136	1,203,772
Long-term investments in securities	193,997	135,004
Property and equipment:
Land	21,216	20,471
Buildings and improvements	250,497	249,193
Machinery and equipment	1,224,660	1,181,329
Construction in progress	9,010	17,393
	1,505,383	1,468,386
Accumulated depreciation	(1,239,491)	(1,235,436)
	265,892	232,950
Goodwill	70,186	69,483
Other assets	41,538	33,999
Total Assets	$1,689,749	$1,675,208

 Continues on following page.

	March 31,
Liabilities and Stockholders' Equity	2005	2006
Current liabilities:
Accounts payable - trade	$54,418	$41,412
Accounts payable - affiliates	62,034	63,599
Income taxes payable	8,432	9,179
Accrued payroll and benefits	33,763	34,272
Accrued expenses	37,925	22,568
Total current liabilities	196,572	171,030
Pensions	41,321	43,023
Other liabilities	12,605	13,046
Total non-current liabilities	53,926	56,069
Total Liabilities	250,498	227,099
Commitments and contingencies (Notes 12 and 16)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	—	—
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 172,955	1,764	1,764
and 172,216 shares for 2005 and 2006, respectively
Additional paid-in capital	339,358	338,784
Retained earnings	1,042,347	1,098,237
Accumulated other comprehensive income (loss)	99,584	62,589
Treasury stock, at cost, 3,413 and 4,152 shares for 2005 and 2006, respectively	(43,802)	(53,265)
Total Stockholders' Equity	1,439,251	1,448,109
Total Liabilities and Stockholders' Equity	$1,689,749	$1,675,208

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2004	2005	2006
Net sales	$1,136,577	$1,283,202	$1,333,208
Cost of sales	1,078,891	1,105,164	1,125,917
Materials charge	87,720	—	—
Gross profit (loss)	(30,034)	178,038	207,291
Selling, general and administrative expenses	85,528	107,429	111,110
Restructuring charges	27,213	—	—
Profit (loss) from operations	(142,775)	70,609	96,181
Other income (expense):
Interest income	11,495	12,739	22,999
Interest expense	(391)	(376)	(1,454)
Other, net	—	5,072	1,894
Income (loss) before income taxes	(131,671)	88,044	119,620
Provision (benefit) for income taxes	(24,065)	32,312	37,868
Net income (loss)	$(107,606)	$55,732	$81,752
Income (loss) per share:
Basic	$(0.62)	$0.32	$0.47
Diluted	$(0.62)	$0.32	$0.47
Weighted average common shares outstanding:
Basic	173,634	173,450	172,532
Diluted	173,634	173,906	173,053

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)
	Common Stock					Accumulated
				Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total	Income
Balance, March 31, 2003	173,761	$ 1,764	$ (34,382)	$ 343,281	$ 1,146,291	$ 6,202	$ 1,463,156	$ 22,941
Net income (loss)					(107,606)		(107,606)	(107,606)
Other comprehensive
income (loss)						58,415	58,415	58,415
Dividends of $0.15
per share					(26,048)		(26,048)
Stock option activity	122		1,581	(595)			986
Tax benefit of stock
option exercises				125			125
Treasury stock purchased	(235)		(2,484)				(2,484)
Balance, March 31, 2004	173,648	$ 1,764	$ (35,285)	$ 342,811	$ 1,012,637	$ 64,617	$ 1,386,544	$ (49,191)
Net income (loss)					55,732		55,732	55,732
Affiliate Excess
Purchase Price				(2,218)			(2,218)
Other comprehensive
income (loss)						34,967	34,967	34,967
Dividends of $0.15
per share					(26,022)		(26,022)
Stock option activity	32		409	(118)			291
Tax benefit of stock
option exercises				(1,117)			(1,117)
Treasury stock purchased	(725)		(8,926)				(8,926)
Balance, March 31, 2005	172,955	$ 1,764	$ (43,802)	$ 339,358	$ 1,042,347	$ 99,584	$ 1,439,251	$ 90,699
Net income (loss)					81,752		81,752	81,752
Other comprehensive
income (loss)						(36,995)	(36,995)	(36,995)
Dividends of $0.15
per share					(25,862)		(25,862)
Stock option activity	501		6,325	(610)			5,715
Tax benefit of stock
option exercises				36			36
Treasury stock purchased	(1,240)		(15,788)				(15,788)
Balance, March 31, 2006	172,216	$ 1,764	$ (53,265)	$ 338,784	$ 1,098,237	$ 62,589	$ 1,448,109	$ 44,757

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2004	2005	2006
Operating Activities:
Net income (loss)	$(107,606)	$55,732	$81,752
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation	93,797	80,734	64,966
Materials charge	87,720	—	—
Non-cash restructuring charges	7,543	—	—
Deferred income taxes	(30,058)	12,933	6,572
Gain on sale of property, plant & equipment	—	(3,566)	(910)
Changes in operating assets and liabilities:
Accounts receivable	(23,168)	20,203	(25,855)
Inventories	33,929	(72,044)	61,948
Accounts payable and accrued expenses	(7,592)	(43,006)	(30,263)
Income taxes payable	19,542	(5,988)	(740)
Other assets	(8,144)	15,343	3,630
Other liabilities	17,536	(3,241)	(745)
Net cash provided by operating activities	83,499	57,100	160,355
Investing Activities:
Purchases of property and equipment	(33,712)	(48,324)	(41,328)
Proceeds from the purchase of business, net of cash acquired	—	3,247	—
Purchases of investment securities	(257,992)	(106,000)	(100,000)
Proceeds from sale of investment securities	328,363	79,989	36,000
Proceeds from property, plant & equipment dispositions	—	5,790	437
Other	(60)	(61)	528
Net cash provided by (used in) investing activities	36,599	(65,359)	(104,363)
Financing Activities:
Proceeds from issuance of debt	6,728	—	—
Repayment of debt	(10,565)	(26)	—
Dividends paid	(26,048)	(26,022)	(25,862)
Purchase of treasury stock	(2,484)	(8,926)	(15,788)
Proceeds from exercise of stock options	985	291	5,715
Net cash used in financing activities	(31,384)	(34,683)	(35,935)

Effect of exchange rate on cash	(125)	3,682	(5,201)
Increase (decrease) in cash and cash equivalents	88,589	(39,260)	14,856
Cash and cash equivalents at beginning of period	441,141	529,730	490,470
Cash and cash equivalents at end of period	$529,730	$490,470	$505,326

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera"). As of March 31, 2006, Kyocera owned approximately 71% of the Company's outstanding shares of common stock.

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

Investments in Securities:

Investment securities that the Company has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost.

Other short-term investments are comprised of time deposits and investment grade variable rate securities. Investment grade securities are categorized as available-for-sale. Accordingly, our investments in these securities are recorded at fair market value. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double-declining balance method. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements - 10 to 31.5 years, and machinery and equipment - 3 to 10 years. Depreciation expense was $93,797, $80,734 and $64,966 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No.144 ("SFAS 144"), long-lived assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

The cost of maintenance and repairs is charged to expense as incurred. Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts. Any gain or loss is reflected in the Company's results of operations.

On March 31, 2006, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. The initial application of FIN 47 did not have a material effect on the Company’s financial statements.

Restructuring:

Restructuring charges reflect the cost reduction programs previously implemented by the Company. These include workforce reductions, asset impairments and facility closures. Restructuring charges are accounted for under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded charges. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

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

Goodwill:

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill is not amortized, but is tested for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related operating unit. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's annual goodwill impairment analysis indicated that there was no goodwill impairment for the fiscal years ended March 31, 2004, 2005 or 2006.

Pension Assumptions:

  Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. The Company evaluates these assumptions annually. The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The discount rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect the Company's experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

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

Foreign Currency Activity:

Assets and liabilities of foreign subsidiaries, where functional currencies are their local currencies, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Operating accounts are translated at an average rate of exchange for the respective accounting periods. Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars and are reported separately as a component of accumulated other comprehensive income. Transaction gains and losses reflected in the functional currencies are charged to income at the time of the transaction.

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

The Company uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. See Note 13 for further discussion of derivative financial instruments.

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

Distribution Programs

A portion of our sales are to independent electronic component distributor customers, which are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales. In accordance with SFAS 48, the Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, the Company provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment.

  Distributor Price Concession

  Distributors may be granted price concessions based on the difference in the price paid for the inventory on hand at the distributor and a reduction by AVX in sales prices quoted for our products (book prices). Since many of our independent electronic component distributor customers have already entered into special pricing arrangements (volume pricing arrangements) for their substantial purchases of products, it is not probable that we will provide such price concessions. Since it is not probable when we ship products to our distributors that they will demand and/or that we will grant price concessions on those sales, we account for such concessions in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting For Consideration Given by a Vendor to a Customer" ("EITF 01-09"). At the time of authorization, sales allowances are recorded at the maximum level for the difference in price of the inventory on hand at the distributor and our revised book price. When the price concession is authorized the distributor is given credit against their accounts receivable.

Warranty:

All of our products are built to specification and tested by AVX for adherence to such specification before shipment to customers. We warrant to the original purchaser of our products that we will repair or replace, without charge, products if they fail due to a manufacturing defect. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", we accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made. The amount accrued represents the direct costs of replacement and other potential costs resulting from product failure above and beyond the return of value of the customer’s inventory.

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

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. The table below represents the Company’s research, development and engineering expense for the fiscal years ended March 31, 2004, 2005 and 2006.

	Years Ended March 31,
(in thousands)	2004	2005	2006
Cost of sales	$2,622	$—	$—
Selling, general and administrative expense	11,255	11,049	10,892
Total research and development expense	13,877	11,049	10,892
Cost of sales	23,018	24,054	18,437
Selling, general and administrative expense	1,735	1,596	1,575
Total engineering expense	24,753	25,650	20,012
Total research, development and engineering expense	$38,630	$36,699	$30,904

Stock-Based Compensation:

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123". As allowed by SFAS 148, the Company measures stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value (market) of the common stock on the date of grant.

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

The following table illustrates the pro forma effect of stock-based compensation on net income and earnings per share for the fiscal years ended March 31, 2004, 2005 and 2006:

		2004	2005	2006
	Net income (loss):
	As reported	$(107,606)	$55,732	$81,752
Less:	Total stock-based employee
	compensation expense determined under fair value based method for all awards, net of taxes	(5,827)	(4,039)	(3,151)
	Pro forma net income (loss)	$(113,433)	$51,693	$78,601

	Earnings (loss) per share:
	Basic - as reported	$(0.62)	$0.32	$0.47
	Basic - pro forma	$(0.65)	$0.30	$0.46
	Diluted - as reported	$(0.62)	$0.32	$0.47
	Diluted - pro forma	$(0.65)	$0.30	$0.45

The Company uses the Black-Scholes option pricing model to determine the fair value of its options at grant date. Options granted during the fiscal years ended March 31, 2004, 2005 and 2006 had weighted average fair values of $5.05, $6.07 and $4.91, respectively. The following are weighted-average assumptions used for options granted during the fiscal years ended March 31, 2004, 2005 and 2006:

	2004	2005	2006
	Grants	Grants	Grants
Expected life (years)	4	4	4
Interest rate	1.43%	3.53%	4.00%
Volatility	59.82%	55.97%	55.74%
Dividend yield	1.27%	1.07%	1.31%

Treasury Stock:

In April 2001 and October 2005, the Company's Board of Directors approved stock repurchase authorizations whereby up to 10,000,000 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 725,000 shares were purchased during the fiscal year ended March 31, 2005 and 1,240,500 shares were purchased during the fiscal year ended March 31, 2006. The Company purchased 170,000 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2006. As of March 31, 2006, the Company had in treasury 4,152,605 common shares at a cost of $53,265. There are 6,158,800 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of March 31, 2006. The initial application of FIN 47 did not have a material effect on the Company’s financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006 and estimates that the impact of SFAS 123R will be approximately $3.0 million or approximately $0.02 per share, on an after tax basis, on its results of operations for the fiscal year ending March 31, 2007.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2004, 2005 and 2006:

(in thousands, except for per share data)	2004	2005	2006
Net income (loss)	$(107,606)	$55,732	$81,752
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	173,634	173,450	172,532
Basic earnings (loss) per share	$(0.62)	$0.32	$0.47
Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,634	173,450	172,532
Stock options	—	456	521
Shares used in Computing Diluted EPS (1), (2)	173,634	173,906	173,053
Diluted Income (loss) per share	$(0.62)	$0.32	$0.47

(1) Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the option's exercise price was greater than the average market price of the common shares, were 960 shares, 1,185 shares and 762 shares for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

(2) Common stock equivalents, not included in the computation of diluted loss per share because the effect would have been antidilutive, were 666 shares for the fiscal year ended March 31, 2004.

3.	Comprehensive Income (Loss):

Comprehensive income includes the following components:

	Years Ended March 31,
	2004	2005	2006
Net income (loss)	$(107,606)	$55,732	$81,752
Other comprehensive income (loss):
Pension liability adjustment, net of tax	(1,486)	(1,764)	(2,709)
Foreign currency translation adjustment	59,400	37,259	(34,560)
Foreign currency cash flow hedges	501	(528)	274
Comprehensive income (loss)	$(49,191)	$90,699	$44,757

The accumulated balance of comprehensive income (loss) is as follows:

	Years Ended March 31,
	2004	2005	2006
Pension liability adjustment, net of tax	$(20,174)	$(21,938)	$(24,647)
Foreign currency translation adjustment	84,632	121,891	87,331
Foreign currency cash flow hedges	159	(369)	(95)
Balance at end of period	$64,617	$99,584	$62,589

4.	Materials Charge:

As a result of the cost of tantalum materials under a now expired long-term supply contract and the decline in selling prices for tantalum products, during the second quarter of fiscal 2004, we determined, after identifying and monitoring key indicators of forecasted demand and average tantalum capacitor selling prices, that the weight of evidence regarding the sustained decline in average selling prices was sufficient to support a write-down to net realizable value of the carrying value of our then current raw materials and work in process inventory and future purchase commitments under the long-term supply agreement for tantalum materials. Based on our finished goods standard for tantalum products, finished goods were already recorded at net realizable value since the purchase price variances were not capitalized. Accordingly, we recorded a pre-tax charge of $87,720 to cost of sales for the write-down in fiscal 2004 of our then current tantalum materials and future material purchase commitments. We record inventory at the lower of cost or market (realizable value). Estimated losses, included in the charge above, associated with our then current inventory of tantalum materials were $43,044 and $5,235 for raw materials and work in process, respectively. Also, as a component of the charge above, we recorded estimated future losses from the commitment to purchase additional tantalum materials of $39,441 all of which have been utilized as of March 31, 2006. The long-term contract expired in December 2005 and we have no remaining purchase commitments related to this agreement.

The fiscal 2004 tantalum materials charge involved significant judgments on our part, including assumptions and estimates as to the future prices of finished products using these materials, additional cost to manufacture, and the timing, use, grade and quantity of our supply of tantalum material and future purchases under the supply agreement. The raw material on hand as well as that in work in process and finished goods was considered in the assessment of realizable value for each period. The raw materials component of work in process was written down to the net realizable value of the finished product that included aggregate cost components, the cost of production and direct selling expenses. This write-down did not reinstate a normal profit margin. Potential downward price adjustments under the supply agreement were not assumed in the estimates. Downward price adjustments were contingent upon the grade, quantity and price of tantalum materials sold by the supplier to third parties. Downward price adjustments were recorded as reductions in the costs of the related inventory when received. Additionally, gross profit was impacted in the period in which the inventory write-down occurred and in future periods as we used materials purchased under the long-term supply agreement. Due to the large number of products containing tantalum, the number of production locations, the variety of specific raw materials purchased under the contract (i.e., unprocessed material, processed material, tantalum wire, and different grades and prices of material within each category), the mix of these and other purchased materials used in any one period, the status of these materials (i.e., raw materials, work in process or finished goods) at any point in time, and the production yields, we cannot reasonably estimate the impact of the materials charge on gross profit in any individual reporting period.

5.	Restructuring Activities:

The Company recorded $27,213 of restructuring charges for the fiscal year ended March 31, 2004. This total included $357 of charges for programs initiated in fiscal year 2002 and $26,856 of charges for programs initiated in fiscal year 2004. The $26,856 of restructuring charges initiated in fiscal year 2004 were comprised of $16,795 for employee separation costs covering approximately 855 production, technical, administrative and support employees in all geographic regions, $5,756 for long-lived asset impairment write-downs of building and equipment at closed facilities in France and Taiwan to fair market value based on quoted market price, and $4,305 related primarily to current asset write-offs and other facility closure costs in France, Taiwan and Mexico. All asset impairment charges were related to the Passive Component reportable segment. As of March 31, 2006, all of the related positions have been eliminated and $16,190 of the severance costs has been paid. The remaining workforce reduction accrual of $605 and facility closure costs of approximately $673 are expected to be paid within the next twenty-four months. During the fiscal year ended March 31, 2005 severance and facility cost estimates were decreased by $625 and severance costs estimates were reduced by $219 due to changes in estimated future obligations.

Activity related to these costs is as follows:

		Long-lived	Other
		Asset	Facility
	Workforce	Impairment	Closure
	Reductions	Write-down	Costs	Total
Restructuring Expense	$16,795	$5,756	$4,305	$26,856
Utilized	(6,410)	(5,756)	(739)	(12,905)
Balance at March 31, 2004	10,385	—	3,566	13,951
Utilized	(9,072)	—	(1,749)	(10,821)
Changes in Estimate	(219)	—	(625)	(844)
Balance at March 31, 2005	1,094	—	1,192	2,286
Utilized	(489)	—	(519)	(1,008)
Balance at March 31, 2006	$605	$—	$673	$1,278

6.	Accounts Receivable:

Accounts receivable at March 31 consisted of:
	2005	2006
Trade	$184,654	$199,090
Less:
Allowances for doubtful accounts	3,426	1,772
Ship from stock and debit and stock rotation	18,174	14,292
Price concessions	—	—
Sales returns and discounts	11,043	8,496
Total allowances	32,643	24,560
	$152,011	$174,530

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor sales programs and discounts are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2004	2005	2006
Allowances for doubtful accounts:
Beginning Balance	$5,360	$5,324	$3,426
Charges	(80)	(1,574)	21
Applications	(295)	(444)	(1,575)
Translation and other	339	120	(100)
Ending Balance	$5,324	$3,426	$1,772

Ship from stock and debit and stock rotation:
Beginning Balance	$16,917	$17,596	$18,174
Charges	43,122	46,197	37,543
Applications	(43,243)	(45,647)	(41,374)
Translation and other	800	28	(51)
Ending Balance	$17,596	$18,174	$14,292

Price concessions:
Beginning Balance	$1,108	$56	$—
Charges	1,567	13	—
Applications	(2,619)	(69)	—
Ending Balance	$56	$—	$—

Sales returns and discounts:
Beginning Balance	$9,283	$6,972	$11,043
Charges	18,530	29,338	20,524
Applications	(20,736)	(25,311)	(23,557)
Translation and other	(105)	44	486
Ending Balance	$6,972	$11,043	$8,496

7.	Inventories:

Inventories at March 31 consisted of:	2005	2006
Finished goods	$139,676	$97,963
Work in process	92,567	81,055
Raw materials and supplies	147,387	128,635
	$379,630	$307,653

8.	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2006, the Company believes that its credit risk exposure is not significant.

As of March 31, 2005 and 2006, all investments in debt securities and time deposits held by the Company were classified as available-for-sale or long-term held-to-maturity. Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31:
	2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$—	$(182)	$19,818
Long-term investments:
U.S. government and agency securities	193,997	—	(3,139)	190,858
	$213,997	$—	$(3,321)	$210,676

	2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$158,995	$—	$(1,293)	$157,702
Long-term investments:
U.S. government and agency securities	135,004	—	(1,978)	133,026
	$293,999	$—	$(3,271)	$290,728

The Company also held available-for-sale securities with a fair market value of $16,000 at March 31, 2005.

The fair values were estimated based on quoted market prices or pricing models using current market rates.

  The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The Company does not have any held-to-maturity securities with maturities greater than five years at March 31, 2006.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$158,995	$157,702
Due after one year through five years	135,004	133,026
Total	$293,999	$290,728

9.	Income Taxes:

For financial reporting purposes income (loss) before income taxes includes the following components:

Years Ended March 31,	2004	2005	2006
Domestic	$(2,466)	$57,602	$58,133
Foreign	(129,205)	30,442	61,487
	$(131,671)	$88,044	$119,620

The provision (benefit) for income taxes consisted of:

Years Ended March 31,	2004	2005	2006
Current:
Federal/State	$(2,481)	$11,397	$24,960
Foreign	8,474	7,982	6,337
	5,993	19,379	31,297
Deferred:
Federal/State	3,589	11,385	(1,080)
Foreign	(33,647)	1,548	7,651
	(30,058)	12,933	6,571
	$(24,065)	$32,312	$37,868

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2005		2006
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$10,570	$—	$8,492	$85
Inventory reserves	1,897	—	6,712	5
Accrued expenses	11,974	—	14,321	4
Sub total	24,441	—	29,525	94
Net operating loss and tax credit carry forwards	—	—	219	—
Less valuation allowances	—	—	(4,455)	—
Total Current	$24,441	$—	$25,289	$94

Non-current:
Tax over book depreciation	$22,180	$1,544	$18,154	$1,211
Deduction of foreign branch losses	—	44,518	—	48,459
Pension obligations	13,162	—	14,789	—
Inventory reserves	8,389	—	—	—
Other, net	3,349	2,752	3,535	4,029
Net operating loss and tax credit carryforwards	114,116	---	119,511	—
Sub total	161,196	48,814	155,989	53,699
Less valuation allowances	(79,725)	—	(77,016)	—
Total Non-current	$81,471	$48,814	$78,973	$53,699

  Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2004	2005	2006
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(0.7)	(0.3)	0.5
Effect of foreign operations	10.0	(12.0)	(4.8)
Change in valuation allowance	(27.0)	10.9	1.5
Settlement of certain income tax exposures	—	—	(2.8)
Other, net	1.0	3.1	2.3
Effective tax rate	18.3%	36.7%	31.7%

At March 31, 2006 certain of the Company's foreign subsidiaries in Brazil, China, France, Korea, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carryforwards totaling approximately $327,241 of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China, Korea, and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances increased $11,330 and $3,875 during the year ended March 31, 2005 and 2006, respectively, as a result of increases in the net operating losses of the subsidiaries in the countries mentioned above. Partially offsetting these valuation allowance increases are reductions in valuation allowances of $1,855 and $2,130 related to certain foreign and state jurisdictions for the fiscal years ended March 31, 2005 and 2006, respectively, as there is a greater likelihood of realizing the future tax benefits as a result of current taxable income. For the fiscal year ended March 31, 2006 income tax expense was favorably impacted by $3,315 resulting from the resolution of certain prior year tax matters. The Company has recorded deferred tax liabilities of $44,518 and $48,459 at March 31, 2005 and 2006, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company on its U.S. income tax returns.

The Company decided not to repatriate earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004. The American Jobs Creation Act of 2004 provided for a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing for an 85% dividends received deduction for certain dividends received from controlled foreign corporations. At the present time, the Company expects that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely. The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. The amount of U.S. taxes on such undistributed earnings as of March 31, 2005 and 2006 would have been approximately $86,831 and $91,633 respectively.

Income taxes paid totaled $14,375, $25,755 and $31,774 during the years ended March 31, 2004, 2005 and 2006, respectively.

10.	Employee Retirement Plans:

Pension Plans:

The Company sponsors various defined benefit pension plans covering certain employees. Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula. Effective December 31, 1995, the Company froze benefit accruals under its domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements. The Company's pension plans for certain international employees provide for benefits based on a percentage of final pay. The Company's funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. The Company uses a December 31 measurement date for all of its plans.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2005 and 2006 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2005	2006	2005	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$ 27,763	$ 29,417	$ 94,936	$ 105,896
Service cost	358	400	1,175	996
Interest cost	1,632	1,622	5,404	5,227
Plan participants' contributions	—	—	873	794
Actuarial loss	1,238	452	3,006	13,471
Benefits paid	(1,574)	(1,655)	(3,577)	(3,773)
Foreign currency exchange rate changes	—	—	4,079	(7,643)
Benefit obligation at end of year	29,417	30,236	105,896	114,968
Change in plan assets:
Fair value of plan assets at beginning of year	21,266	21,150	62,988	72,138
Actual return on assets	1,458	1,158	5,612	12,517
Employer contributions	—	1,800	4,136	3,773
Plan participants' contributions	—	—	873	794
Benefits paid	(1,574)	(1,655)	(3,577)	(3,773)
Foreign currency exchange rate changes	—	—	2,353	(5,296)
Other expenses	—	—	(247)	(270)
Fair value of plan assets at end of year	21,150	22,453	72,138	79,883
Funded status	(8,267)	(7,783)	(33,758)	(35,086)
Unrecognized actuarial loss	6,442	7,103	30,194	32,737
Unrecognized prior service cost	124	101	143	75
Additional minimum liability	6,097	6,765	29,271	32,846
Net amounts recognized	$ 4,396	$ 6,186	$ 25,850	$ 30,572

The Company's assumptions used in determining the pension assets (liabilities) were as follows:
	March 31,
	2005	2006
Assumptions:
Discount rates	4.5-5.75%	4.25-5.5%
Increase in compensation	1.25-3.25%	2.0-3.0%

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2004	2005	2006
Service cost	$1,606	$1,533	$1,396
Interest cost	6,588	7,036	6,849
Expected return on plan assets	(5,407)	(5,968)	(5,959)
Amortization of prior service cost	208	127	129
Recognized actuarial loss	1,486	1,421	1,444
Net periodic pension cost	$4,481	$4,149	$3,859

The Company's assumptions used in determining the net periodic pension expense were as follows:

March 31,
	2004	2005	2006
Assumptions:
Discount rates	5.75-6.75%	5.25-6.00%	4.50-5.75%
Increase in compensation	1.50-3.00%	1.25-3.25%	1.25-3.25%
Expected long-term rate of return on plan assets	7.50-8.00%	7.00-8.00%	6.30-8.00%

The pension expense for pension plans is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. The discount rates used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. On that basis, discount rates decreased in a range of 0.25% - 0.75 % from March 31, 2005 to March 31, 2006.

The expected long-term rate of return on plan assets assumption is based upon actual historical returns and future expectations for returns for each asset class. These expected results were adjusted for payment of reasonable expenses from plan assets. The Company's long-term strategy is for target allocation of 40% equity and 60% fixed income for its U.S. defined benefit plans and 60% equity and 40% fixed income for its international defined benefit plans.

The Company's pension plans' weighted average asset allocations at March 31, 2005 and 2006, by asset category are as follows:

	March 31, 2005		March 31, 2006
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	43%	61%	53%	61%
Debt securities	56%	38%	47%	39%
Other	1%	1%	—	—
Total	100%	100%	100%	100%

The Company makes contributions to its defined benefit plans as required under various pension funding regulations. Accordingly, the Company expects to make contributions of approximately $3,800 to the international plans and no contributions to the U.S. plans in fiscal 2007 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2006	$1,282	$3,477
2007	1,315	3,644
2008	1,373	3,832
2009	1,460	3,997
2010	1,548	4,181
2011-2015	9,450	24,312

The projected benefit obligation and accumulated benefit obligation for the pension plans were as follows:

	March 31,
	2005	2006
Projected benefit obligation	$135,313	$145,204
Accumulated benefit obligation	133,909	144,685
Fair value of plan assets	93,288	102,336

In accordance with the provisions of SFAS No.87 (“Employer’s Accounting for Pensions”), the Company has recognized a minimum pension liability for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued or prepaid pension amounts. The effect of this adjustment was to increase recorded pension liabilities by $2,737 and $4,244 during the fiscal years ended March 31, 2005 and 2006, respectively, and a corresponding net of tax charge to comprehensive income of $1,764 and $2,709 during the years ended March 31, 2005 and 2006, respectively. These adjustments had no effect on the Company's results of operations or statement of cash flows for the fiscal years ended March 31, 2005 and 2006.

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year. The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2004, 2005 and 2006 were approximately $5,625, $5,511 and $5,331, respectively.

The Company sponsors nonqualified deferred compensation programs, which permit key employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by the Company. The employees select among various investment alternatives, with the investments held in separate trusts. The value of the participant's balance fluctuates based on the performance of the investments. At March 31, 2006, the market value of the trusts, $7,089, is included as an asset and a liability of the Company in the accompanying balance sheet because the trusts' assets are available to the Company's general creditors in the event of the Company's insolvency.

11.	Stock Based Compensation:

The Company has four fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650,000 shares of common stock. No awards were made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan the Company may grant options to officers and key employees for the purchase of up to an aggregate of 10,000,000 shares of common stock. Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually. The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 15,774,615 as of March 31, 2006.

The following table summarizes the transactions of the Company's stock option plans for the three year period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding - March 31, 2003	4,239,855	$15.48
Options granted	546,400	$11.87
Options exercised	(121,838)	$8.08
Options forfeited	(70,400)	$22.03
Unexercised options outstanding - March 31, 2004	4,594,017	$15.15
Options granted	620,000	$11.43
Options exercised	(31,559)	$11.48
Options forfeited	(274,582)	$23.90
Unexercised options outstanding - March 31, 2005	4,907,876	$15.01
Options granted	525,000	$11.43
Options exercised	(501,330)	$11.48
Options forfeited	(126,931)	$23.90
Unexercised options outstanding - March 31, 2006	4,804,615	$14.72
Price Range $29.30
(weighted average contractual life 4.2 years)	547,000	$29.30
Price Range $17.00 to $25.50
(weighted average contractual life 5.4 years)	1,029,250	$18.51
Price Range $11.29 to $16.94
(weighted average contractual life 7.7 years)	2,032,615	$12.44
Price Range $7.50 to $11.25
(weighted average contractual life 2.1 years)	1,195,750	$8.68
Exercisable options:
March 31, 2004	3,064,771	$14.72
March 31, 2005	3,515,221	$15.36
March 31, 2006	3,422,716	$15.43

12.	Commitments and Contingencies:

At March 31, 2006, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $8,295.

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2006, were as follows:

Years Ended March 31,

2007	$6,526
2008	4,775
2009	3,990
2010	3,112
2011	1,913
Thereafter	1,478

Rental expense for operating leases was $6,902, $8,740 and $8,379 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

AVX filed a complaint on July 29, 2002, against Cabot Corporation (“Cabot”) in U.S. District Court for the District of Massachusetts (the “Federal Court”) with respect to the existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act. Just before the dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the “State Court”) on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party. AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserted that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings. AVX also filed claims for breach of the long-term contract because of defective product and delayed deliveries. Pursuant to the action, AVX sought injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. On June 18, 2004, the State Court judge dismissed the portion of the AVX state case that related to the allegations concerning the formation of the challenged contract. That portion of the case is currently up on appeal to the Massachusetts Appeals Court. Argument in that appeal is expected in the next few months. The balance of AVX’s case against Cabot was voluntarily dismissed by the parties pending the outcome of the appeal, at which point AVX will determine whether or not to press those remaining claims.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws. The facts alleged in this action relate to the same contracts, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act. AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees. That case is currently pending.

On September 6, 2005, AVX filed an action against Cabot in Massachusetts Superior Court which arises out of allegations that Cabot breached certain pricing provisions of the current contract between AVX and Cabot (which contract is itself the subject of the litigation described above). In essence, AVX alleges that Cabot has failed to abide by a “most favored nations” clause and that it is entitled to additional rebates from Cabot. The case is currently pending.

We are involved in disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2006, the Company did not have any of these delivery contracts outstanding.

The Company has entered into employment agreements with its Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement from the Company.

13.	Derivative Financial Instruments:

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

Events which may occur that could cause transfers from other comprehensive income to earnings are as follows: (i) an event that causes a hedge to be suddenly ineffective and significant enough that hedge accounting must be discontinued and (ii) cancellation of a forecasted transaction for which a derivative was held as a hedge.

During fiscal 2005 and 2006, the Company did not have any hedges of which all or a portion was deemed ineffective. In addition, during fiscal 2005 and 2006, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

For the fiscal years ended March 31, 2005 and 2006, the Company had net outstanding foreign exchange contracts totaling $209,204 and $316,900, respectively.

As of March 31, 2006, the Company's various foreign currency hedges, which meet the normal purchases exception under SFAS 133, effectively commit the Company to purchase approximately $58,000 of foreign currency contracts. These contracts are expected to be liquidated during the year ending March 31, 2007.

As of March 31, 2006, the Company's various foreign currency hedges, which do not meet the normal purchases exception under SFAS 133, effectively commit the Company to purchase approximately $259,000 of foreign currency contracts. For the fiscal years ended March 31, 2005 and 2006, the gain recognized in Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations was $2,450 and $3,155, respectively. These contracts are expected to be liquidated in the year ended March 31, 2007.

14.	Transactions With Affiliate:

The Company's business includes certain transactions with its parent company, Kyocera as follows:

Years Ended March 31,	2004	2005	2006
Sales:
Product and equipment sales to affiliates	$28,686	$24,352	$21,562
Subcontracting activities	1,799	2,231	1,790
Commissions received	1,135	782	149
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	266,687	395,035	391,019
Other:
Dividends paid	18,270	18,270	18,270

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

15.	Segment and Geographic Information:

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

The tables below present information about reported segments for the years ended March 31,

	2004	2005	2006
Net sales:
Passive components	$801,105	$798,949	$827,262
KED Resale	283,035	417,434	427,539
Connectors	52,437	66,819	78,407
Total	$1,136,577	$1,283,202	$1,333,208

Operating profit (loss):
Passive components	$(140,220)	$76,582	$95,515
KED Resale	24,284	23,511	32,713
Connectors	3,682	6,975	6,393
Research & development	(13,877)	(11,049)	(10,892)
Corporate administration	(16,644)	(25,411)	(27,548)
Total	$(142,775)	$70,608	$96,181

Depreciation:
Passive components	$87,818	$74,352	$57,272
KED Resale	363	626	612
Connectors	3,143	3,472	4,638
Research & development	1,431	1,082	1,114
Corporate administration	1,042	1,202	1,330
Total	$93,797	$80,734	$64,966

Assets:
Passive components	$562,992	$600,509	$471,991
KED Resale	19,953	33,163	31,347
Connectors	24,677	35,272	34,156
Research & development	8,372	7,470	6,747
Cash, A/R and L/T investments	896,398	876,532	976,773
Goodwill - Passive components	59,470	59,909	59,206
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	85,738	66,617	84,711
Total	$1,667,877	$1,689,749	$1,675,208

Capital expenditures:
Passive components	$31,586	$41,250	$34,899
KED Resale	41	160	136
Connectors	1,242	6,446	5,889
Research & development	761	370	331
Corporate administration	82	98	73
Total	$33,712	$48,324	$41,328

No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2004, 2005 or 2006.

The following geographic data is based upon net sales generated by operations located within that geographic area and long-lived assets based upon physical location.

	Years Ended March 31,
	2004	2005	2006
Net sales:
Americas	$376,533	$402,155	$418,056
Europe	308,152	346,370	311,078
Asia	451,892	534,677	604,074
Total	$1,136,577	$1,283,202	$1,333,208

Property, plant and equipment, net:
Americas	$102,456	$87,973	$80,324
Europe	162,080	153,661	121,889
Asia	23,466	24,258	30,737
Total	$288,002	$265,892	$232,950

16.	Environmental Matters and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend its interests. The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site. We also operate on sites that may have potential future environmental issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs. These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party. Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to the current activities related to these matters.

We also operate on sites that may have potential future environmental issues as a result of activities prior to the start of operations by AVX. Even though we have been indemnified for such environmental matters, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserves for its projected share of these costs. Reserves for current remediation, compliance and legal costs totaled $2,242 at March 31, 2006. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

17.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2005 and 2006 is as follows:

	First Quarter		Second Quarter
	2005	2006	2005	2006
Net sales	$345,018	$319,814	$329,983	$325,931
Gross profit (loss)	56,182	37,853	52,907	45,056
Net income (loss)	22,892	10,230	18,615	17,025
Basic earnings (loss) per share	0.13	0.06	0.11	0.10
Diluted earnings (loss) per share	0.13	0.06	0.11	0.10

	Third Quarter		Fourth Quarter
	2005	2006	2005	2006
Net sales	$302,233	$349,068	$305,968	$338,395
Gross profit	35,339	58,422	33,610	65,960
Net income (loss)	7,620	24,414	6,605	30,083
Basic earnings (loss) per share	0.04	0.14	0.04	0.17
Diluted earnings (loss) per share	0.04	0.14	0.04	0.17

18.	Subsequent Event:

On April 17, 2006, the Board of Directors of the Company declared a $.0375 dividend per share of common stock with respect to the quarter ended March 31, 2006, payable on May 19, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation:

  We have completed integrated audits of AVX Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
May 30, 2006