Form 10-Q
period 2006-06-30
AVX CORP
filed 2006-08-09
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, par value $0.01 per share	171,930,563

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	June 30,
ASSETS	2006	2006
Current assets:
Cash and cash equivalents	$505,326	$568,853
Short-term investments in securities	158,995	185,000
Accounts receivable - trade	174,530	187,741
Accounts receivable - affiliates	2,918	4,412
Inventories	307,653	307,252
Deferred income taxes	25,196	24,702
Prepaid and other	29,154	30,683
Total current assets	1,203,772	1,308,643
Long-term investments in securities	135,004	109,000
Property and equipment	1,468,386	1,511,347
Accumulated depreciation	(1,235,436)	(1,277,183)
	232,950	234,164
Goodwill	69,483	70,065
Other assets	33,999	33,886
Total Assets	$1,675,208	$1,755,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$41,412	$47,179
Accounts payable - affiliates	63,599	67,877
Income taxes payable	9,179	19,223
Accrued payroll and benefits	34,272	33,241
Accrued expenses	22,568	30,361
Total current liabilities	171,030	197,881
Other liabilities	56,069	55,961
Total Liabilities	227,099	253,842
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share: Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share: Authorized, 300,000 shares; issued, 176,368 shares	1,764	1,764
Additional paid-in capital	338,784	339,469
Retained earnings	1,098,237	1,128,008
Accumulated other comprehensive income	62,589	86,592
Treasury stock, at cost: 4,152 and 4,338 shares at March 31 and June 30, 2006, respectively	(53,265)	(53,917)
Total Stockholders' Equity	1,448,109	1,501,916
Total Liabilities and Stockholders' Equity	$1,675,208	$1,755,758
See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2006
Net sales	$319,814	$366,408
Cost of sales	281,961	291,081
Gross profit	37,853	75,327
Selling, general and administrative expenses	27,771	28,374
Profit from operations	10,082	46,953
Other income (expense):
Interest income	4,745	7,994
Other, net	1,412	(1,269)
Income before income taxes	16,239	53,678
Provision for income taxes	6,009	17,445
Net income	$10,230	$36,233
Income per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.21
Weighted average common shares outstanding:
Basic	172,515	172,281
Diluted	172,796	173,096

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Three Months Ended June 30,
	2005	2006
Operating Activities:
Net income	$10,230	$36,233
Adjustment to reconcile net income to net cash from operating activities:
Depreciation	18,981	14,111
Stock-based compensation expense	-	700
Deferred income taxes	(397)	2,971
Gain on sale of property, plant & equipment	(892)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,695)	(12,464)
Inventories	25,140	5,788
Accounts payable and accrued expenses	(21,125)	20,169
Income taxes payable	4,799	10,087
Other assets	(2,086)	(854)
Other liabilities	1,334	(90)
Net cash provided by (used in) operating activities	27,289	76,651

Investing Activities:
Purchases of property and equipment	(6,431)	(9,160)
Purchases of investment securities	(50,000)	(39,000)
Proceeds from the sale of investment securities	16,000	39,000
Proceeds from property, plant & equipment dispositions	239	-
Net cash provided by (used in) investing activities	(40,192)	(9,160)

Financing Activities:
Dividends paid	(6,475)	(6,462)
Purchase of treasury stock	(7,210)	(2,378)
Proceeds from exercise of stock options	654	1,570
Excess tax benefit from stock-based payment arrangements	-	140
Net cash provided by (used in) financing activities	(13,031)	(7,130)

Effect of exchange rate on cash	(2,622)	3,166

Increase (decrease) in cash and cash equivalents	(28,556)	63,527

Cash and cash equivalents at beginning of period	490,470	505,326

Cash and cash equivalents at end of period	$461,914	$568,853

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three months ended June 30, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, goodwill, income taxes and contingencies. However, the Company did adopt a new critical accounting policy upon the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”) as discussed below.

Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measured stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants was measured as the excess of the quoted market price of common stock at the grant date over the exercise price. No related compensation expense was recognized, but as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the pro forma effect of stock-based compensation on net income and earnings (loss) per share for employee stock options granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model and disclosed in the notes to the financial statements as the estimated fair value of the options amortized to pro forma net income over the options' vesting period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). This statement is a revision of SFAS 123 and supersedes APB Opinion No. 25 and its related interpretations. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach. Under this method, compensation cost recognized during the three months ended June 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ vesting period, and (b) compensation cost for all options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. The Company's policy is to grant stock options at fair value (market) on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for the Company’s employee stock-based compensation plans for the three months ended June 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

		Three Months Ended
		June 30, 2005
Net income:
As reported		$10,230
Less:	Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(748)
Pro forma net income		$9,482

Earnings per share:
	Basic - as reported	$0.06
	Basic - pro forma	$0.05
	Diluted - as reported	$0.06
	Diluted - pro forma	$0.05

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):
Three Months Ended
June 30, 2006
Stock-based compensation expense
Cost of sales	$280
Selling, general and administrative expenses	420
Total stock-based compensation expense	$700

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding:

(in thousands, except for share data)	Three Months Ended June 30,
	2005	2006
Net Income	$10,230	$36,233
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,515	172,281
Basic earnings per share	$0.06	$0.21
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,515	172,281
Effect of stock options	281	815
Shares used in computing Diluted EPS (1)	172,796	173,096
Diluted Income per share	$0.06	$0.21

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 1,614 and 2,403 for the three months ended June 30, 2005 and 2006, respectively.

3.	Trade Accounts Receivable:

Trade accounts receivable consisted of:
	March 31, 2006	June 30, 2006
Gross Accounts Receivable - Trade	$199,090	$213,508
Less:
Allowances for doubtful accounts	1,772	1,533
Stock rotation and ship from stock and debit	14,292	15,289
Sales returns and discounts	8,496	8,945
Total allowances	24,560	25,767
Net Accounts Receivable - Trade	$174,530	$187,741

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2005	2006
Allowances for doubtful accounts:
Beginning Balance	$3,426	$1,772
Charges	265	(255)
Applications	(124)	-
Translation and other	(61)	16
Ending Balance	3,506	1,533

Stock rotation and ship from stock and debit:
Beginning Balance	18,174	14,292
Charges	10,421	10,964
Applications	(10,513)	(10,010)
Translation and other	(21)	43
Ending Balance	18,061	15,289

Sales returns and discounts:
Beginning Balance	11,043	8,496
Charges	4,125	5,063
Applications	(5,707)	(4,673)
Translation and other	(128)	59
Ending Balance	$9,333	$8,945

4.	Inventories:

Inventories consisted of:
	March 31, 2006	June 30, 2006
Finished goods	$97,963	$94,110
Work in process	81,055	89,642
Raw materials and supplies	128,635	123,500
	$307,653	$307,252

5.	Stock Based Compensation:

The Company has four fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650,000 shares of common stock. No awards were made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan the Company may grant options to employees for the purchase of up to an aggregate of 10,000,000 shares of common stock. Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually. Requisite service periods related to all plans begin on the grant date. The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 15,628,460 as of June 30, 2006.

Options exercised under the Company’s options plan are issued from the Company’s treasury shares. As of June 30, 2006, the Company has 5,998,800 shares that may yet be purchased under repurchase programs authorized by the Board of Directors. The Company purchased 1,240,000 shares at a cost of $15,800 during fiscal 2006 and 160,000 shares during the quarter ended June 30, 2006. The Company expects to continue to purchase shares during the remainder of the fiscal year.

Activity under the Company’s Stock Option Plans is summarized as follows:

	Number of Shares (a)	Average Price (b)	Average Life (years) (c)	Aggregated Intrinsic Value (d)
Outstanding at March 31, 2006	4,813	$14.72
Options granted	498	15.28
Options exercised	(135)	11.67		$922
Options cancelled	(20)	24.08
Outstanding at June 30, 2006	5,156	$14.84	5.64	$4,887
Exercisable at June 30, 2006	3,755	$15.38	4.48	$1,539

(a)	Options are in thousands
(b)	Weighted-average exercise price
(c)	Weighted-average contractual life remaining
(d)	In thousands

Unvested share activity under the Company’s Stock Options Plans for the three months ended June 30, 2006 is summarized as follows:

	Number of Shares (a)	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2006	1,382	$5.65
Options granted	498	6.44
Options forfeited	(8)	6.52
Options vested	(471)	6.23
Unvested balance at June 30, 2006	1,401	$5.73

(a)	In thousands

As of June 30, 2006, $6,030 of total unrecognized compensation costs related to unvested awards is expected to be recognized over a 4 year period.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $6.44 per share during the three months ended June 30, 2006 and $4.85 per share during the three months ended June 30, 2005. The condensed consolidated statement of operations includes $597, net of $103 of tax benefit, in stock-based compensation expense for the three months ended June 30, 2006.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The Company estimated volatility by considering the Company’s historical stock volatility. The Company calculated the dividend yield based on historical dividends paid. In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the three months ended June 30, 2006 was 6.4%. The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	Three Months Ended June 30,
	2005	2006
Expected life (in years)	4	5
Risk-free interest rate	4.00%	4.90%
Expected volatility	55.74%	44.83%
Dividend yield	1.33%	0.98%

6.	Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of June 30, 2006, its reserves of approximately $2,686 are appropriate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

On June 2, 2006, AVX received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the U.S. Environmental Protection Agency (“EPA”) with regard to $1,610 of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (“Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. A predecessor of AVX sold this Facility to an unrelated third party in 1973.

AVX is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by EPA with respect to the Facility. The potential impact on the Company’s financial position and results of operations cannot be determined at this time.

The Company is also involved in other disputes and legal proceedings arising in the normal course of business. While the Company cannot predict the outcome of these disputes and proceedings, the Company believes, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on the Company’s financial position, results of operations, or cash flows.

7.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income (loss), pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income includes the following components:
	Three Months Ended June 30,
	2005	2006
Net income	$10,230	$36,233
Other comprehensive income:
Foreign currency translation adjustment	(26,613)	24,978
Foreign currency cash flow hedges	(58)	(975)
Comprehensive income (loss)	$(16,441)	$60,236

The accumulated balance of comprehensive income (loss) is as follows:

	Three Months Ended June 30,
	2005	2006
Pension liability adjustment, net of tax	$(21,938)	$(24,647)
Foreign currency translation adjustment	95,277	112,309
Foreign currency cash flow hedges	(427)	(1,070)
Balance at end of period	$72,912	$86,592

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended June 30,
	2005	2006
Net sales:
Passive Components	$202,129	$228,039
KED Resale	99,442	115,993
Connectors	18,243	22,376
Total	$319,814	$366,408

	Three Months Ended June 30,
	2005	2006
Operating profit:
Passive Components	$11,898	$48,657
KED Resale	6,463	9,265
Connectors	1,352	1,715
Research & development	(2,545)	(2,547)
Corporate administration	(7,086)	(10,137)
Total	$10,082	$46,953

	March 31,	June 30,
	2006	2006
Assets:
Passive Components	$471,991	$470,726
KED Resale	31,347	31,222
Connectors	34,156	39,618
Research & development	6,747	6,747
Cash, A/R and investments in securities	976,773	1,055,006
Goodwill - Passive components	59,206	59,788
Goodwill - Connectors	10,277	10,277
Corporate administration	84,711	82,374
Total	$1,675,208	$1,755,758

The following geographic data is based upon net sales within particular geographic areas:

	Three Months Ended June 30,
	2005	2006
Net sales:
Americas	$100,254	$112,455
Europe	82,286	85,717
Asia	137,274	168,236
Total	$319,814	$366,408

9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Service cost	$90	$100	$305	$342
Interest cost	408	406	1,416	1,375
Expected return on plan assets	(409)	(399)	(1,160)	(1,252)
Amortization of prior service cost	16	18	16	15
Recognized actuarial loss	42	45	313	316
Net periodic pension cost	$147	$170	$890	$796

Based on current actuarial computations, the Company expects to make contributions of approximately $1,800 to the U.S. plans, in addition to the $3,800 to the international plans that was previously disclosed in our Form 10-K for the fiscal year ended March 31, 2006.

10.	Subsequent Event:

On July 19, 2006, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended June 30, 2006. The dividend will be paid to stockholders of record on July 31, 2006 and will be disbursed on August 14, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2007, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management's expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2006, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, property and equipment, goodwill, income taxes and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three month period ended June 30, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to revenue recognition, inventories, property and equipment, goodwill, income taxes and contingencies except as discussed below under “Stock-Based Compensation”.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, (“SFAS 123(R)”). With the adoption of SFAS 123(R), AVX has added “Stock-Based Compensation” as a critical accounting policy.

Among its provisions, SFAS 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations.

The Company uses the Black-Scholes-Merton option pricing model to value stock options, which requires the input of stock price and subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s stock price, risk-free interest rate and the expected dividend yield. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on the historical volatility of the Company’s stock price. Dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.

For fiscal 2007, the impact of adopting SFAS 123(R) is expected to reduce our operating income by approximately $2.7 million and our diluted earnings per share by approximately $0.02. Future changes in the subjective assumptions used in the Black-Scholes-Merton option pricing model or estimates associated with forfeitures could materially affect the stock-based compensation expense and consequently, the related amounts recognized in the Consolidated Statement of Operations. See Note 5 of our Consolidated Financial Statements for further discussion on our stock-based compensation.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnected products. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy. We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net income for the quarter ended June 30, 2006 increased $26.0 million to $36.2 million, or diluted earnings per share of $0.21, compared with $10.2 million, or $0.06 diluted earnings per share, in the comparable quarter last year.

in thousands, except per share data	Three Months Ended June 30,
	2005	2006
Net Sales	$319,814	$366,408
Gross Profit	37,853	75,327
Operating Income	10,082	46,953
Net Income	10,230	36,233
Diluted Earnings per Share	$0.06	$0.21

Net sales in the three months ended June 30, 2006 increased $46.6 million, or 14.6%, to $366.4 million compared to $319.8 million in the three months ended June 30, 2005 primarily as a result of increased customer demand for more sophisticated electronic devices and a favorable mix of value added products. Also contributing to the increased sales were the relatively low inventory levels in the supply chain and the continued favorable economic conditions. Overall sales prices have remained stable during the current quarter as a result of increased production capacity utilization to meet the strong end market demand for electronics. As a result, we had improved sales across all product lines when compared to the same quarter last year.

The table below represents product group revenues:

$(000's)	Three Months Ended June 30,
	2005	2006
Ceramic Components	$56,003	$61,970
Tantalum Components	68,611	74,326
Advanced Components	77,515	91,743
Total Passive Components	202,129	228,039
KDP and KSS Resale	85,261	98,564
KEC Resale	14,181	17,429
Total KED Resale	99,442	115,993
Connectors	18,243	22,376
Total Revenue	$319,814	$366,408

Passive component sales increased $25.9 million, or 12.8%, to $228.0 million in the three months ended June 30, 2006 from $202.1 million during the same quarter last year. The sales increase in Passive Components was primarily due to improved end-user demand for more sophisticated electronic devices and a favorable mix of value added products. Inventory levels in the supply chain remained relatively low as the end market demand for sophisticated electronics has increased. Compared to the same period last year, passive component unit volumes decreased approximately 3%. The impact of this decreased unit demand was offset by a favorable mix of value added products as reflected in the 18.4% increase in sales of our Advanced Components. The Company saw very little pricing pressure in the three months ended June 30, 2006 on commodity related products as the industry's production capacity utilization increased during the period when compared to the same period last year.

KDP and KSS Resale sales increased $13.3 million, or 15.6%, to $98.6 million in the three months ended June 30, 2006 compared to $85.3 million during the same period last year. The increase is attributable to a 20.7% increase in sales volume resulting from increased customer demand partially offset by lower average selling prices resulting primarily from changes in product mix when compared to the prior year.

Connector sales, including KEC Resale connectors, increased $7.4 million, or 22.8%, to $39.8 million in the three months ended June 30, 2006 compared to $32.4 million during the same period last year. This increase was primarily attributable to a 26.9% increase in volume due to increased customer demand and new programs, particularly in the automotive sector.

The Company's sales to independent electronic component distributor customers represented 43.4% of total sales for the period ended June 30, 2006, compared to 38.8% for the period ended June 30, 2005. This shift was primarily due to distributors reducing their purchases in order to reduce their inventory levels during the prior year’s quarter ended June 30, 2005. The Company's sales to distributors involve specific ship and debit, price concession and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $11.0 million, or 6.5% of gross sales to distributors, for the three months ended June 30, 2006 and $10.4 million, or 7.8% of gross sales to distributors, for the three months ended June 30, 2005. This decrease as a percentage of distributor customer sales is reflective of lower inventory levels at our distributor customers, increased demand and a stable pricing environment. Applications under such programs for the quarter ended June 30, 2006 and 2005 were approximately $10.0 million and $10.5 million, respectively.

Geographically, compared to the same period last year, sales increased 22.6% in Asia, 12.2% in the Americas and 4.2% in Europe reflecting increased customer production and demand, particularly in the Asian region. Unit sales volumes increased by 20.0% in Asia, partially offset by decreases of 9.9% in the Americas and 3.8% in Europe compared to the same period last year, reflecting the continued shift of customer production to the Asian region.

Gross profit in the three months ended June 30, 2006 increased to 20.6% of sales, or $37.5 million, to $75.3 million compared to 11.8% of sales, or $37.9 million in the three months ended June 30, 2005. This increase reflects our enhanced production capabilities in lower cost regions in addition to higher sales volumes and a product mix reflecting the Company’s marketing focus on higher margin value added products. Compared to the same period last year, depreciation expense was lower by $4.9 million, partially offset by unfavorable currency exchange as the U.S. dollar weakened against certain foreign currencies.

Selling, general and administrative expenses in the three months ended June 30, 2006 were $28.4 million, or 7.7% of net sales, compared with $27.8 million, or 8.7% of net sales, in the three months ended June 30, 2005. Increased selling expenses during the quarter due to higher sales were partially offset by lower professional fees when compared to the same period last year.

As a result of the above factors, the Company reported income from operations of $47.0 million in the three months ended June 30, 2006 compared to $10.1 million in the three months ended June 30, 2005.

Other income increased $0.6 million to $6.7 million in the three months ended June 30, 2006 compared to $6.2 million in the same period last year. This increase is primarily due to higher interest income on higher cash and securities investment balances partially offset by foreign currency exchange losses.

The Company's effective tax rate for the period ended June 30, 2006 was 32.5% compared to 37.0% for the same period last year. This decrease is primarily due to higher expected profits in certain low tax jurisdictions in the current period. In addition, compared to the same period last year, the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations was less significant.

Net income for the three-month period ended June 30, 2006 was $36.2 million compared to a net income of $10.2 million for the same period last year. The increase in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry has shown continued improvement during recent quarters. We believe that the overall market will continue to grow during fiscal 2007. Our near-term results will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, medical and other electronic markets. We expect a stable pricing environment as we believe that demand for our products has caught up with capacity. Additionally, benefits from our enhanced production capabilities will continue to benefit us in the near- term. We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of June 30, 2006, the Company had a current ratio of 6.6 to 1, $862.9 million of cash, cash equivalents and short and long term investments in securities, $1.5 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $76.7 million in the three months ended June 30, 2006 compared to $27.2 million of cash provided by operating activities in the three months ended June 30, 2005. The increase in cash flow from operating activities compared to the same period last year was primarily a result of higher income and accounts payable offset in part by higher accounts receivable as a result of our increased sales. In addition, working capital was favorably impacted by an increase in accounts payable and other changes in net working capital during the three months ended June 30, 2006.

Purchases of property and equipment were $9.2 million in the three months ended June 30, 2006 compared to $6.4 million in the three months ended June 30, 2005. Expenditures were primarily related to the enhancement of our production capabilities related to process improvements in passive component product lines and expansion of production of some advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $40 million to $45 million in fiscal 2007. The actual amount of capital expenditures will depend upon the outlook for end market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2006, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of June 30, 2006, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Additionally, the Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2006, we did not have any of these delivery contracts outstanding.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of June 30, 2006, its reserves of approximately $2.7 million are appropriate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

On June 2, 2006, AVX received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the U.S. Environmental Protection Agency (“EPA”) with regard to $1.6 million of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (“Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. A predecessor of AVX sold this Facility to an unrelated third party in 1973.

AVX is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by EPA with respect to the Facility. The potential impact on the Company’s financial position and results of operations cannot be determined at this time.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover our exchange risk on purchases, operating expenses and sales. Currency exchange gains and losses on foreign currency hedge contracts have been immaterial during the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management include the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See disclosure regarding litigation in Note 6 of our Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by AVX during the three months ended June 30, 2006 of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
4/1/06 - 4/30/06	-	$-	-	6,158,800
5/1/06 - 5/31/06	-	-	-	6,158,800
6/1/06 - 6/30/06	160,000	14.86	160,000	5,998,800
Total	160,000	$14.86	160,000	5,998,800

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

The Company held its Annual Meeting of Stockholders on July 19, 2006 for the purpose of electing four directors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal:

Class II directors with terms expiring at the Annual Meeting in July of 2009 were elected with the following votes:

		Shares Voted "For"	Shares "Withheld"
Class II	John S. Gilbertson	154,347,330	13,162,181
Class II	Makoto Kawamura	154,353,509	13,156,002
Class II	Rodney N. Lanthorne	154,350,990	13,158,521
Class II	Joseph Stach	166,586,601	922,910

The following is a summary of directors who were not up for election and continue in office:

Class I	Kazuo Inamori
Class I	Kensuke Itoh
Class I	Benedict P. Rosen
Class I	Richard Tressler
Class III	Yasuo Nishiguchi
Class III	Masahiro Umemura
Class III	Yuzo Yamamura
Class III	Donald B. Christiansen

Yasuo Nishiguchi retired from our Board of Directors on July 19, 2006 following the annual meeting.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2006.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2006.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary