Form 10-Q
period 2006-09-30
AVX CORP
filed 2006-11-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, par value $0.01 per share	172,145,260

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	September 30,
ASSETS	2006	2006
Current assets:
Cash and cash equivalents	$505,326	$650,676
Short-term investments in securities	158,995	105,000
Accounts receivable - trade	174,530	196,353
Accounts receivable - affiliates	2,918	2,854
Inventories	307,653	318,039
Deferred income taxes	25,196	24,676
Prepaid and other	29,154	34,885
Total current assets	1,203,772	1,332,483
Long-term investments in securities	135,004	129,969
Property and equipment	1,468,386	1,541,009
Accumulated depreciation	(1,235,436)	(1,305,325)
	232,950	235,684
Goodwill	69,483	70,424
Other assets	33,999	30,952
Total Assets	$1,675,208	$1,799,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$41,412	$46,536
Accounts payable - affiliates	63,599	73,865
Income taxes payable	9,179	13,916
Accrued payroll and benefits	34,272	33,652
Accrued expenses	22,568	29,619
Total current liabilities	171,030	197,588
Other liabilities	56,069	53,952
Total Liabilities	227,099	251,540
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares	1,764	1,764
Additional paid-in capital	338,784	339,705
Retained earnings	1,098,237	1,160,340
Accumulated other comprehensive income	62,589	101,944
Treasury stock, at cost:
4,152 and 4,256 shares at March 31 and September 30, 2006, respectively	(53,265)	(55,781)
Total Stockholders' Equity	1,448,109	1,547,972
Total Liabilities and Stockholders' Equity	$1,675,208	$1,799,512

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2006	2005	2006
Net sales	$325,931	$374,648	$645,745	$741,056
Cost of sales	280,875	296,757	562,836	587,838
Gross profit	45,056	77,891	82,909	153,218
Selling, general and administrative expenses	25,873	29,415	53,644	57,789
Profit from operations	19,183	48,476	29,265	95,429
Other income (expense):
Interest income	5,339	9,639	10,084	17,633
Interest expense	(999)	-	(999)	-
Other, net	434	(655)	1,846	(1,924)
Income before income taxes	23,957	57,460	40,196	111,138
Provision for income taxes	6,932	18,675	12,941	36,120
Net income	$17,025	$38,785	$27,255	$75,018
Income per share:
Basic	$0.10	$0.23	$0.16	$0.44
Diluted	$0.10	$0.22	$0.16	$0.43
Weighted average common shares outstanding:
Basic	172,691	172,094	172,604	172,187
Diluted	173,203	172,784	172,997	172,952

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
	Six Months Ended September 30,
	2005	2006
Operating Activities:
Net income	$27,255	$75,018
Adjustment to reconcile net income to net cash from operating activities:
Depreciation	36,529	27,275
Stock-based compensation expense	-	1,365
Deferred income taxes	1,227	6,937
Gain on sale of property, plant & equipment	(924)	-
Changes in operating assets and liabilities:
Accounts receivable	(20,501)	(17,804)
Inventories	32,292	(384)
Accounts payable and accrued expenses	(16,551)	29,419
Income taxes payable	3,648	4,505
Other assets	5,170	(5,107)
Other liabilities	(1,329)	(2,605)
Net cash provided by (used in) operating activities	66,816	118,619

Investing Activities:
Purchases of property and equipment	(17,428)	(21,975)
Purchases of investment securities	(80,000)	(79,000)
Redemption of investment securities	16,000	138,000
Proceeds from property, plant & equipment dispositions	275	-
Other	425	-
Net cash provided by (used in) investing activities	(80,728)	37,025

Financing Activities:
Dividends paid	(12,926)	(12,916)
Purchase of treasury stock	(7,210)	(7,526)
Proceeds from exercise of stock options	5,230	3,958
Excess tax benefit from stock-based payment arrangements	-	608
Net cash provided by (used in) financing activities	(14,906)	(15,876)

Effect of exchange rate on cash	(4,353)	5,582

Increase (decrease) in cash and cash equivalents	(33,171)	145,350

Cash and cash equivalents at beginning of period	490,470	505,326

Cash and cash equivalents at end of period	$457,299	$650,676

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three-month period ended September 30, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, income taxes and contingencies except as discussed below under “Stock-Based Compensation.”

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS 123 and supersedes APB Opinion No. 25 and its related interpretations. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach. Under this method, compensation cost recognized during the three and six months ended September 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ vesting period, and (b) compensation cost for all options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. The Company's policy is to grant stock options at fair value (market) on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for the Company’s employee stock-based compensation plans for the three and six months ended September 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

		Three Months Ended	Six Months Ended
		September 30, 2005	September 30, 2005
Net income:
As reported		$17,025	$27,255
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(791)	(1,539)
Pro forma net income		$16,234	$25,716

Earnings per share:
	Basic - as reported	$0.10	$0.16
	Basic - pro forma	$0.09	$0.15
	Diluted - as reported	$0.10	$0.16
	Diluted - pro forma	$0.09	$0.15

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):
	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense
Cost of sales	$266	$546
Selling, general and administrative expenses	399	819
Total stock-based compensation expense	$665	$1,365

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures in accordance with this standard as of its fiscal year ending March 31, 2007. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin  No. 108 (“SAB 108”), which  provides the Staff's views on applying generally accepted accounting  principles to the quantification of financial statement errors based on the effects of the error on each of a company’s financial statements. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006.  The Company believes that SAB 108 will not have a material impact on our consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
(in thousands, except for share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net Income	$17,025	$38,785	$27,255	$75,018
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,691	172,094	172,604	172,187
Basic earnings per share	$0.10	$0.23	$0.16	$0.44
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,691	172,094	172,604	172,187
Effect of stock options	512	690	393	765
Shares used in computing Diluted EPS (1)	173,203	172,784	172,997	172,952
Diluted Income per share	$0.10	$0.22	$0.16	$0.43

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 965 shares and 3,028 shares and 1,101 shares and 2,663 shares for the three months and six months ended September 30, 2005 and 2006, respectively.

3.	Trade Accounts Receivable:

Trade accounts receivable consisted of:
	March 31, 2006	September 30, 2006
Gross Accounts Receivable - Trade	$199,090	$223,171
Less:
Allowances for doubtful accounts	1,772	1,415
Stock rotation and ship from stock and debit	14,292	15,742
Sales returns and discounts	8,496	9,661
Total allowances	24,560	26,818
Net Accounts Receivable - Trade	$174,530	$196,353

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to sales returns, distributor adjustments and discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Allowances for doubtful accounts:
Beginning Balance	$3,506	$1,533	$3,426	$1,772
Charges	(81)	3	184	(252)
Applications	(1,632)	(137)	(1,756)	(137)
Translation and other	(9)	16	(70)	32
Ending Balance	1,784	1,415	1,784	1,415

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Stock rotation and ship from stock and debit:
Beginning Balance	18,061	15,289	18,174	14,292
Charges	10,100	10,935	20,521	21,899
Applications	(10,849)	(10,503)	(21,362)	(20,513)
Translation and other	(22)	21	(43)	64
Ending Balance	17,290	15,742	17,290	15,742

Sales returns and discounts:
Beginning Balance	9,333	8,945	11,043	8,496
Charges	6,295	8,341	10,420	13,404
Applications	(7,377)	(7,672)	(13,084)	(12,345)
Translation and other	58	47	(70)	106
Ending Balance	$8,309	$9,661	$8,309	$9,661

4.	Inventories:

Inventories consisted of:
	March 31, 2006	September 30, 2006
Finished goods	$97,963	$101,646
Work in process	81,055	93,327
Raw materials and supplies	128,635	123,066
	$307,653	$318,039

5.	Stock-based Compensation:

The Company has four fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300,000 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650,000 shares of common stock. No awards were made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan the Company may grant options to employees for the purchase of up to an aggregate of 10,000,000 shares of common stock. Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually. Requisite service periods related to all plans begin on the grant date. The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 15,372,458 as of September 30, 2006.

Options exercised under the Company’s option plans are issued from the Company’s treasury shares. As of September 30, 2006, the Company has 5,668,800 shares that may yet be purchased under repurchase programs authorized by the Board of Directors. The Company purchased 1,240,000 shares at a cost of $15,788 during fiscal 2006 and 490,000 shares during the six months ended September 30, 2006. The Company expects to continue to purchase shares during the remainder of the fiscal year.

Activity under the Company’s Stock Option Plans is summarized as follows:

	Number of Shares (a)	Average Price (b)	Average Life (years) (c)	Aggregated Intrinsic Value (d)

Outstanding at March 31, 2006	4,813	$14.72
Options granted	513	15.27
Options exercised	(387)	10.24		$2,485
Options cancelled/forfeited	(40)	18.98
Outstanding at September 30, 2006	4,899	$15.12	5.60	$12,580

Exercisable at September 30, 2006	3,628	$15.66	4.52	$7,356

(a)	In thousands
(b)	Weighted-average exercise price
(c)	Weighted-average contractual life remaining
(d)	In thousands

Unvested share activity under the Company’s Stock Options Plans for the six months ended September 30, 2006 is summarized as follows:
	Number of Shares (a)	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2006	1,382	$5.65
Options granted	513	5.44
Options forfeited	(21)	5.76
Options vested	(603)	6.34
Unvested balance at September 30, 2006	1,271	$5.39

(a)	In thousands

As of September 30, 2006, $3,700 of total unrecognized compensation costs related to unvested awards is expected to be recognized over approximately four years.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $5.44 per share during the six months ended September 30, 2006 and $4.91 per share during the six months ended September 30, 2005. The condensed consolidated statement of operations includes $1,173, net of $192 of tax benefit, in stock-based compensation expense for the six months ended September 30, 2006.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The Company estimated volatility by considering the Company’s historical stock volatility. The Company calculated the dividend yield based on historical dividends paid. In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the six months ended September 30, 2006 was 6.4%. The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Expected life (in years)	4	5	4	5
Risk-free interest rate	4.00%	4.90%	4.00%	4.90%
Expected volatility	55.74%	34.93%	55.74%	35.25%
Dividend yield	1.11%	1.00%	1.31%	0.98%

6.	Commitments and Contingencies:

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of September 30, 2006, its reserves of approximately $2,528 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

On June 2, 2006, AVX received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the U.S. Environmental Protection Agency (“EPA”) with regard to $1,610 (subsequently modified to $738) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (“Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. A predecessor of AVX sold this Facility to an unrelated third party in 1973.

AVX is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility. In August 2006, AVX provided a written response to the EPA, denying liability. AVX anticipates further discussions with the EPA. The potential impact on the Company’s financial position and results of operations cannot be determined at this time.

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

Comprehensive income includes the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net income	$17,025	$38,785	$27,255	$75,018
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,901)	14,648	(33,514)	39,626
Foreign currency cash flow hedges	233	704	175	(271)
Comprehensive income (loss)	$10,357	$54,137	$(6,084)	$114,373

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net sales:
Passive Components	$200,146	$221,284	$402,275	$449,323
KED Resale	106,499	128,213	205,941	244,206
Connectors	19,286	25,151	37,529	47,527
Total	$325,931	$374,648	$645,745	$741,056

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Operating profit:
Passive Components	$17,789	$46,244	$29,687	$94,901
KED Resale	7,605	10,419	14,068	19,684
Connectors	1,728	2,132	3,080	3,847
Research & development	(2,532)	(2,775)	(5,077)	(5,322)
Corporate administration	(5,407)	(7,544)	(12,493)	(17,681)
Total	$19,183	$48,476	$29,265	$95,429

	March 31, 2006	September 30, 2006
Assets:
Passive Components	$471,991	$476,674
KED Resale	31,347	37,174
Connectors	34,156	41,015
Research & development	6,747	6,781
Cash, A/R and investments in securities	976,773	1,084,852
Goodwill - Passive components	59,206	60,147
Goodwill - Connectors	10,277	10,277
Corporate administration	84,711	82,592
Total	$1,675,208	$1,799,512

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net sales:
Americas	$102,769	$108,874	$203,023	$221,329
Europe	75,931	82,999	158,217	168,716
Asia	147,231	182,775	284,505	351,011
Total	$325,931	$374,648	$645,745	$741,056

9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2005 and 2006 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Service cost	$90	$100	$305	$342
Interest cost	408	406	1,416	1,375
Expected return on plan assets	(409)	(399)	(1,160)	(1,252)
Amortization of prior service cost	16	18	16	15
Recognized actuarial loss	42	45	313	316
Net periodic pension cost	$147	$170	$890	$796

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Service cost	$180	$200	$610	$684
Interest cost	816	812	2,832	2,750
Expected return on plan assets	(818)	(798)	(2,320)	(2,504)
Amortization of prior service cost	32	36	32	30
Recognized actuarial loss	84	90	626	632
Net periodic pension cost	$294	$340	$1,780	$1,592

The Company made pension contributions of $1,803 to fund its U.S. Plans in the quarter ended September 30, 2006. The Company will not make any further contributions to the U.S. Plans during the 2007 fiscal year.

10.	Subsequent Events:

On October 18, 2006, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended September 30, 2006. The dividend will be paid to stockholders of record on November 3, 2006 and will be disbursed on November 13, 2006.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three month period ended September 30, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to revenue recognition, inventories, property and equipment, income taxes and contingencies except as discussed below under “Stock-Based Compensation”.

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

The Company uses the Black-Scholes-Merton option pricing model to value stock options, which requires the input of stock price and subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s stock price, risk-free interest rate and the expected dividend yield. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on the historical volatility of the Company’s stock price over the expected term. Dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.

For fiscal 2007, the impact of adopting SFAS 123(R) is expected to reduce our operating income by approximately $2.6 million and our diluted earnings per share by approximately $0.02. Future changes in the subjective assumptions used in the Black-Scholes-Merton option pricing model or estimates associated with forfeitures could materially affect the stock-based compensation expense and consequently, the related amounts recognized in the Consolidated Statement of Operations. See Note 5 of our Consolidated Financial Statements for further discussion on our stock-based compensation.

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

Results of Operations - Three Months Ended September 30, 2006 and 2005

Net income for the quarter ended September 30, 2006 was $38.8 million, or diluted earnings per share of $0.22, compared with $17.0 million, or $0.10 diluted earnings per share for the quarter ended September 30, 2005.

in thousands, except per share data	Three Months Ended September 30,
	2005	2006
Net Sales	$325,931	$374,648
Gross Profit	45,056	77,891
Operating Income	19,183	48,476
Net Income	17,025	38,785
Diluted Earnings per Share	$0.10	$0.22

Net sales in the three months ended September 30, 2006 increased $48.7 million, or 14.9%, to $374.6 million compared to $325.9 million in the three months ended September 30, 2005 primarily as a result of improved customer demand and a favorable mix of value added products as end-user demand for more sophisticated electronic devices continued. Supply chain inventory levels have remained relatively low, further contributing to the increased demand. Overall sales prices have remained stable during the current quarter as a result of the continued high production capacity utilization needed to meet the strong end market demand for electronics in addition to the continued favorable economic conditions. As a result, we had improved sales across all product lines when compared to the same quarter last year.

The table below represents product group revenues for the three-month periods ended September 30, 2005 and September 30, 2006.

$(000's)	Three Months Ended September 30,
	2005	2006
Ceramic Components	$54,498	$57,254
Tantalum Components	64,846	67,761
Advanced Components	80,802	96,269
Total Passive Components	200,146	221,284
KDP and KKC Resale	90,904	109,118
KEC Resale	15,595	19,095
Total KED Resale	106,499	128,213
Connectors	19,286	25,151
Total Revenue	$325,931	$374,648

Passive component sales increased $21.1 million, or 10.6%, to $221.3 million in the three months ended September 30, 2006 from $200.1 million during the same quarter last year. The sales increase in passive components was primarily due to a more favorable mix of valued added products resulting from an increased end-user demand for more sophisticated electronic devices as reflected in the 19.1% increase in sales of our Advanced Components compared to the same period last year. Passive component unit sales volumes increased approximately 2.0%. We saw very little pricing pressure in the three months ended September 30, 2006 on commodity related products as the industry’s production capacity utilization increased during the period when compared to the same period last year.

KDP and KKC Resale sales increased 20.0% to $109.1 million in the three months ended September 30, 2006 compared to $90.9 million during the same period last year. The increase during the quarter ended September 30, 2006 is primarily attributable to a 16.5% increase in unit sales volume resulting from increased customer demand.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $9.3 million, or 26.8%, to $44.2 million in the three months ended September 30, 2006 compared to $34.9 million during the same period last year. This increase was primarily attributable to new programs and customer demand, particularly in the automotive sector.

The Company's sales to independent electronic distributor customers represented 41.4% of total sales for the three months ended September 30, 2006, compared to 38.4% for the three months ended September 30, 2005. This shift was primarily due to distributors reducing their inventory levels during the prior year’s quarter ended September 30, 2005. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $10.9 million, or 6.6% of gross sales to distributor customers, for the three months ended September 30, 2006 and $10.1 million, or 7.5% of gross sales to distributor customers, for the three months ended September 30, 2005. The decrease as a percentage of distributor customer sales is reflective of lower inventory levels at our distributor customers, increased demand and a stable pricing environment. Applications under such programs for the quarters ended September 30, 2006 and 2005 were approximately $10.5 million and $10.8 million, respectively.

Geographically, compared to the same period last year, sales increased 24.1% in Asia, 5.9% in the Americas and 9.3% in Europe reflecting increased customer production and demand, especially in the Asian region. Unit sales volume increased 16.0% in Asia and 3.6% in the Americas partially offset by a 5.3% decrease in Europe when compared to the same period last year.

Gross profit in the three months ended September 30, 2006 increased $32.8 million to $77.9 million compared to $45.1 million in the three months ended September 30, 2005. This increase reflects our enhanced production capabilities in lower cost regions in addition to the higher sales volumes and improved product mix reflecting the Company’s focus on higher margin value added products that support the more sophisticated end-user demands in electronics. Compared to the same period last year, depreciation expense was lower by $4.3 million reflecting lower capital spending in recent years, partially offset by unfavorable currency exchange as the U.S. dollar weakened against certain foreign currencies.

Selling, general and administrative expenses in the three months ended September 30, 2006 were $29.4 million, or 7.9% of net sales, compared to $25.9 million, or 7.9% of net sales, in the three months ended September 30, 2005. The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting from higher sales and an increase in wages and benefits.

As a result of the above factors, income from operations improved $29.3 million to $48.5 million in the three months ended September 30, 2006 compared to $19.2 million in the three months ended September 30, 2005.

Other income increased $4.2 million to $9.0 million in the three months ended September 30, 2006 compared to $4.8 million in the same period last year. This increase is primarily due to higher interest income on higher cash and securities investment balances partially offset by foreign currency exchange losses.

The Company's effective tax rate for the period ended September 30, 2006 was 32.5% compared to 28.9% for the same period last year. In the three-month period ended September 30, 2005, the Company recorded a non-cash income tax benefit of $1.9 million for the favorable settlement of certain income tax exposures related to prior years. Excluding the $1.9 million settlement in the prior year, the Company’s effective tax rate was 32.5% and 36.9% for the three month periods ended September 30, 2006 and 2005, respectively. This lower effective tax rate is primarily due to higher expected profits in certain low tax jurisdictions in the current period when compared to the same period last year. In addition, the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations was less significant.

Net income for the three-month period ended September 30, 2006 was $38.8 million compared to net income of $17.0 million for the three-month period ended September 30, 2005. The increase in net income was a result of the factors set forth above.

Results of Operations - Six Months Ended September 30, 2006 and 2005

Net income for the six months period ended September 30, 2006 increased $47.8 million to $75.0 million, or diluted earnings per share of $0.43, compared to $27.3 million or $0.16 diluted earnings per share in the six months ended September 30, 2005.

in thousands, except per share data	Six Months Ended September 30,
	2005	2006
Net Sales	$645,745	$741,056
Gross Profit	82,909	153,218
Operating Income	29,265	95,429
Net Income	27,255	75,018
Diluted Earnings per Share	$0.16	$0.43

Net sales in the six months ended September 30, 2006 increased $95.3 million, or 14.8%, to $741.1 million compared to $645.7 million during the same period last year primarily as a result of increased customer demand and a favorable mix of value added products driven by end-user demand for more sophisticated electronic devices. Also contributing to the increased sales were relatively low inventory levels in the supply chain and the continued favorable economic conditions. Overall sales prices have remained stable during the first six months of this fiscal year as a result of increased capacity utilization to meet the strong end-user demand for electronics. As a result, we had improved sales across all product lines when compared to the same six-month period last year.

The table below represents product group revenues for the six-month periods ended September 30, 2005 and September 30, 2006.

$(000's)	Six Months Ended September 30,
	2005	2006
Ceramic Components	$110,501	$119,224
Tantalum Components	133,457	142,087
Advanced Components	158,317	188,012
Total Passive Components	402,275	449,323
KDP and KKC Resale	176,165	207,682
KEC Resale	29,776	36,524
Total KED Resale	205,941	244,206
Connectors	37,529	47,527
Total Revenue	$645,745	$741,056

Passive component sales increased $47.0 million, or 11.7%, to $449.3 million in the six months ended September 30, 2006 from $402.3 million during the same period last year. The sales increase in Passive Components was primarily due to increased customer demand and a favorable mix of value added products as end-user demand for more sophisticated electronic devices continues to improve when compared to the same period last year. Inventory levels in the supply chain remained relatively low during the first six months of this fiscal year as demand has increased. Compared to last year, unit sales volumes were down approximately 1.0%. The impact of the slightly lower unit demand was offset by a favorable mix of value added products as reflected in the 18.8% increase in sales of our Advanced Components. We saw very little pricing pressure in the six month period ended September 30, 2006 as the industry’s production capacity utilization increased during the period to meet the increased demand when compared to last year.

KDP and KKC Resale sales, increased $31.5 million to $207.7 million in the six months ended September 30, 2006 compared to $176.2 million during the same period last year. The increase is attributable to an 18.5% increase in unit sales volumes resulting from increased customer demand and an improved product mix when compared to the same period last year.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased to $84.1 million in the six months ended September 30, 2006 compared to $67.3 million during the same period last year. This increase was primarily attributable to increased customer demand and new programs, particularly in the automotive sector.

The Company's sales to independent electronic distributor customers represented 42.4% of total sales for the six-month period ended September 30, 2006, compared to 38.6% for the six-month period ended September 30, 2005. This shift was primarily due to distributors reducing their inventory levels in line with end market demand during the comparable period last year. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $21.9 million, or 6.5% of gross sales to distributor customers, for the six months ended September 30, 2006 and $20.5 million, or 7.6% of gross sales to distributor customers, for the six months ended September 30, 2005. This decrease is reflective of lower inventory levels at our distributor customers, increased demand and a stable pricing environment. Applications under such programs for the six-month periods ended September 30, 2006 and 2005 were approximately $20.5 million and $21.4 million, respectively.

Geographically, compared to the same period last year, sales increased 9.0% in the Americas, 6.6% in Europe and 23.4% in Asia reflecting increased customer production and end-user demand in the Asian region. Unit sales volumes increased 17.9% in Asia partially offset by decreases of 3.2% and 4.5% in the Americas and Europe respectively, reflecting the increased demand in Asia as more global production is moved into that region.

Gross profit in the six months ended September 30, 2006 increased $70.3 million to $153.2 million compared to $82.9 million in the six months ended September 30, 2005. This increase reflects our enhanced production capabilities in lower cost regions in additions to higher sales and an improved product mix reflecting the Company’s marketing focus on higher margin value added products as end-user demand for more sophisticated electronics continues to improve. Compared to the same six-month period last year, depreciation expense was lower by $9.2 million reflecting lower capital spending in recent years partially offset by unfavorable currency exchange as the U.S. dollar weakened against certain foreign currencies.

Selling, general and administrative expenses in the six months ended September 30, 2006 were $57.8 million, or 7.8% of net sales, compared with $53.6 million, or 8.3% of net sales, in the six months ended September 30, 2005. The increase was primarily attributable to higher selling and personnel expense due to higher sales.

As a result of the above factors, income from operations increased $66.2 million to $95.4 million in the six months ended September 30, 2006 compared to $29.3 million in the six months ended September 30, 2005.

Other income increased $4.8 million to $15.7 million in the six months ended September 30, 2006 compared to $10.9 million in the same period last year. This increase is primarily due to higher interest income resulting from higher returns on higher cash and securities investment balances partially offset by foreign currency exchange losses.

The Company's effective tax rate for the six-month period ended September 30, 2006 was 32.5% compared to 32.2% for the same period last year. In the six month period ended September 30, 2005, the Company recorded a non-cash income tax benefit of $1.9 million for the favorable settlement of certain income tax exposures related to prior years. Excluding the $1.9 million settlement in the prior year, the Company’s effective tax rate was 32.5% and 36.9% for the six month periods ended September 30, 2006 and 2005, respectively. This lower effective tax rate is primarily due to higher expected profits in certain low tax jurisdictions in the current period when compared to the same period last year. In addition, the Company’s inability to recognize tax benefits resulting from operating losses for certain European and Asian operations was less significant.

Net income for the six-month period ended September 30, 2006 increased $47.8 million to $75.0 million compared to net income of $27.3 million for the six-month period ended September 30, 2005. The increase in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive and other electronic markets. We expect a continued, stable pricing environment as we believe that demand for our products has caught up with capacity. Additionally, the Company expects to continue to receive near-term benefits from our enhanced production capabilities in lower cost regions. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Product and Connector product lines due to advances in component design and increased end-user demand for more sophisticated electronics.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of September 30, 2006, the Company had a current ratio of 6.7 to 1, $885.6 million of cash, cash equivalents and short-term and long-term investments in securities, $1.5 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $118.6 million in the six months ended September 30, 2006 compared to $66.8 million of cash provided by operating activities in the six months ended September 30, 2005. The increase in cash flow from operating activities compared to the same period last year was primarily a result of higher income and accounts payable, offset in part by higher accounts receivable due to our increased sales.

Purchases of property and equipment were $22.0 million in the six-month period ended September 30, 2006 compared to $17.4 million in the six-month period ended September 30, 2005. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of $40 million to $45 million in fiscal 2007. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2006, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of September 30, 2006, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2006, we did not have any of these delivery contracts outstanding.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of September 30, 2006, its reserves of approximately $2.5 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the U.S. Environmental Protection Agency (“EPA”) with regard to $1.6 million (subsequently modified to $0.7 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (“Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. A predecessor of AVX sold this Facility to an unrelated third party in 1973.

We are investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility. In August 2006, we provided a written response to the EPA, denying liability. We anticipate further discussions with the EPA. The potential impact on our financial position and results of operations cannot be determined at this time.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year beginning April 1, 2007. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. We are required to initially recognize the funded status of our defined benefit plans and to provide the required disclosures in accordance with this standard as of our fiscal year ending March 31, 2007. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin  No. 108 (“SAB 108”), which  provides the Staff's views on applying generally accepted accounting  principles to the quantification of financial statement errors based on the effects of the error on each of a company’s financial statements. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006.  We believe that SAB 108 will not have a material impact on our consolidated financial statements.

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

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of AVX equity securities by AVX during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
7/1/06 - 7/31/06	115,000	$ 15.39	115,000	5,883,800
8/1/06 - 8/31/06	215,000	15.71	215,000	5,668,800
9/1/06 - 9/30/06	-	-	-	5,668,800
Total	330,000	$ 15.60	330,000	5,668,800

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary