Form 10-Q
period 2006-12-31
AVX CORP
filed 2007-02-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006.

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
Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common Stock, par value $0.01 per share	171,886,137

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	December 31,
ASSETS	2006	2006
Current assets:
Cash and cash equivalents	$505,326	$677,729
Short-term investments in securities	158,995	115,000
Accounts receivable - trade	174,530	186,008
Accounts receivable - affiliates	2,918	2,273
Inventories	307,653	326,903
Deferred income taxes	25,196	24,678
Prepaid and other	29,154	35,575
Total current assets	1,203,772	1,368,166
Long-term investments in securities	135,004	149,000
Property and equipment	1,468,386	1,580,623
Accumulated depreciation	(1,235,436)	(1,336,389)
	232,950	244,234
Goodwill	69,483	70,921
Other assets	33,999	29,767
Total Assets	$1,675,208	$1,862,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$41,412	$48,117
Accounts payable - affiliates	63,599	70,522
Income taxes payable	9,179	22,575
Accrued payroll and benefits	34,272	35,874
Accrued expenses	22,568	28,440
Total current liabilities	171,030	205,528
Other liabilities	56,069	53,875
Total Liabilities	227,099	259,403
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	338,784	340,310
Retained earnings	1,098,237	1,189,703
Accumulated other comprehensive income	62,589	129,627
Treasury stock, at cost:
4,152 and 4,444 shares at March 31 and December 31, 2006, respectively	(53,265)	(58,719)
Total Stockholders' Equity	1,448,109	1,602,685
Total Liabilities and Stockholders' Equity	$1,675,208	$1,862,088

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2006	2005	2006
Net sales	$349,068	$378,088	$994,813	$1,119,144
Cost of sales	290,646	305,493	853,482	893,331
Gross profit	58,422	72,595	141,331	225,813
Selling, general and administrative expenses	27,972	29,513	81,616	87,302
Profit from operations	30,450	43,082	59,715	138,511
Other income (expense):
Interest income	5,993	10,548	16,077	28,181
Interest expense	(457)	-	(1,456)	-
Other, net	337	(552)	2,183	(2,476)
Income before income taxes	36,323	53,078	76,519	164,216
Provision for income taxes	11,909	17,251	24,850	53,371
Net income	$24,414	$35,827	$51,669	$110,845
Income per share:
Basic	$0.14	$0.21	$0.30	$0.64
Diluted	$0.14	$0.21	$0.30	$0.64
Weighted average common shares outstanding:
Basic	172,654	172,041	172,621	172,138
Diluted	173,194	172,926	173,055	172,897

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Nine Months Ended December 31,
	2005	2006
Operating Activities:
Net income	$51,669	$110,845
Adjustment to reconcile net income to net cash from operating activities:
Depreciation	52,399	40,304
Stock-based compensation expense	-	2,016
Deferred income taxes	3,277	9,757
Gain on sale of property, plant & equipment	(924)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(28,049)	(5,001)
Inventories	58,642	(334)
Accounts payable and accrued expenses	(30,250)	33,425
Income taxes payable	5,917	12,976
Other assets	1,647	(5,211)
Other liabilities	(2,793)	(2,581)
Net cash provided by (used in) operating activities	111,535	196,159

Investing Activities:
Purchases of property and equipment	(26,917)	(37,279)
Purchases of investment securities	(100,000)	(148,000)
Redemption of investment securities	36,000	178,017
Proceeds from property, plant & equipment dispositions	275	41
Other	424	-
Net cash provided by (used in) investing activities	(90,218)	(7,221)

Financing Activities:
Dividends paid	(19,401)	(19,379)
Purchase of treasury stock	(13,081)	(10,912)
Proceeds from exercise of stock options	5,592	4,310
Excess tax benefit from stock-based payment arrangements	-	657
Net cash provided by (used in) financing activities	(26,890)	(25,324)

Effect of exchange rate on cash	(5,832)	8,789

Increase (decrease) in cash and cash equivalents	(11,405)	172,403

Cash and cash equivalents at beginning of period	490,470	505,326

Cash and cash equivalents at end of period	$479,065	$677,729

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three-month period ended December 31, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, income taxes and contingencies except as discussed below under “Stock-Based Compensation.”

Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). As allowed by SFAS 148, the Company measured stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, compensation expense for stock option grants was measured as the excess of the quoted market price of common stock at the grant date over the exercise price. No related compensation expense was recognized, but as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the pro forma effect of stock-based compensation on net income and earnings per share for employee stock options granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model and disclosed in the notes to the financial statements as the estimated fair value of the options amortized to pro forma net income over the options' vesting period.

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

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach. Under this method, compensation cost recognized during the three and nine months ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ vesting period, and (b) compensation cost for all options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period. The Company's policy is to grant stock options at fair value (market) on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for the Company’s employee stock-based compensation plans for the three and nine months ended December 31, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards:

		Three Months Ended	Nine Months Ended
		December 31, 2005	December 31, 2005
Net income:
As reported		$ 24,414	$ 51,669
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(783)	(2,322)
Pro forma net income		$ 23,631	$ 49,347

Earnings per share:
	Basic - as reported	$ 0.14	$ 0.30
	Basic - pro forma	$ 0.14	$ 0.29
	Diluted - as reported	$ 0.14	$ 0.30
	Diluted - pro forma	$ 0.14	$ 0.29

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations:
	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Stock-based compensation expense
Cost of sales	$260	$806
Selling, general and administrative expenses	391	1,210
Total stock-based compensation expense	$651	$2,016

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures in accordance with this standard as of its fiscal year ending March 31, 2007. The Company believes that SFAS 158 will not have a material impact on its consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net Income	$24,414	$35,827	$51,669	$110,845
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,654	172,041	172,621	172,138
Basic earnings per share	$0.14	$0.21	$0.30	$0.64
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,654	172,041	172,621	172,138
Effect of stock options	540	885	434	759
Shares used in computing Diluted EPS (1)	173,194	172,926	173,055	172,897
Diluted Income per share	$0.14	$0.21	$0.30	$0.64

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 914 shares and 1,924 shares and 1,010 shares and 2,706 shares for the three months and nine months ended December 31, 2005 and 2006, respectively.

3.	Trade Accounts Receivable:

Trade accounts receivable consisted of:
	March 31, 2006	December 31, 2006
Gross Accounts Receivable - Trade	$199,090	$214,037
Less:
Allowances for doubtful accounts	1,772	1,592
Stock rotation and ship from stock and debit	14,292	15,039
Sales returns and discounts	8,496	11,398
Total allowances	24,560	28,029
Net Accounts Receivable - Trade	$174,530	$186,008

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Allowances for doubtful accounts:
Beginning Balance	$1,784	$1,415	$3,426	$1,772
Charges	(13)	159	171	(93)
Applications	162	(6)	(1,594)	(143)
Translation and other	(19)	24	(89)	56
Ending Balance	1,914	1,592	1,914	1,592

Stock rotation and ship from stock and debit:
Beginning Balance	17,290	15,742	18,174	14,292
Charges	10,279	8,904	30,800	30,803
Applications	(9,475)	(9,651)	(30,837)	(30,164)
Translation and other	(14)	44	(57)	108
Ending Balance	18,080	15,039	18,080	15,039

Sales returns and discounts:
Beginning Balance	8,309	9,661	11,043	8,496
Charges	3,769	6,817	14,189	20,221
Applications	(4,783)	(5,159)	(17,867)	(17,504)
Translation and other	(13)	79	(83)	185
Ending Balance	$7,282	$11,398	$7,282	$11,398

4.	Inventories:

Inventories consisted of:
	March 31, 2006	December 31, 2006
Finished goods	$97,963	$98,598
Work in process	81,055	96,650
Raw materials and supplies	128,635	131,655
	$307,653	$326,903

5.	Stock-Based Compensation:

The Company has four fixed option plans. Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock. Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan the Company may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually. Requisite service periods related to all plans begin on the grant date. The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 15,323 as of December 31, 2006.

Options exercised under the Company’s option plans are issued from the Company’s treasury shares. As of December 31, 2006, the Company has 5,447 shares that may yet be purchased under repurchase programs authorized by the Board of Directors. The Company purchased 1,240 shares at a cost of $15,788 during fiscal 2006 and 712 shares at a cost of $10,912 during the nine months ended December 31, 2006. The Company expects to continue to purchase shares during the remainder of the fiscal year.

Activity under the Company’s Stock Option Plans is summarized as follows:
	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value
Outstanding at March 31, 2006	4,813	$14.72
Options granted	513	15.27
Options exercised	(421)	10.25		$2,727
Options cancelled/forfeited	(59)	18.88
Outstanding at December 31, 2006	4,846	$15.14	5.36	$(1,704)

Exercisable at December 31, 2006	3,584	$15.69	4.28	$(3,230)

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

Unvested share activity under the Company’s Stock Options Plans for the nine months ended December 31, 2006 is summarized as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2006	1,382	$5.65
Options granted	513	5.44
Options forfeited	(31)	5.64
Options vested	(602)	6.45
Unvested balance at December 31, 2006	1,262	$5.39

As of December 31, 2006, $4,337 of total unrecognized compensation costs related to unvested awards is expected to be recognized over approximately four years.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $5.44 per option during the nine months ended December 31, 2006 and $4.91 per option during the nine months ended December 31, 2005. The condensed consolidated statement of operations includes $1,728, net of $288 of tax benefit, in stock-based compensation expense for the nine months ended December 31, 2006.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The Company estimated volatility by considering the Company’s historical stock volatility. The Company calculated the dividend yield based on historical dividends paid. In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the nine months ended December 31, 2006 was 6.4%. The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	Nine Months Ended December 31,
	2005	2006
Expected life (in years)	4	5
Risk-free interest rate	4.00%	4.90%
Expected volatility	55.74%	35.25%
Dividend yield	1.31%	0.98%

6.	Commitments and Contingencies:

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

AVX has investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility. In August 2006, AVX provided a written response to the EPA, denying liability. AVX anticipates further discussions with the EPA. The potential impact on the Company’s financial position and results of operations cannot be determined at this time.

The Company also operates on sites that may have environmental issues in the future. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs. Management believes that, as of December 31, 2006, its reserves of approximately $2,398 are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders. The specific components include net income, pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net income	$24,414	$35,827	$51,669	$110,845
Other comprehensive income:
Foreign currency translation adjustment	(8,236)	27,965	(41,750)	67,591
Foreign currency cash flow hedges	339	(282)	513	(553)
Comprehensive income	$16,517	$63,510	$10,432	$177,883

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net sales:
Passive Components	$211,638	$219,103	$613,913	$668,426
KED Resale	117,356	134,390	323,297	378,596
Connectors	20,074	24,595	57,603	72,122
Total	$349,068	$378,088	$994,813	$1,119,144

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Operating profit:
Passive Components	$27,456	$39,947	$57,143	$134,848
KED Resale	10,542	11,277	24,610	30,961
Connectors	2,140	1,945	5,220	5,792
Research & development	(2,775)	(2,835)	(7,852)	(8,157)
Corporate administration	(6,913)	(7,252)	(19,406)	(24,933)
Total	$30,450	$43,082	$59,715	$138,511

	March 31, 2006	December 31, 2006
Assets:
Passive Components	$471,991	$494,745
KED Resale	31,347	37,100
Connectors	34,156	42,600
Research & development	6,747	7,078
Cash, A/R and investments in securities	976,773	1,130,010
Goodwill - Passive components	59,206	60,644
Goodwill - Connectors	10,277	10,277
Corporate administration	84,711	79,634
Total	$1,675,208	$1,862,088

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Net sales:
Americas	$107,037	$103,383	$310,060	$324,712
Europe	73,018	82,090	231,235	250,806
Asia	169,013	192,615	453,518	543,626
Total	$349,068	$378,088	$994,813	$1,119,144

9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2005 and 2006 for the Company’s defined benefit plans:
	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2005	2006	2005	2006
Service cost	$90	$100	$305	$342
Interest cost	408	406	1,416	1,375
Expected return on plan assets	(409)	(399)	(1,160)	(1,252)
Amortization of prior service cost	16	18	16	15
Recognized actuarial loss	42	45	313	316
Net periodic pension cost	$147	$170	$890	$796

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Service cost	$270	$300	$915	$1,026
Interest cost	1,224	1,218	4,248	4,125
Expected return on plan assets	(1,227)	(1,197)	(3,480)	(3,756)
Amortization of prior service cost	48	54	48	45
Recognized actuarial loss	126	135	939	948
Net periodic pension cost	$441	$510	$2,670	$2,388

The Company made pension contributions of $1,803 to fund its U.S. Plans during the nine months ended December 31, 2006. The Company will not make any further contributions to the U.S. Plans during the 2007 fiscal year. The Company made pension contributions of $4,020 to fund its International Plans during the nine months ended December 31, 2006 and expects to make an additional $1,340 in pension contributions during the remainder of fiscal year 2007.

10.	Subsequent Events:

On February 7, 2007, the Board of Directors of the Company declared a $0.0375 dividend per share of common stock with respect to the quarter ended December 31, 2006. The dividend will be paid to stockholders of record on February 19, 2007 and will be disbursed on March 2, 2007.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Company's Notes to the Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and in Note 1, "Critical Accounting Policies and Estimates", in our Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006. During the three month period ended December 31, 2006, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to revenue recognition, inventories, property and equipment, income taxes and contingencies except as discussed below under “Stock-Based Compensation”.

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

Results of Operations - Three Months Ended December 31, 2006 and 2005

Net income for the quarter ended December 31, 2006 was $35.8 million, or diluted earnings per share of $0.21, compared with $24.4 million, or $0.14 diluted earnings per share for the quarter ended December 31, 2005.

in thousands, except per share data	Three Months Ended December 31,
	2005	2006
Net Sales	$349,068	$378,088
Gross Profit	58,422	72,595
Operating Income	30,450	43,082
Net Income	24,414	35,827
Diluted Earnings per Share	$0.14	$0.21

Net sales in the three months ended December 31, 2006 increased $29.0 million, or 8.3%, to $378.1 million compared to $349.1 million in the three months ended December 31, 2005 primarily as a result of improved customer demand during the pre-holiday product build period and a favorable mix of value added products as end-user demand for more sophisticated electronic devices continued through the third quarter of our fiscal year. Supply chain inventory levels have remained stable, further contributing to the increased demand for our components. Overall sales prices have remained stable during the current quarter as a result of the continued high production capacity utilization needed to meet the strong end market demand for electronics in addition to the continued favorable economic conditions. As a result, we had improved sales of our passive components as well as our resale and connector product lines when compared to the same quarter last year.

The table below represents product group revenues for the three-month periods ended December 31, 2005 and December 31, 2006.

Sales Revenue	Three Months Ended December 31,
$(000's)	2005	2006
Ceramic Components	$62,485	$52,845
Tantalum Components	68,199	72,269
Advanced Components	80,954	93,989
Total Passive Components	211,638	219,103
KDP and KKC Resale	100,213	114,696
KEC Resale	17,143	19,694
Total KED Resale	117,356	134,390
Connectors	20,074	24,595
Total Revenue	$349,068	$378,088

Passive component sales increased $7.5 million, or 3.5%, to $219.1 million in the three months ended December 31, 2006 from $211.6 million during the same quarter last year. The sales increase in passive components was primarily due to a more favorable mix of higher value added products resulting from an increased end-user demand for more sophisticated electronic devices as reflected in the 16.1% increase in sales of our Advanced Components compared to the same period last year. Passive component unit sales volumes decreased approximately 10% reflecting the Company’s marketing focus on higher value added products in lieu of the more “commodity” components used in lower-end electronic products. We saw very little pricing pressure in the three months ended December 31, 2006 on our products as the industry’s production capacity utilization increased during the period when compared to the same period last year.

KDP and KKC Resale sales increased 14.5% to $114.7 million in the three months ended December 31, 2006 compared to $100.2 million during the same period last year. When compared to the same period last year, the increase during the quarter ended December 31, 2006 is primarily attributable to an improved product mix and a 5.0% increase in unit sales volume resulting from increased customer demand for these products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $7.1 million, or 19.0%, to $44.3 million in the three months ended December 31, 2006 compared to $37.2 million during the same period last year. When compared to the same period last year, this increase was primarily attributable to new programs and customer demand, particularly in the automotive sector.

The Company's sales to independent electronic distributor customers represented 42.4% of total sales for the three months ended December 31, 2006, compared to 40.3% for the three months ended December 31, 2005. This shift was primarily due to distributors reducing their inventory levels during the prior year’s quarter ended December 31, 2005. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $8.9 million, or 5.3% of gross sales to distributor customers, for the three months ended December 31, 2006 and $10.3 million, or 6.8% of gross sales to distributor customers, for the three months ended December 31, 2005. The decrease in the allowance charges as a percentage of distributor customer sales is reflective of lower inventory levels at our distributor customers, increased demand and a stable pricing environment. Applications under such programs for the quarters ended December 31, 2006 and 2005 were approximately $9.7 million and $9.5 million, respectively.

Geographically, compared to the same period last year, sales increased 14.0% in Asia, and 12.4% in Europe reflecting increased customer production and demand, especially in the Asian region, partially offset by a decrease of 3.4% in the Americas. Unit sales volume increased 4.6% in Asia partially offset by a 7.3% decrease in Europe and a 17.0% decrease in the Americas when compared to the same period last year.

Gross profit in the three months ended December 31, 2006 was 19.2% of sales, increasing $14.2 million to $72.6 million compared to a gross profit margin of 16.7% or $58.4 million in the three months ended December 31, 2005. This increase reflects our enhanced production capabilities in lower cost regions in addition to the higher sales and an improved product mix reflecting the Company’s focus on higher margin value added products that support the more sophisticated end-user demands in electronics. Compared to the same period last year, depreciation expense was lower by $2.8 million reflecting lower capital spending in recent years, partially offset by an unfavorable currency exchange impact as the U.S. dollar weakened against certain foreign currencies.

Selling, general and administrative expenses in the three months ended December 31, 2006 were $29.5 million, or 7.8% of net sales, compared to $28.0 million, or 8.0% of net sales, in the three months ended December 31, 2005. The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting from higher sales and an increase in wages and benefits, partially offset by lower professional fees related to our Sarbanes-Oxley compliance efforts.

As a result of the above factors, income from operations improved $12.6 million to $43.1 million in the three months ended December 31, 2006 compared to $30.5 million in the three months ended December 31, 2005.

Other income increased $4.1 million to $10.0 million in the three months ended December 31, 2006 compared to $5.9 million in the same period last year. This increase is primarily due to higher interest income resulting from higher interest rates and higher cash and securities investment balances.

The Company's effective tax rate for the period ended December 31, 2006 was 32.5% compared to 32.8% for the same period last year. This slightly lower effective tax rate is primarily due to higher profits in certain low tax jurisdictions in the current period when compared to the same period last year.

Net income for the three-month period ended December 31, 2006 was $35.8 million compared to net income of $24.4 million for the three-month period ended December 31, 2005. The increase in net income was a result of the factors set forth above.

Results of Operations - Nine Months Ended December 31, 2006 and 2005

Net income for the nine months period ended December 31, 2006 increased $59.2 million to $110.8 million, or diluted earnings per share of $0.64, compared to $51.7 million or $0.30 diluted earnings per share in the nine months ended December 31, 2005.

in thousands, except per share data	Nine Months Ended December 31,
	2005	2006
Net Sales	$994,813	$1,119,144
Gross Profit	141,331	225,813
Operating Income	59,715	138,511
Net Income	51,669	110,845
Diluted Earnings per Share	$0.30	$0.64

Net sales in the nine months ended December 31, 2006 increased $124.3 million, or 12.5%, to $1.1 billion compared to $994.8 million during the same period last year primarily as a result of increased customer demand for our components and a favorable mix of value added products driven by end-user demand for more sophisticated electronic devices. Also contributing to the increased sales were relatively low inventory levels in the supply chain and the continued favorable economic conditions. Overall sales prices have remained stable during the first nine months of this fiscal year as a result of increased capacity utilization to meet the strong end-user demand for electronics. As a result, we had improved sales of our passive components as well as our resale and connector product lines when compared to the same quarter last year.

The table below represents product group revenues for the nine-month periods ended December 31, 2005 and December 31, 2006.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2005	2006
Ceramic Components	$172,986	$172,069
Tantalum Components	201,656	214,356
Advanced Components	239,271	282,001
Total Passive Components	613,913	668,426
KDP and KKC Resale	276,378	322,378
KEC Resale	46,919	56,218
Total KED Resale	323,297	378,596
Connectors	57,603	72,122
Total Revenue	$994,813	$1,119,144

Passive component sales increased $54.5 million, or 8.9%, to $668.4 million in the nine months ended December 31, 2006 from $613.9 million during the same period last year. The sales increase in Passive Components was primarily due to increased customer demand and a favorable mix of higher value added products as end-user demand for more sophisticated electronic devices continues to improve when compared to the same period last year. Inventory levels in the supply chain remained relatively low during the first nine months of this fiscal year as demand has increased. Compared to last year, unit sales volumes were down approximately 4.0%. The impact of the lower unit demand was offset by a favorable mix of higher value added products as reflected in the 17.9% increase in sales of our Advanced Components. We saw very little pricing pressure on our products in the nine month period ended December 31, 2006 as the industry’s production capacity utilization increased during the period to meet the increased demand when compared to the same period last year.

KDP and KKC Resale sales, increased $46.0 million, or 16.6%, to $322.4 million in the nine months ended December 31, 2006 compared to $276.4 million during the same period last year. The increase is attributable to a 13.6% increase in unit sales volumes resulting from increased customer demand for these products and an improved product mix when compared to the same period last year.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased 23.8 million, or 22.8%, to $128.3 million in the nine months ended December 31, 2006 compared to $104.5 million during the same period last year. This increase was primarily attributable to increased customer demand and new programs, particularly in the automotive sector.

The Company's sales to independent electronic distributor customers represented 42.4% of total sales for the nine-month period ended December 31, 2006, compared to 39.2% for the nine-month period ended December 31, 2005. This shift was primarily due to distributors reducing their inventory levels in line with end market demand during the comparable period last year. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $30.8 million, or 6.1% of gross sales to distributor customers, for the nine months ended December 31, 2006 and $30.8 million, or 7.3% of gross sales to distributor customers, for the nine months ended December 31, 2005. This decrease in the allowance charges is reflective of lower inventory levels at our distributor customers, increased demand and a stable pricing environment. Applications under such programs for the nine-month periods ended December 31, 2006 and 2005 were approximately $30.2 million and $30.8 million, respectively.

Geographically, compared to the same period last year, sales increased 4.7% in the Americas, 8.5% in Europe and 19.9% in Asia reflecting increased customer production and end-user demand in the Asian region. Unit sales volumes increased 13.1% in Asia partially offset by decreases of 8.1% and 5.5% in the Americas and Europe respectively, reflecting the increased demand in Asia as more global production is moved into that region.

Gross profit in the nine months ended December 31, 2006 was 20.1% of sales, increasing $84.5 million to $225.8 million compared to a gross profit margin of 14.2% or $141.3 million in the nine months ended December 31, 2005. This increase reflects our enhanced production capabilities in lower cost regions in additions to higher sales and an improved product mix reflecting the Company’s marketing focus on higher margin value added products as end-user demand for more sophisticated electronics continues to improve. Compared to the same nine-month period last year, depreciation expense was lower by $12.1 million reflecting lower capital spending in recent years partially offset by an unfavorable currency exchange impact as the U.S. dollar weakened against certain foreign currencies.

Selling, general and administrative expenses in the nine months ended December 31, 2006 were $87.3 million, or 7.8% of net sales, compared with $81.6 million, or 8.2% of net sales, in the nine months ended December 31, 2005. The increase was primarily attributable to higher selling and personnel expense due to higher sales partially offset by lower professional fees related to our Sarbanes-Oxley compliance efforts.

As a result of the above factors, income from operations increased $78.8 million to $138.5 million in the nine months ended December 31, 2006 compared to $59.7 million in the nine months ended December 31, 2005.

Other income increased $8.9 million to $25.7 million in the nine months ended December 31, 2006 compared to $16.8 million in the same period last year. This increase is primarily due to higher interest income resulting from higher interest rates and higher cash and securities investment balances partially offset by foreign currency exchange losses.

The Company's effective tax rate for the nine-month period ended December 31, 2006 and 2005 was 32.5%.

Net income for the nine-month period ended December 31, 2006 increased $59.1 million to $110.8 million compared to net income of $51.7 million for the nine-month period ended December 31, 2005. The increase in net income was a result of the factors set forth above.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets. We expect a continued, stable pricing environment as we believe that the industry demand for our products is in line with component manufacturing capacity. Additionally, the Company expects to continue to receive near-term benefits from our enhanced production capabilities in lower cost regions. The Company continues to evaluate its cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments and capital expenditures. Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities. As of December 31, 2006, the Company had a current ratio of 6.7 to 1, $941.7 million of cash, cash equivalents and short-term and long-term investments in securities, $1.6 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $196.2 million in the nine months ended December 31, 2006 compared to $111.5 million of cash provided by operating activities in the nine months ended December 31, 2005. The increase in cash flow from operating activities compared to the same period last year was primarily a result of higher income and accounts payable, offset in part by higher accounts receivable due to our increased sales.

Purchases of property and equipment were $37.3 million in the nine-month period ended December 31, 2006 compared to $26.9 million in the nine-month period ended December 31, 2005. Expenditures for both periods were primarily in connection with the transfer of passive component manufacturing operations to lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced and connector product lines. The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment. We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of approximately $50 million in fiscal 2007. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities. Since March 31, 2006, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on the financial condition of the Company as of December 31, 2006, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2006, we did not have any of these delivery contracts outstanding.

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

We have investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility. In August 2006, we provided a written response to the EPA, denying liability. We anticipate further discussions with the EPA. The potential impact on our financial position and results of operations cannot be determined at this time.

We also operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs. Management believes that, as of December 31, 2006, its reserves of approximately $2.4 million are adequate with respect to these matters. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year beginning April 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. We are required to initially recognize the funded status of our defined benefit plans and to provide the required disclosures in accordance with this standard as of our fiscal year ending March 31, 2007. We believe that SFAS 158 will not have a material impact on our consolidated financial statements.

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

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding purchases of the Company’s equity securities by the Company during the three months ended December 31, 2006:
Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
10/1/06 - 10/31/06	-	-	-	5,668,800
11/1/06 - 11/30/06	83,195	$ 15.68	83,195	5,585,605
12/1/06 - 12/31/06	138,700	15.00	138,700	5,446,905
Total	221,895	$ 15.26	221,895	5,446,905

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2007.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2007.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2007

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary