Form 10-K
period 2007-03-31
AVX CORP
filed 2007-05-21
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2007
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [ X ]   No [  ]
Indicate by check mark if the registrant is not requited to file reports pursuant to section 13 or Section 15(d) of the Securities Act).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]
Based on the closing sales price of $17.69 on September 29, 2006, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $890,021,261.

As of May 15, 2007, there were 171,768,547 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2007, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 4.	Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Part II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . .	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . .	35
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
Part III
Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . .	38
Item 14.	Principal Accounting Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Part IV
Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		40
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995
The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2008, overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products.  Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors and non-linear resistors manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder which owns approximately 71% of our outstanding common stock.  We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

The Company is organized by product line with five main product groups.  The Company's reportable segments are based on the types of products from which the Company generates revenues.  The Company has three reportable segments:  Passive Components, Kyocera Electronic Devices ("KED") Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment.  Segment revenue and profit information is presented in Note 13 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors.  The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate research and development group.

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors and electronic manufacturing service providers, or EMSs.  We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands.  We coordinate our sales, marketing and manufacturing organizations by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership.  We have five principal research and development locations in the United States, Northern Ireland, England, France and Israel. We have developed numerous new products during fiscal 2007.  These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers.  Our engineers are continually improving our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

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

    Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $142 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer and expansion of manufacturing operations to countries such as China, El Salvador, Malaysia and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely and worldwide basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 20 manufacturing facilities are located in 12 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components include capacitors, resistors and varistors.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 59% of our net sales in fiscal 2007.  KDP and KKC Resale, represented approximately 29%, and Connectors, including KEC Resale Connectors, represented approximately 12% of our net sales in fiscal 2007.  The table below presents revenues for fiscal 2005, 2006 and 2007 by product group.  Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 13 to the consolidated financial statements elsewhere herein.

Sales Revenue (in thousands)	Years Ended March 31,
	2005	2006	2007
Ceramic Components	$249,381	$236,283	$228,136
Tantalum Components	262,525	269,198	286,943
Advanced Components	287,043	321,781	376,356
Total Passive Components	798,949	827,262	891,435
KDP and KKC Resale	358,120	367,270	434,857
KEC Resale Connectors	59,314	60,269	74,911
Total KED Resale	417,434	427,539	509,768
Connectors	66,819	78,407	97,292
Total Revenue	$1,283,202	$1,333,208	$1,498,495

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment in facilities and equipment used to manufacture passive components during the past three fiscal years of approximately $122 million.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values.  Our family of passive components also includes film capacitors, high-energy/voltage power capacitors, varistors and non-linear resistors.  These products further enhance our product offerings.  The net sales of tantalum and ceramic capcitors accounted for approximately 58% of our passive component net sales in fiscal 2007.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture special products to meet the specifications of particular applications.  The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 42% of passive component net sales in fiscal 2007.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products further broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, crystal oscillators, SAW devices, resistive products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera.

Connectors

We manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications.  We produce fine pitch or small centerline, connectors, many of which have been selected by leading manufacturers for applications in cellular phones, pagers, printers and notebook computers.  We have also developed a value-added business in flat ribbon cable assembly and in back panel and card edge assemblies.  We have invested approximately $16.6 million in facilities and equipment over the past three years as we continue to focus on new product development and enhance our production capabilities for our Connector business. Approximately 44% of combined manufactured and resale connector net sales in fiscal 2007 consisted of connectors manufactured by Kyocera.

Marketing, Sales and Distribution

We place a high priority on solving customers' electronic component design challenges and responding to their needs.  To better serve our customers we frequently form teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.  Costs related to these activities are expensed as incurred.

Approximately 29%, 23% and 48% of our net sales for fiscal 2007 were to customers in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 13 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.  Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis.  We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors.  We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and distributors.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2005, 2006 and 2007.   Because we are a supplier to several significant manufacturers in the telecommunication and information technology hardware industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

    We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC), European Space Agency (ESA) and under certain foreign military specifications.

The sales terms under non-exclusive agreements with independent electronic component distributor customers may vary by distributor, and by geographic region.  In the United States, Europe and Asia, such agreements may include stock rotation programs.  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales.  In addition, certain agreements with customers may include special incentive discounts based on amount of product ordered or shipped.

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

We had a backlog of orders of approximately $155 million at March 31, 2005, $194 million at March 31, 2006 and $238 million at March 31, 2007.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, order patterns and product delivery lead times in the industry.  The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

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

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $37 million, $31 million and $29 million during fiscal 2005, 2006 and 2007, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business.  For discussion regarding our license arrangement with Kyocera, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions."

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

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel and copper used in our manufacturing processes.  In general, increases in the cost of raw materials may be offset by price increases, productivity improvement and cost savings programs, but that is not always the case.

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

We also use other metals, such as those mentioned above, in the manufacture of various products and the price of such metals also fluctuates from time to time and can impact our reported results.

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

Employees

As of March 31, 2007, we employed approximately 13,000 full-time employees.  Approximately 2,000 of these employees are employed in the United States.  Of the employees located in the United States, approximately 1,000 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employees is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.7 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973. We have investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, we provided a written response to the EPA, denying liability.  We anticipate further discussions with the EPA.  The potential impact on our financial position and results of operations cannot be determined at this time.

We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have been indemnified for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

We are not involved in any pending or threatened proceedings that would require curtailment of our operations.  We continually expend funds to ensure that our facilities comply with applicable environmental regulations.  While we believe that we are in material compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of all past occurrences on sites that we currently occupy.  More stringent environmental regulations may be enacted in the future, and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations.  Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

Management believes that its reserves for current environmental activities of approximately $2.4 million at March 31, 2007 are adequate.  Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports from our website, go to “Corporate Information”, then “Investor Relations”, then “Financial Reports”.

The following corporate governance related documents are also available on our website:

•	Code of Business Conduct and Ethics
•	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Contact the Board – Whistleblower and Ethics Hotline procedures

To review these documents, go to our website, click on “Corporate Information”, then “Corporate Governance”.

Copies of our Form 10-K for the fiscal year ended March 31, 2007 (including the exhibits thereto) and  of any of the other above filings or documents are available, without charge, at the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

NYSE Certifications

Our common stock is listed on the New York Stock Exchange.  In accordance with New York Stock Exchange rules, on July 21, 2006 we filed the annual certification by our Chief Executive Officer that, as of the date of the certification we were in compliance with the NYSE listing standards.  For our fiscal year ended March 31, 2007, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are filed as exhibits to this Form 10-K.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the executive officers of the Company as of March 31, 2007:

Name	Age	Position
John S. Gilbertson	63	Chief Executive Officer and President
C. Marshall Jackson	58	Executive Vice President of Sales and Marketing
Carl L. Eggerding	57	Vice President, Chief Technology Officer
Kurt P. Cummings	51	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	51	Vice President of Sales and Marketing –Asia
Keith Thomas	53	Vice President, President of Kyocera Electronic Devices
Peter Collis	55	Vice President of Tantalum Products
Peter Venuto	54	Vice President of North American and European Sales
John Sarvis	57	Vice President of Ceramic Products
John Lawing	56	Vice President of Advanced Products

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

John Sarvis

Vice President of Ceramic Products since 2005. Divisional Vice President  – Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

John Lawing

Vice President of Advanced Products since 2005. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 1997, held positions in Engineering, Technical, Operational and Plant management.  Employed by the Company since 1981.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate.  Discussion about the important operational risks that our businesses encounter can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  Below, we have described our present view of certain important strategic risks.  Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

We operate in a cyclical business which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, our unit costs and our profitability.  Most of our customers are in cyclical industries.  Their requirements for passive components fluctuate significantly as a result of changes in general economic conditions and other factors.  During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks.   When demand for their products peaks and begins to decline, as has happened in the past, they tend to decrease rapidly, or even cancel, orders for our products while they use up accumulated stocks.  Business cycles vary somewhat in different geographical regions and customer industries.  Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials and shipping needs.  Changes in demand mix, needed technologies and end-use markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.  We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

Our global growth is subject to economic risk

If the anticipated growth in the global economy and in the electronics industry is weaker or shorter than expected, demand in the electronic component industry may decline as it has in the past, which could lead to increased sales price erosion and adversely affect our results of operations.  During periods of economic downturn, we tend to suffer from declining demand in the passive electronic component industry, which causes a drop in our average sales prices, resulting in a reduction in our gross margins and operating profits.  Future growth of the global economy and the demand of the electronic component industry can be difficult to predict.  Accordingly, it is difficult for us to predict our future sales, which could make it difficult to manage our operations.

We must consistently reduce our total costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing, logistics operations and enhance operations in low cost labor markets in response to the needs of the electronic components market, we have incurred restructuring costs in the past and may incur additional restructuring costs in the future.

We attempt to improve profitability by operating in countries in which labor costs are low; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China and El Salvador. During this process, we may experience under-utilization of certain plants and factories in high-labor-cost regions and capacity constraints in plants and factories located in low-labor-costs regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-costs regions.  In addition, as we implement transfers of certain of our operations we may experience strikes or other types of unrest as a result of lay-offs or termination of our employees in higher-labor-cost countries.

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

Our operating results are sensitive to raw material availability, quality and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers or may be subject to significant fluctuations in market prices.  Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, copper and palladium, raw materials that we use in the manufacture of our products, are subject to fluctuation but have remained relatively stable compared to prior years. Our inability to recover costs through increased prices could have a material adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have a material adverse effect on our results of operations.

From time to time there have been short-term market shortages of raw materials.  While these shortages have not historically adversely affected our ability to increase production of products, they have historically resulted in higher raw material costs for us.  There can be no assurance that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products.

Our sales to distribution sales channel customers may fluctuate

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

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, consider making strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities.  Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill of an acquired business.

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing process, employee health and safety, labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have been indemnified for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have a material adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

Our results may be negatively affected by foreign currency exchange rates

We conduct business in several international currencies through our worldwide operations, and as a result, are subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. In order to minimize the effects of movements in currency exchange rates, we enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. In addition, we attempt to minimize currency exposure risk by producing our products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency. There can be no assurance that our approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of our worldwide operations. We do not engage in purchasing forward exchange contracts for speculative purposes.

Our operating results may be adversely affected by foreign operations

International manufacturing and sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. There can be no assurance that these factors will not have a material adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

Our products are subject to stringent specifications and operating tolerances

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers. We warrant that our products will meet such specifications. In the past, we have not incurred significant warranty claims. However, we have seen an increasing trend for claims related to end market product application failures or end-user recall or damage claims related to product defects which could result in future claims that have a material adverse impact on our results of operations.

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

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $48.3 million in fiscal 2005, $41.3 million in fiscal 2006 and $51.9 million in fiscal 2007.

We believe that our facilities are suitable and adequate for the business conducted therein and are being appropriately utilized for their intended purposes.  Utilization of the facilities varies based on demand for the products.  We continuously review our anticipated requirements for facilities and, based on that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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

Virtually all of our manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and connector products (CP).  The following is a list of our facilities, their approximate square footage, whether they are leased or owned and a description of their use.

Location	Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	535,000	Owned	Manufacturing/Research/ Headquarters — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Conway, SC	71,000	Owned	Manufacturing/Office — PC — CP
Biddeford, ME	73,000	Owned	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC
Atlanta, GA	49,000	Leased	Office/Warehouse — PC — CP
Olean, NY	113,000	Owned	Manufacturing — PC
Raleigh, NC	203,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC

OUTSIDE THE UNITED STATES
Saint-Apollinaire, France	387,000	Leased	Manufacturing/Research — PC
Betzdorf, Germany	115,000	Owned	Manufacturing — CP
Juarez, Mexico	96,000	Owned	Manufacturing — PC — CP
Coleraine, N. Ireland	171,000	Owned	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	219,000	Leased	Manufacturing/Warehouse — PC
Lanskroun, Czech Republic	308,000	Owned	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	258,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	44,000	Leased	Warehouse — PC
Manaus, Brazil	80,000	Owned	Manufacturing — PC
Newmarket, England	62,000	Leased	Manufacturing — CP
Paignton, England	127,000	Owned	Manufacturing/Research — PC
Penang, Malaysia	162,000	Owned	Manufacturing — PC
San Salvador, El Salvador	438,000	Owned	Manufacturing — PC
Singapore	26,000	Leased	Warehouse/Office — PC — CP
Tianjin, China	520,000	Owned	Manufacturing — PC – CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

AVX filed a complaint on July 29, 2002, against Cabot Corporation (“Cabot”) in U.S. District Court for the District of Massachusetts (the “Federal Court”) with respect to the previously existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act.  Upon dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the “State Court”) on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party.  AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserted that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings.  AVX also filed claims for breach of the long-term contract because of defective product and delayed deliveries.  Pursuant to the action, AVX sought injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  On June 18, 2004, the State Court judge dismissed the portion of the AVX state case that related to the allegations concerning the formation of the challenged contract.  That decision was affirmed by the Massachusetts Supreme Judicial Court on March 28, 2007. The balance of AVX’s case against Cabot was voluntarily dismissed by the parties and the case is now concluded.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws.  The facts alleged in this action relate to the same contracts in the litigation described above, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act.  AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  The case is currently pending.

On September 6, 2005, AVX filed an action against Cabot in Massachusetts Superior Court which arises out of allegations that Cabot breached certain pricing provisions of the now expired contract between AVX and Cabot (which contract is itself the subject of the litigation described above).  In essence, AVX alleges that Cabot has failed to abide by a “most favored nation” clause and that it is entitled to additional rebates from Cabot.  The case is currently pending.

See “Environmental Matters” in Item 1 elsewhere herein for a discussion of our involvement as a PRP at certain environmental clean-up sites.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX".  At May 1, 2007, there were approximately 465 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2007.  On May 8, 2007, our Board of Directors declared a $0.04 dividend per share of common stock with respect to the quarter ended March 31, 2007.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2006		2007		Per Share
	High	Low	High	Low	2006	2007
First Quarter	$12.45	$10.55	$19.90	$13.92	$0.0375	$0.0375
Second Quarter	13.97	12.10	17.85	13.09	0.0375	0.0375
Third Quarter	14.80	11.27	18.52	14.42	0.0375	0.0375
Fourth Quarter	17.83	14.26	16.29	13.90	0.0375	0.0400

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York  10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2002 to the end of fiscal year 2007, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose business’s are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
$200
$150
$100
$50
$0
Mar-02
Mar-03
Mar-04
Mar-05
Mar-06
Mar-07
AVX Corporation
S & P 500
Peer Group

* Based upon an initial investment of $100 on March 31, 2002 with dividends reinvested. Fiscal year ending March 31.

Cumulative Total Return
	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07

AVX -NYSE	$ 100	$ 44	$ 81	$ 61	$ 89	$ 77
S & P 500	$ 100	$ 75	$ 102	$ 108	$ 121	$ 136
Peer Group	$ 100	$ 35	$ 69	$ 39	$ 45	$ 44

Purchases of Equity Securities by the Issuer

On April 19, 2001, the Board of Directors of the Company approved a share repurchase plan that allowed us to repurchase up to 5,000,000 shares of our common stock from time to time in the open market.  In addition, on October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares under both of these plans are held as treasury stock and are available for general corporate purposes.

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2007, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/07 - 1/31/07	44,305	$ 14.35	44,305	5,402,600
2/1/07 - 2/28/07	146,800	15.24	146,800	5,255,800
3/1/07 - 3/31/07	68,400	14.95	68,400	5,187,400
Total	259,505	$ 15.01	259,505	5,187,400

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2007.  The selected consolidated financial data for the five fiscal years ended March 31, 2007 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2003	2004	2005	2006	2007
Operating Results Data:
Net sales	$1,134,111	$1,136,577	$1,283,202	$1,333,208	$1,498,495
Cost of sales	1,067,939	1,078,891	1,105,164	1,125,917	1,201,337
Materials charge	—	87,720	—	—	—
Gross profit (loss)	66,172	(30,034)	178,038	207,291	297,158
Selling, general and administrative expenses	92,041	85,528	107,429	111,110	116,482
Restructuring charges	—	27,213	—	—	—
Profit (loss) from operations	(25,869)	(142,775)	70,609	96,181	180,676
Interest income	17,337	11,495	12,739	22,999	40,033
Interest expense	(1,255)	(391)	(376)	(1,454)	—
Other, net	(651)	—	5,072	1,894	(3,143)
Income (loss) before income taxes	(10,438)	(131,671)	88,044	119,620	217,566
Provision (benefit) for income taxes	2,000	(24,065)	32,312	37,868	63,701
Net income (loss)	$(12,438)	$(107,606)	$55,732	$81,752	$153,865
Income (loss) per share:
Basic	$(0.07)	$(0.62)	$0.32	$0.47	$0.89
Diluted	$(0.07)	$(0.62)	$0.32	$0.47	$0.89
Weighted average common shares outstanding:
Basic	174,325	173,634	173,450	172,532	172,047
Diluted	174,325	173,634	173,906	173,053	172,751
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

As of March 31,	2003	2004	2005	2006	2007
Balance Sheet Data:
Working capital	$892,400	$887,089	$921,564	$1,032,742	$1,214,035
Total assets	1,700,513	1,667,877	1,689,749	1,675,208	1,899,536
Stockholders' equity	1,463,156	1,386,544	1,439,251	1,448,109	1,635,279

Years Ended March 31,	2003	2004	2005	2006	2007
Other Data:
Capital expenditures	$38,254	$33,712	$48,324	$41,328	$51,881
Research, development and engineering expenses	43,504	38,630	36,699	30,904	29,397

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  The Company has five main product groups: Ceramic, Tantalum, Advanced, Connectors and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Connectors and KED Resale.

In fiscal 2007, we experienced our highest revenues and earnings since the end of the tech bubble in fiscal 2001.  Consolidated revenues for the fiscal year ended March 31, 2007 were $1,498.5 million with net income of $153.9 million compared to consolidated revenues of $1,333.2 million with net income of $81.8 million for the fiscal year ended March 31, 2006. During fiscal 2007, we saw strong demand as end users throughout the world continued to demand more sophisticated electronic products. Below normal selling price erosion on commodity products was offset by the demand for newly developed advanced products which generally result in  higher margins. In addition, we continued to enhance production capabilities in lower cost regions, improve production processes, and implement cost reduction programs.

In fiscal 2007, we generated operating cash flow of $245.0 million.  We use cash generated from operations to fund capital expenditures, repurchase shares of our common stock and pay dividends.  We have $968.4 million of cash, cash equivalents and securities investments and no debt as of March 31, 2007.

We continue to invest in new products and improvements to our production processes and are committed to investing in research, development and engineering in order to provide our customers with a new generation of passive component and connector product solutions. We are currently producing more sophisticated electronic component parts necessitated by the  increase in functionality of the devices that are manufactured by our customers.  As a result, we have increased our focus on value added advanced products to serve this expanding market.  We are also focused on controlling costs.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies and expanding into lower cost labor areas.  We believe that this philosophy will enable us to benefit from improved market conditions and provide continuing shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of growth opportunities.

Outlook

Near-Term:

As noted above, the electronic component industry has shown continuous improvement throughout fiscal 2007 resulting in our highest revenue and net income since the end of the tech bubble in fiscal 2001.  We believe that the overall electronics market will continue to grow during fiscal 2008.  Our near-term results will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, medical, consumer and other electronic markets.  Additionally, during fiscal 2007 we saw benefits from our enhanced production capabilities in lower cost areas and other continuing cost reduction programs that will continue to benefit us into the future.  We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations.

Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our advanced and connector product lines due to advances in component design and more sophisticated end-user requirements.

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Net sales for the fiscal year ended March 31, 2007 increased $165.3 million, or 12.4%, to $1,498.5 million compared to $1,333.2 million for the fiscal year ended March 31, 2006.

The table below represents product group revenues for the fiscal years ended March 31, 2005, 2006 and 2007.

Sales Revenue (in thousands)	Years Ended March 31,
	2005	2006	2007
Ceramic Components	$249,381	$236,283	$228,136
Tantalum Components	262,525	269,198	286,943
Advanced Components	287,043	321,781	376,356
Total Passive Components	798,949	827,262	891,435
KDP and KKC Resale	358,120	367,270	434,857
KEC Resale Connectors	59,314	60,269	74,911
Total KED Resale	417,434	427,539	509,768
Connectors	66,819	78,407	97,292
Total Revenue	$1,283,202	$1,333,208	$1,498,495

With the increased use and functionality of today’s electronic devices, the demand for electronic components continues to increase.  This demand in conjunction with favorable economic conditions resulted in improved sales for most of our product groups. Compared to the prior year, Passive Components sales increased $64.2 million, or 7.8%, to $891.4 million, KDP and KKC Resale sales increased $67.6 million, or 18.4%, to $434.9 million and total Connector sales, including KEC Resale connectors, increased $33.5 million, or 24.2%, to $172.2 million.

The sales increase in Passive Components was primarily due to increased end-user demand for products containing passive electronic devices.  The increase in the demand for and sophistication of electronic devices led to a 17.0% growth in our Advanced Component sales. These products generally command higher selling prices due to the unique solutions they provide in meeting the end-user requirements for increased functionality in electronic component devices. The Company saw relatively stable pricing during the fiscal year on commodity products due to increased demand and increased industry manufacturing capacity utilization.  Advanced Component sales include 29.0% and 26.0% of tantalum advanced component sales and 71.0% and 74.0% of ceramic advanced component sales during the fiscal years ended March 31, 2006 and 2007, respectively.

KDP and KKC Resale sales increased $67.6 million, or 18.4%, to $434.9 million for the fiscal year ended March 31, 2007 compared to sales of $367.3 million for the prior year.  The increase is attributable to an increase in sales unit volume resulting from increased customer demand when compared to the prior year.

Connector sales, including KEC Resale connectors, increased $33.5 million, or 24.2%, to $172.2 million compared to $138.7 million in the prior year.  This increase was primarily attributable to a 25.0% increase in unit volume due to increased customer demand and new programs, particularly in the automotive sector, as more electronic functionality is being built into today’s vehicles.

Our sales to independent electronic component distributor customers represented 42.2% of total sales for the fiscal year ended March 31, 2007, compared to 39.8% for the fiscal year ended March 31, 2006.  Our sales to distributors involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management.  Charges for ship and debit and stock rotation were $38.1 million, or 5.7% of gross sales to distributors, for the fiscal year ended March 31, 2007 compared to charges of $37.5 million, or 6.6% of gross sales to distributors, for the fiscal year ended March 31, 2006. This percentage decrease is due to stable pricing and lower inventory levels at our distributors resulting from increased demand and tighter component availability. We had remaining allowances for ship and debit and stock rotation of $14.3 million and $11.9 million at March 31, 2006 and 2007, respectively.

Geographically, compared to the same period last year, sales increased 18.5% in Asia, 5.2% in the Americas and 10.3% in Europe reflecting increased customer production and demand in the Asian region.  In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted sales by $7.3 million during the fiscal year, when compared to the same period last year.  Unit sales volumes increased by 13.7% in Asia and 4.1% in Europe, compared to the same period last year. The Americas unit sales volumes decreased by 11.0% compared to the same period last year, reflecting the continued shift of customer production to the Asian region.

Gross profit for the fiscal year ended March 31, 2007 increased to 19.8% of sales, or $89.9 million, to $297.2 million compared to 15.5% of sales, or $207.3 million, in the fiscal year ended March 31, 2006.  This percentage increase is due to higher sales and a product mix reflecting the Company’s marketing focus on higher margin value added products in addition to an improved cost structure as the Company continues to enhance production capabilities in lower cost facilities and implement cost reduction actions to reduce operating costs.  In fiscal 2007, gross profit was negatively impacted by $1.5 million as a result of headcount reduction costs of $1.0 million and $0.5 million for a casualty loss due to a minor fire at one of our plant storage facilities. Depreciation expense declined by $11.1 million as a result of lower capital spending during the past several years.  In addition, during the fiscal year ended March 31, 2007, reported costs were unfavorably impacted by $15.3 million due to currency translation as the U.S. dollar weakened against certain foreign currencies when compared to the same period last year. We continue to focus on improvements in our manufacturing processes and to incur additional costs as we enhance production capabilities in lower cost facilities in China, Malaysia, El Salvador and the Czech Republic.

Selling, general and administrative expenses for the fiscal year ended March 31, 2007 increased 4.8%, or $5.4 million, to $116.5 million, or 7.8% of net sales, compared with $111.1 million, or 8.3% of net sales, for the fiscal year ended March 31, 2006. The $5.4 million increase in selling, general and administrative expenses was due to higher direct selling expenses primarily due to higher commissions on increased sales in addition to slightly higher employee wage and benefit costs, partially offset by a reduction of $3.8 million in professional fees related primarily to reductions in the cost of Sarbanes-Oxley compliance.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $30.9 million and $29.4 million in fiscal 2006 and 2007, respectively.  Research and development costs included therein increased slightly in fiscal 2007 to $11.3 million compared to $10.9 million in fiscal 2006.  Engineering expenses declined $1.9 million to $18.1 million in fiscal 2007 compared to $20.0 million in fiscal 2006 as the manufacturing processes for new products were transferred to full production.

As a result of the above factors, income from operations for the fiscal year ended March 31, 2007 was $180.7 million compared to $96.2 million for the fiscal year ended March 31, 2006.

Other income increased $13.5 million to $36.9 million in fiscal 2007 compared to $23.4 million in the prior fiscal year.  The increase is primarily due to higher interest income resulting from improved rates of return on higher average balances of invested cash and securities partially offset by realized currency losses.

The effective tax rate for the fiscal year ended March 31, 2007 was 29.3%. The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $3.4 million of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. We estimate a further reduction in deferred tax liabilities of $8.2 million, $8.5 million and $16.6 million over the next three fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.  In addition, the effective tax rate benefited from higher income being generated in certain lower tax rate jurisdictions. This compares to an effective tax rate of 31.7% for the fiscal year ended March 31, 2006.  For the fiscal years ended March 31, 2007 and 2006 we reversed $5.9 million and $2.1 million, respectively, of valuation allowances related to operating losses in certain foreign and state jurisdictions as a result of improved current and expected future profitability in those jurisdictions.  We provide allowances against future tax benefits where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2007 was $153.9 million compared to $81.8 million for the fiscal year ended March 31, 2006.

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

KDP and KKC Resale sales increased $9.2 million, or 2.6%, to $367.3 million for the fiscal year ended March 31, 2006 compared to sales of $358.1 million for the prior year.  The increase is attributable to a 40.3% increase in sales volume resulting from increased customer demand partially offset by lower average selling prices resulting primarily from changes in product mix when compared to the prior year.

Connector sales, including KEC Resale connectors, increased $12.5 million, or 9.9%, to $138.7 million compared to $126.1 million in the prior year.  This increase was primarily attributable to a 10.8% increase in volume due to increased customer demand and new programs, particularly in the automotive sector.

Our sales to independent electronic component distributor customers represented 39.8% of total sales for the fiscal year ended March 31, 2006, compared to 38.6% for the fiscal year ended March 31, 2005.  Our sales to distributors involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management.  Charges for ship and debit and stock rotation were $37.5 million, or 6.6% of gross sales to distributors, for the fiscal year ended March 31, 2006 compared to charges of $46.2 million, or 8.5% of gross sales to distributors, for the fiscal year ended March 31, 2005.  This percentage decrease is a result of a more stable pricing environment and lower distributor inventory levels during fiscal 2006 resulting in fewer requirements for ship and debit and stock rotation.  We had remaining allowances for ship and debit and stock rotation of $14.3 million and $18.1 million at March 31, 2006 and 2005, respectively.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2007, we had a current ratio of 6.9 to 1, $968.4 million of cash, cash equivalents and investments in securities, $1,635.3 million of stockholders' equity and no debt.

Net cash from operating activities was $245.0 million for the fiscal year ended March 31, 2007, compared to $160.4 million for the fiscal year ended March 31, 2006 and $57.1 million for the fiscal year ended March 31, 2005.  The increase in fiscal 2007 is primarily the result of higher earnings and decreases in net working capital.

Purchases of property and equipment were $51.9 million in fiscal 2007, $41.3 million in fiscal 2006 and $48.3 million in fiscal 2005.  These expenditures related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions such as China, Malaysia, El Salvador and the Czech Republic, as well as the implementation of improved manufacturing processes.  We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures of $60 million to $65 million in fiscal 2008.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

Our funding is internally generated through operations and investment income from cash and investments in securities.  Based on our financial condition as of March 31, 2007, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investment securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any acquisitions of businesses, dividend payments or stock repurchases to be made during the upcoming year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2005, 2006 and 2007, dividends of $26.0 million, $25.9 million and $25.8 million, respectively, were paid to stockholders.

On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. Also, on October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock. As of March 31, 2007, there were 5,187,400 shares that may yet be purchased under this program.

We purchased 725,000 shares at a cost of $8.9 million during fiscal 2005, 1,240,000 shares at a cost of $15.8 million during fiscal 2006 and 971,400 shares at a cost of $14.8 million during fiscal 2007.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2007, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $10.1 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $9.4 million to our defined benefit plans during the year ended March 31, 2007 and estimate that we will make contributions of approximately $7.9 million during the next fiscal year ending March 31, 2008.  We have unfunded pension liabilities of approximately $42.0 million related to these defined benefit pension plans at March 31, 2007.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2007, were approximately $20.1 million.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2007, we did not have any of these delivery contracts outstanding.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  In addition, we operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have been indemnified for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

We believe that our reserves for current environmental activities of approximately $2.4 million at March 31, 2007 are adequate. Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on our financial condition or results of operations.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2007 as noted below.

			FY 2009 -	FY 2011 -
Contractual Obligations (in thousands)	Total	FY 2008	FY 2010	FY 2012	Thereafter
Operating Leases	$20,113	$6,617	$8,088	$4,575	$833

At March 31, 2007 we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $10.1 million.

During the fiscal year ended March 31, 2007, we made contributions of $6.0 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2008 will be approximately the same as in fiscal 2007.

During the fiscal year ended March 31, 2007, we made contributions of $1.8 million to our U.S. defined benefit plan and $7.6 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2008 will be approximately $6.4 million for our international defined benefit plans and $1.5 million for our U.S. defined benefit plans.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, pensions, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.  In management's opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

Revenue Recognition

All of our products are built to specification and tested by us for adherence to such specification before shipment to customers.  We ship products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  We recognize revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

Returns

Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48").  Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns.  We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  The amount accrued reflects the return of value of the customer’s inventory.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future returns.  Our actual results approximate our estimates.  When the product is returned and verified, the customer is given credit against their accounts receivable.

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

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales.  In accordance with SFAS 48, we record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future returns under the stock rotation program.  Our actual results approximate our estimates.  When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future credits under the ship and debit program.  Our actual results approximate our estimates.  At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

Special Incentive Programs

We may offer special incentive discounts based on amount of product ordered or shipped. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales under these agreements, we provide an allowance for the discounts on the sales for which the customer is eligible to take. The customer then debits us for the authorized discount amount.

Warranty

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers.  We warrant that our products will meet such specifications.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, we accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made.  The amount accrued represents the direct costs of replacement and other potential costs resulting from product not meeting specifications above and beyond the return value of the customer’s affected product purchases.  Historically valid warranty claims, which are a result of products not meeting specifications, have been immaterial to our results of operations.  However, there is no guarantee that warranty claims in the future will not increase, or be material to results of operations, as a result of manufacturing defects, end market product application failures or end user recall or damage claims.

Inventories

We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43 ("ARB 43").  ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable as a result of future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

We also record a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  We believe that any potential tax exposures have been sufficiently provided for in the consolidated financial statements. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statements of operations in the period in which the matter is resolved.  In the event that actual results differ from these estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

Pension Assumptions

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  We evaluate these assumptions at least annually.  The discount rate enables us to state expected future cash flows at a present value on the measurement date.  To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated periodically and are updated to reflect our experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations currently comply, in all material respects, with all of these laws and regulations.  Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability.  Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have been indemnified for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs.  A separate account receivable is recorded for any indemnified costs.  Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for our fiscal year beginning April 1, 2007.  We do not expect that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  We are currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the tax value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  We are currently evaluating the impact of SFAS 159 on the consolidated financial statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 1, 2007, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 71% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera.  On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering.  In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in Note 12 to our consolidated financial statements elsewhere herein.  One principal strategic advantage for us is our ability to offer a broad line of products to our customers.  The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage.  In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits us.  An adverse change in our relationship with Kyocera could have a negative impact on our results of operations.  We also have established several ongoing arrangements with Kyocera and have executed several agreements; the more significant of which are described below.  Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of our Board of Directors.  The Special Advisory Committee is comprised of independent directors and is required to review and approve such agreements and any other significant transactions between Kyocera and AVX not covered by such agreements.  Periodically, the Special Advisory Committee reviews a summary of our transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

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

Disclosure and Option to License Agreement.  Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances.  The agreement was extended effective March 31, 2007 with a new expiration date of April 1, 2008.

Materials Supply Agreement.  Pursuant to the Materials Supply Agreement (the "Supply Agreement"), AVX and Kyocera will, from time to time, supply the other party with certain raw and semi-processed materials used in the manufacture of capacitors and other electronic components.  The Supply Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

   The Company is exposed to foreign currency exchange risk with respect to its sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and its reported earnings will be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by the Company’s foreign subsidiaries may be denominated in local currency. Approximately 26% of sales and 59% of expenses were transacted in foreign currencies in fiscal 2007.  See Note 11 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

 For fiscal 2007, the Company’s exposure to its foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, the Company would incur a foreign currency gain or loss of approximately $31 million in fiscal 2007.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily tantalum, but also palladium, platinum, silver, nickel and copper.

Tantalum powder and wire are principle materials used in the manufacture of tantalum capacitor products.  These materials may be purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment and variations in the market.  The tantalum required to manufacture our products has generally been available in sufficient quantity.  In the past, the limited number of tantalum material suppliers has led to higher prices during periods of increased demand.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 41 of this report:

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  The Company periodically reviews the effectiveness of its disclosure controls and procedures and internal control over financial reporting.  The Company makes modifications to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2007.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On May 8, 2007, the Compensation Committee of the Board of Directors approved a performance-based cash award for the Company’s corporate officers in accordance with the existing Management Incentive Plan.  As a result of the Company’s results for the fiscal year ended March 31, 2007, the award for the Chief Executive Officer is equal to a percentage of salary, and the aggregate award for the other officers is based on a percentage of the salary pool of eligible officers as determined by the Compensation Committee of the Board of Directors.  The other officers’ individual awards will be determined by the Chief Executive Officer and will be paid 75% in the summer of 2007 and the remaining 25% will be paid one year later, provided the officer is employed by the Company at that time.

On May 8, 2007, the Board of Directors approved a discretionary cash award for all U.S. salaried employees, including all executive officers who are U.S. employees.  Each such employee’s award will be in an amount equal to 8% of such employee’s calendar year 2006 eligible earnings.  Each such employee will be paid 50% of such employee’s award currently, and the remaining 50% will be paid one year later, provided the employee is employed by the Company at that time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors, compliance and our corporate governance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this report under the caption "Executive Officers of the Registrant".

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

The information required by this item is provided by incorporation by reference to information under the captions entitled  “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee and Equity Compensation Committee Report”, “Compensation Discussion and Analysis”, and “Executive Compensation” in the Proxy Statement and perhaps elsewhere therein.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is provided by incorporation by reference to information under the caption "Relationship with Kyocera and Related Transactions" and “Board of Directors – Governance” in the Proxy Statement and perhaps elsewhere therein.

Item 14.	Principal Accounting Fees and Services

The information required by this item is provided by incorporation by reference to information under the caption entitled "Report of the Audit Committee – Principal Independent Registered Public Accounting Firm Fees" in the Proxy Statement and perhaps elsewhere therein.

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

*10.6
Amended AVX Nonqualified Supplemental Retirement Plan (the AVX Corporation SERP was merged into this plan effective January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2006).

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
*10.12
Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2004 Stock Option Plan and AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2005),

*10.13	AVX Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
10.14	Amendment dated as of March 31, 2007 to the Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation.
10.15
Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.16
Materials Supply Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	May 21, 2007
*
Kazuo Inamori	Chairman Emeritus of the Board	May 21, 2007
*
John S. Gilbertson	Chief Executive Officer, President and Director	May 21, 2007
*
Donald B. Christiansen	Director	May 21, 2007
*
Kensuke Itoh	Director	May 21, 2007
*
Makoto Kawamura	Director	May 21, 2007
*
Rodney N. Lanthorne	Director	May 21, 2007
*
Joseph Stach	Director	May 21, 2007
*
Richard Tressler	Director	May 21, 2007
*
Masahiro Umemura	Director	May 21, 2007
*
Yuzo Yamamura	Director	May 21, 2007

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2006	2007
Current assets:
Cash and cash equivalents	$505,326	$684,382
Short-term investments in securities	158,995	145,000
Accounts receivable - trade	174,530	191,106
Accounts receivable - affiliates	2,918	5,059
Inventories	307,653	330,141
Deferred income taxes	25,196	26,941
Prepaid and other	29,154	38,766
Total current assets	1,203,772	1,421,395
Long-term investments in securities	135,004	139,000
Property and equipment:
Land	20,471	20,543
Buildings and improvements	249,193	276,497
Machinery and equipment	1,181,329	1,281,985
Construction in progress	17,393	14,257
	1,468,386	1,593,282
Accumulated depreciation	(1,235,436)	(1,349,409)
	232,950	243,873
Goodwill	69,483	71,166
Other assets	33,999	24,102
Total Assets	$1,675,208	$1,899,536

Continues on following page

	March 31,
Liabilities and Stockholders' Equity	2006	2007
Current liabilities:
Accounts payable - trade	$41,412	$50,903
Accounts payable - affiliates	63,599	75,786
Income taxes payable	9,179	14,668
Accrued payroll and benefits	34,272	38,965
Accrued expenses	22,568	27,038
Total current liabilities	171,030	207,360
Pensions	43,023	42,037
Other liabilities	13,046	14,860
Total non-current liabilities	56,069	56,897
Total Liabilities	227,099	264,257
Commitments and contingencies (Notes 10 and 14)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	—	—
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 172,216 and 171,674 shares for 2006 and 2007, respectively
Additional paid-in capital	338,784	340,911
Retained earnings	1,098,237	1,226,283
Accumulated other comprehensive income	62,589	128,812
Treasury stock, at cost, 4,152 and 4,694 shares for 2006 and 2007, respectively	(53,265)	(62,491)
Total Stockholders' Equity	1,448,109	1,635,279
Total Liabilities and Stockholders' Equity	$1,675,208	$1,899,536

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2005	2006	2007
Net sales	$1,283,202	$1,333,208	$1,498,495
Cost of sales	1,105,164	1,125,917	1,201,337
Gross profit	178,038	207,291	297,158
Selling, general and administrative expenses	107,429	111,110	116,482
Profit from operations	70,609	96,181	180,676
Other income (expense):
Interest income	12,739	22,999	40,033
Interest expense	(376)	(1,454)	—
Other, net	5,072	1,894	(3,143)
Income before income taxes	88,044	119,620	217,566
Provision for income taxes	32,312	37,868	63,701
Net income	$55,732	$81,752	$153,865
Income per share:
Basic	$0.32	$0.47	$0.89
Diluted	$0.32	$0.47	$0.89
Weighted average common shares outstanding:
Basic	173,450	172,532	172,047
Diluted	173,906	173,053	172,751

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)

	Common Stock					Accumulated
	Number			Additional		Other
	Of		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2004	173,648	$ 1,764	$ (35,285)	$ 342,811	$ 1,012,637	$ 64,617	$ 1,386,544
Net income					55,732		55,732	$ 55,732
Affiliate Excess Purchase Price				(2,218)			(2,218)
Other comprehensive income (loss)						34,967	34,967	34,967
Dividends of $0.15 per share					(26,022)		(26,022)
Stock option activity	32		409	(118)			291
Tax benefit of stock option exercises				(1,117)			(1,117)
Treasury stock purchased	(725)		(8,926)				(8,926)
Balance, March 31, 2005	172,955	$ 1,764	$ (43,802)	$ 339,358	$ 1,042,347	$ 99,584	$ 1,439,251	$ 90,699
Net income					81,752		81,752	81,752
Other comprehensive income (loss)						(36,995)	(36,995)	(36,995)
Dividends of $0.15 per share					(25,862)		(25,862)
Stock option activity	501		6,325	(610)			5,715
Tax benefit of stock option exercises				36			36
Treasury stock purchased	(1,240)		(15,788)				(15,788)
Balance, March 31, 2006	172,216	$ 1,764	$ (53,265)	$ 338,784	$ 1,098,237	$ 62,589	$ 1,448,109	$ 44,757
Net income					153,865		153,865	153,865
Other comprehensive income (loss)						69,080	69,080	69,080
Dividends of $0.15 per share					(25,819)		(25,819)
Stock-based compensation expense				2,629			2,629
Stock option activity	430		5,581	(1,169)			4,412
Tax benefit of stock option exercises				667			667
Treasury stock purchased	(972)		(14,807)				(14,807)
Adjustment to initially apply SFAS No. 158, net of tax						(2,857)	(2,857)
Balance, March 31, 2007	171,674	$ 1,764	$ (62,491)	$ 340,911	$ 1,226,283	$ 128,812	$ 1,635,279	$ 222,945

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)

Years Ended March 31,	2005	2006	2007
Operating Activities:
Net income	$55,732	$81,752	$153,865
Adjustment to reconcile net income to net cash from operating activities:
Depreciation	80,734	64,966	53,859
Stock-based compensation expense	—	—	2,629
Deferred income taxes	12,933	6,572	11,245
Gain on sale of property, plant & equipment	(3,566)	(910)	(88)
Changes in operating assets and liabilities:
Accounts receivable	20,203	(25,855)	(12,402)
Inventories	(72,044)	61,948	(6,721)
Accounts payable and accrued expenses	(43,006)	(30,263)	42,998
Income taxes payable	(5,988)	(740)	6,139
Other assets	15,343	3,630	(2,921)
Other liabilities	(3,241)	(745)	(3,574)
Net cash provided by operating activities	57,100	160,355	245,029
Investing Activities:
Purchases of property and equipment	(48,324)	(41,328)	(51,881)
Proceeds from the purchase of business, net of cash acquired	3,247	—	—
Purchases of investment securities	(106,000)	(100,000)	(228,000)
Proceeds from sale of investment securities	79,989	36,000	238,181
Proceeds from property, plant & equipment dispositions	5,790	437	88
Other	(61)	528	—
Net cash used in investing activities	(65,359)	(104,363)	(41,612)
Financing Activities:
Repayment of debt	(26)	—	—
Dividends paid	(26,022)	(25,862)	(25,819)
Purchase of treasury stock	(8,926)	(15,788)	(14,807)
Proceeds from exercise of stock options	291	5,715	4,412
Excess tax benefit from stock-based payment arrangements	—	—	667
Net cash used in financing activities	(34,683)	(35,935)	(35,547)

Effect of exchange rate on cash	3,682	(5,201)	11,186
Increase (decrease) in cash and cash equivalents	(39,260)	14,856	179,056
Cash and cash equivalents at beginning of period	529,730	490,470	505,326
Cash and cash equivalents at end of period	$490,470	$505,326	$684,382

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share data)

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2007, Kyocera owned approximately 71% of the Company's outstanding shares of common stock.

Use of Estimates:

The consolidated financial statements are prepared on the basis of generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  On an ongoing basis, the Company evaluates its accounting policies and disclosure practices.

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Securities:

The Company’s long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. The Company has the ability and intent to hold these investments until maturity. All income generated from these investments are recorded as interest income.

Inventories:

The Company determines the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43 ("ARB 43").  ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, the Company evaluates its inventory and adjusts to net realizable value the carrying value and excess quantities.  The Company reviews and adjusts the carrying value of its inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions,  technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $80,734, $64,966 and $53,859 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

In accordance with Statement of Financial Accounting Standards No.144 ("SFAS 144"), long-lived assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable.  If the sum of the undiscounted cash flows is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

The cost of maintenance and repairs is charged to expense as incurred.  Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts.  Any gain or loss is reflected in the Company's results of operations.

Goodwill:

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets".  Pursuant to SFAS 142, goodwill is not amortized, but is tested for impairment at least annually or whenever conditions indicate that such impairment could exist.  The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  The Company's annual goodwill impairment analysis indicated that there was no goodwill impairment for the fiscal years ended March 31, 2005, 2006 or 2007.

Pension Assumptions:

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  The Company evaluates these assumptions at least annually.  The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield unique to each plan.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated periodically and are updated to reflect the Company's experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

Income Taxes:

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its tax assets and liabilities in each of the jurisdictions in which it operates.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheets.  The Company assesses the likelihood that its deferred tax assets will be recoverable as a result of future taxable income and, to the extent management believes that recovery is not likely, the Company establishes a valuation allowance.

The Company has recorded valuation allowances due to uncertainties related to its ability to realize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on the Company’s estimates of future taxable income over the periods that its deferred tax assets will be recoverable.

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may impact the Company's ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  Management believes that any potential tax exposures have been sufficiently provided for in the consolidated financial statements.  If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the tax provision in the consolidated statements of operations in the period in which the matter is resolved.  In the event that actual results differ from these estimates, the Company may need to adjust tax accounts and related payments, which could materially impact its financial condition and results of operations.

The Company records deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by the Company in its U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the tax benefit is recognized in the income tax provision.

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

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.  For instruments designated as hedges, unrealized gains or losses are reported in other comprehensive income and when realized, are reported in net earnings.  Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

The Company uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies.  The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. See Note 11 for further discussion of derivative financial instruments.

Revenue Recognition and Accounts Receivable:

All products are built to specification and tested by AVX for adherence to such specification before shipment to customers.  The Company ships products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  The Company recognizes revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Returns

Returns are accounted for in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48").  Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns.  The Company records an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  The amount accrued reflects the return of value of the customer’s inventory.  These procedures require the exercise of significant judgments.  The Company believes that these procedures enable it to make reliable estimates of future returns.  The Company’s actual results approximate its estimates.  When the product is returned and verified, the customer is given credit against their accounts receivable.

   Distribution Programs

A portion of the Company’s sales are to independent electronic component distributor customers, which are subject to various distributor sales programs.  The Company reports provisions for distributor allowances in connection with such sales programs as a reduction in revenue and reports distributor allowances in the balance sheet as a reduction in accounts receivable.  For the distribution programs described below, the Company does not track the individual units that are recorded against specific products sold from distributor inventories, which would allow it to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period.  Nevertheless, management believes that the Company has an adequate basis to assess the reasonableness and reliability of its estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales.  In accordance with SFAS 48, the Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  These procedures require the exercise of significant judgments.  The Company believes that these procedures enable us to make reliable estimates of future returns under the stock rotation program.  The Company’s actual results approximate its estimates. When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor's stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  In accordance with SFAS 48, the Company records an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends the Company sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.  These procedures require the exercise of significant judgments.  The Company believes that these procedures enable it to make reliable estimates of future credits under the ship and debit program.  The Company’s actual results approximate its estimates.  At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment.

Special Incentive Programs

The company may offer special incentive discounts based on amount of product ordered or shipped. In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time the Company records sales under these agreements, it provides an allowance for the discounts on the sales for which the customer is eligible to take. The customer then debits the Company for the authorized discount amount.

Warranty:

All of the Company’s products are built to specifications and tested by the Company for adherence to such specifications before shipment to customers.  The Company warrants that its products will meet such specifications.  In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made.  The amount accrued represents the direct costs of replacement and other potential costs resulting from product not meeting specifications above and beyond the return value of the customer’s affected product purchases.  Historically valid warranty claims, which are a result of products not meeting specifications, have been immaterial to the Company’s results of operations.  However, there is no guarantee that warranty claims in the future will not increase, or be material to results of operations, as a result of manufacturing defects, end market product application failures or end user recall or damage claims.

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

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and are $11,049, $10,892, and $11,285 for the fiscal years ended March 31, 2005, 2006, and 2007, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:
	Years Ended March 31,
	2005	2006	2007
Engineering expense:
Cost of sales	$24,054	$18,437	$16,534
Selling general and administrative expense	1,596	1,575	1,578
Total engineering expense	$25,650	$20,012	$18,112

Stock-Based Compensation:

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

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach. Under this method, compensation cost recognized during the fiscal year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ vesting period, and (b) compensation cost for all options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period.  The Company's policy is to grant stock options at fair value (market) on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for the Company’s employee stock-based compensation plans for the fiscal years ended March 31, 2005 and 2006.  For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards:

		2005	2006
Net income:
As reported		$55,732	$81,752
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(4,039)	(3,151)
Pro forma net income		$51,693	$78,601

Earnings per share:
Basic - as reported		$0.32	$0.47
Basic - pro forma		$0.30	$0.46
Diluted - as reported		$0.32	$0.47
Diluted - pro forma		$0.30	$0.45

The Company uses the Black-Scholes option pricing model to determine the fair value of its options at grant date.  See Note 9 for assumptions used.

Treasury Stock:

In April 2001 and October 2005, the Company's Board of Directors approved stock repurchase authorizations whereby up to 10,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 1,241 shares were purchased during the fiscal year ended March 31, 2006 and 972 shares were purchased during the fiscal year ended March 31, 2007.  The Company purchased 260 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2007.  As of March 31, 2007, the Company had in treasury 4,694 common shares at a cost of $62,491.  There are 5,187 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”)  issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007.  The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the tax value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2005, 2006 and 2007:

	2005	2006	2007
Net Income	$55,732	$81,752	$153,865
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	173,450	172,532	172,047
Basic earnings per share	$0.32	$0.47	$0.89
Computation of Diluted EPS:
Weighted Average Shares Outstanding	173,450	172,532	172,047
Effect of stock options	456	521	704
Shares used in Computing Diluted EPS (1)	173,906	173,053	172,751
Diluted Income per share	$0.32	$0.47	$0.89

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti dilutive, were 1,185 shares, 762 shares and 2,828 shares for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:
	Years Ended March 31,
	2005	2006	2007
Net income	$55,732	$81,752	$153,865
Other comprehensive income (loss):
Pension liability adjustment, net of tax	(1,764)	(2,709)	(1,464)
Foreign currency translation adjustment	37,259	(34,560)	69,597
Foreign currency cash flow hedges	(528)	274	947
Comprehensive income	$90,699	$44,757	$222,945

The accumulated balance of comprehensive income is as follows:
	Years Ended March 31,
	2005	2006	2007
Pension liability adjustment, net of tax	$(21,938)	$(24,647)	$(31,825)
Foreign currency translation adjustment	121,891	87,331	156,929
Foreign currency cash flow hedges	(369)	(95)	851
Adjustment to initially apply SFAS 158, (net of tax in the amount of $1,299)	—	—	2,857
Balance at end of period	$99,584	$62,589	$128,812

4.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2006	2007
Trade	$199,090	$213,869
Less:
Allowances for doubtful accounts	1,772	1,705
Ship from stock and debit and stock rotation	14,292	11,918
Sales returns and discounts	8,496	9,140
Total allowances	24,560	22,763
	$174,530	$191,106

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2005	2006	2007
Allowances for doubtful accounts:
Beginning Balance	$5,324	$3,426	$1,772
Charges	(1,574)	21	—
Applications	(444)	(1,575)	(125)
Translation and other	120	(100)	58
Ending Balance	$3,426	$1,772	$1,705

Ship from stock and debit and stock rotation:
Beginning Balance	$17,596	$18,174	$14,292
Charges	46,197	37,543	38,124
Applications	(45,647)	(41,374)	(40,609)
Translation and other	28	(51)	111
Ending Balance	$18,174	$14,292	$11,918

Sales returns and discounts:
Beginning Balance	$7,028	$11,043	$8,496
Charges	29,351	20,524	27,345
Applications	(25,380)	(23,557)	(26,909)
Translation and other	44	486	208
Ending Balance	$11,043	$8,496	$9,140

5.	Inventories:

Inventories at March 31 consisted of:	2006	2007
Finished goods	$97,963	$100,266
Work in process	81,055	98,147
Raw materials and supplies	128,635	131,728
	$307,653	$330,141

6.	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places its cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2007, the Company believes that its credit risk exposure is not significant.

As of March 31, 2006 and 2007, all investments in debt securities and time deposits held by the Company were classified as held-to-maturity. Investments in held-to-maturity securities, recorded at amortized cost, were as follows at March 31:

	2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$158,995	$—	$(1,293)	$157,702
Long-term investments:
U.S. government and agency securities	135,004	—	(1,978)	133,026
	$293,999	$—	$(3,271)	$290,728

	2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$145,000	$—	$(407)	$144,593
Long-term investments:
U.S. government and agency securities	139,000	—	(142)	138,858
	$284,000	$—	$(549)	$283,451

The fair values were estimated based on quoted market prices or pricing models using current market rates.

The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2007, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.  The Company does not have any held-to-maturity securities with maturities greater than five years at March 31, 2007.
	Amortized Cost	Estimated Fair Value
Due in one year or less	$145,000	$144,593
Due after one year through five years	139,000	138,858
Total	$284,000	$283,451

7.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

Years Ended March 31,	2005	2006	2007
Domestic	$57,602	$58,133	$90,275
Foreign	30,442	61,487	127,291
	$88,044	$119,620	$217,566

The provision (benefit) for income taxes consisted of:

Years Ended March 31,	2005	2006	2007
Current:
Federal/State	$11,397	$24,960	$31,520
Foreign	7,982	6,337	20,936
	19,379	31,297	52,456
Deferred:
Federal/State	11,385	(1,080)	2,609
Foreign	1,548	7,651	8,636
	12,933	6,571	11,245
	$32,312	$37,868	$63,701

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2006		2007
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,492	$85	$9,673	$91
Inventory reserves	6,712	5	5,935	11
Accrued expenses	14,321	4	13,880	—
Net operating loss and tax credit carry forwards	219	—	216	—
Sub total	29,744	94	29,704	102
Less valuation allowances	(4,455)	—	(2,661)	—
Total Current	$25,289	$94	$27,043	$102

March 31,	2006		2007
Non-current:	Assets	Liabilities	Assets	Liabilities
Tax over book depreciation	$18,154	$1,211	$19,476	$1,351
Deduction of foreign branch losses	—	48,459	—	46,387
Pension obligations	14,789	—	13,166	—
Other, net	3,535	4,029	4,356	4,375
Net operating loss and tax credit carry forwards	119,511	—	109,123	—
Sub total	155,989	53,699	146,121	52,113
Less valuation allowances	(77,016)	—	(78,988)	—
Total Non-current	$78,973	$53,699	$67,133	$52,113

Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:
	Years Ended March 31,
	2005	2006	2007
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(0.3)	0.5	(0.1)
Effect of foreign operations	(12.0)	(4.8)	(6.6)
Change in valuation allowance	10.9	1.5	(0.3)
Settlement of certain income tax exposures	—	(2.8)	—
Foreign branch losses not subject to recapture	—	—	(1.5)
Other, net	3.1	2.3	2.8
Effective tax rate	36.7%	31.7%	29.3%

At March 31, 2007, certain of the Company's foreign subsidiaries in Brazil, China, France, Korea, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carry forwards totaling approximately $333,341 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China, Korea, and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased $3,875 and $180 during the years ended March 31, 2006 and 2007, respectively, as a result of increases in the net operating losses of the subsidiaries in the countries mentioned above.

The Company has recorded deferred tax liabilities of $48,459 and $46,387 at March 31, 2006 and 2007, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company in its U.S. income tax returns.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $3,437 of deferred tax liabilities resulting from certain of the Company’s foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 years to 5 years.  The Company estimates a further reduction in deferred tax liabilities of $8,150, $8,502 and $16,626 over the next three fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.

At the present time, the Company expects that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2006 and 2007 would have been approximately $91,633 and $100,250 respectively.
Income taxes paid totaled $25,755, $31,774 and $47,346 during the years ended March 31, 2005, 2006 and 2007, respectively.

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

In accordance with the provisions of FASB Statement No. 87 “Employer’s Accounting for Pensions”, (“SFAS 87”) the Company has recognized a minimum pension liability for circumstances in which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued or prepaid pension amounts. The effect of this adjustment was to increase recorded pension liabilities by $4,244 and $2,175 during the fiscal years ended March 31, 2006 and 2007, respectively and a corresponding net of tax charge to comprehensive income of $2,709 and $1,464 during the years ended March 31, 2006 and 2007, respectively. These adjustments had no effect of the Company’s results of operations or statement of cash flows for the fiscal years ended March 31, 2006 and 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the over funded or under funded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures in accordance with this standard as of its fiscal year ending March 31, 2007.  Effective for fiscal years ending after December 15, 2008, this standard will require the Company to measure the funded status of a plan as of the date of its fiscal year end.

The following table shows the incremental effect of the applying SFAS 158 at March 31, 2007 on the consolidated balance sheet line items listed below. These adjustments had no effect on the Company’s results of operations or statement of cash flows for the fiscal year ended March 31, 2007.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred tax asset (1)	$11,867	$1,299	$13,166
Other non-current assets	100	(100)	—
Total Assets	11,967	1,199	13,166

Non-current pensions liability	41,914	123	42,037
Accumulated other comprehensive income (1)	(26,109)	(2,857)	(28,966)
Total liabilities and stockholders' equity	$15,805	$(2,734)	$13,071

(1)	Amounts relate only to pension plans

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2006 and 2007 were as follows:
	Years Ended March 31,
	U.S. Plans		International Plans
	2006	2007	2006	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$ 29,417	$ 30,236	$105,896	$115,432
Service cost	400	426	996	1,493
Interest cost	1,622	1,635	5,227	6,053
Plan participants' contributions	—	—	794	834
Actuarial loss (gain)	452	(776)	13,471	2,985
Benefits paid	(1,655)	(1,816)	(3,773)	(3,849)
Foreign currency exchange rate changes	—	—	(7,643)	14,173
Benefit obligation at end of year	30,236	29,705	114,968	137,121
Change in plan assets:
Fair value of plan assets at beginning of year	21,150	22,453	72,138	79,883
Actual return on assets	1,158	2,079	12,517	6,230
Employer contributions	1,800	1,802	3,773	7,559
Plan participants' contributions	—	—	794	834
Benefits paid	(1,655)	(1,815)	(3,773)	(3,849)
Other expenses	—	—	(270)	(333)
Foreign currency exchange rate changes	—	—	(5,296)	9,946
Fair value of plan assets at end of year	22,453	24,519	79,883	100,270
Funded status	$ (7,783)	$ (5,186)	$ (35,086)	$ (36,851)

The accumulated benefit obligation at March 31, 2006 and 2007 was $144,685 and $165,335, respectively.

The Company's assumptions used in determining the pension assets (liabilities) were as follows:

	March 31,
	2006	2007
Assumptions:
Discount rates	4.25-5.50%	4.40-5.75%
Increase in compensation	2.00-3.00%	3.40%

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2007) are as follows:
	Years Ended March 31,
	U.S. Plans		International Plans
	2006	2007 (1)	2006	2007 (1)
Unrecognized net actuarial loss	$ 7,103	$ 3,867	$ 32,737	$ 25,031
Unamortized prior service cost	101	55	75	13
	$ 7,204	$ 3,922	$ 32,812	$ 25,044

(1) Amounts in accumulated comprehensive income as of March 31, 2007 are net of $1,782 and $11,384 of tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2007 balance of unrecognized net actuarial losses and unamortized prior service costs expected to be amortized in fiscal 2008 is $188 and $22, respectively for the U.S. Plans and $1,476 and $19, respectively for the International Plans.

Net pension cost related to these pension plans includes the following components:
	Years Ended March 31,
	2005	2006	2007
Service cost	$1,533	$1,396	$1,919
Interest cost	7,036	6,849	7,688
Expected return on plan assets	(5,968)	(5,959)	(7,167)
Amortization of prior service cost	127	129	152
Recognized actuarial loss	1,421	1,444	1,749
Net periodic pension cost	$4,149	$3,859	$4,341

The Company's assumptions used in determining the net periodic pension expense were as follows:
	March 31,
	2005	2006	2007
Assumptions:
Discount rates	5.25-6.00%	4.50-5.75%	4.25-5.50%
Increase in compensation	1.25-3.25%	1.25-3.25%	3.00%
Expected long-term rate of return on plan assets	7.00-8.00%	6.30-8.00%	6.40-7.50%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets.  To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 0.25% from March 31, 2006 to March 31, 2007.

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

The Company's pension plans' weighted average asset allocations at March 31, 2006 and 2007, by asset category are as follows:

	March 31, 2006		March 31, 2007
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	53%	61%	52%	61%
Debt securities	47%	39%	37%	39%
Other	—	—	11%	—
Total	100%	100%	100%	100%

The Company makes contributions to its defined benefit plans as required under various pension funding regulations.  Accordingly, the Company expects to make contributions of approximately $6,396 to the international plans and $1,493 to the U.S. plans in fiscal 2008 based on current actuarial computations.

Estimated future benefit payments are as follows:
Years ended March 31,	U.S. Plans	International Plans
2008	$ 1 ,351	$ 4,095
2009	1,362	4,262
2010	1,443	4,460
2011	1,531	4,647
2012	1,607	4,858
2013-2017	9,901	27,343

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year.  The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2005, 2006 and 2007 were approximately $5,511, $5,331 and $5,974, respectively.

In addition, the Company sponsors nonqualified deferred compensation programs, which permit certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by the Company.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2006 and 2007 of $7,089 and $7,850, respectively, is included as an asset and a liability of the Company in the accompanying balance sheet because the trust’s assets are available to the Company's general creditors in the event of the Company's insolvency.

9.	Stock Based Compensation:

The Company has four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan the Company may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 15,300 as of March 31, 2007.

Options exercised under the Company’s stock option plans are issued from the Company’s treasury shares.  As of March 31, 2007, the Company has 5,187 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  The Company purchased 1,240 shares at a cost of $15,788 during fiscal 2006 and 972 shares at a cost of $14,807 during fiscal 2007.

Activity under the Company’s stock option plans is summarized as follows:
	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value

Outstanding at March 31, 2006	4,813	$14.72
Options granted	513	15.27
Options exercised	(430)	10.27		$2,762
Options cancelled/forfeited	(75)	18.62
Outstanding at March 31, 2007	4,821	$15.14	5.11	$280

Exercisable at March 31, 2007	3,564	$15.69	4.03	$(1,755)

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $126, $1,064 and $2,762 for fiscal years ended March 31, 2005, 2006 and 2007 respectively.

Unvested share activity under the Company’s stock options plans for March 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2006	1,382	$5.65
Options granted	513	5.44
Options forfeited	(36)	5.60
Options vested	(602)	6.57
Unvested balance at March 31, 2007	1,257	$5.39

As of March 31, 2007, $3,712 of total unrecognized compensation costs related to unvested awards is expected to be recognized over the vesting period, approximately four years. The total aggregate fair value of options vested is $6,092, $4,402 and $3,957 for fiscal years ended March 31, 2005, 2006 and 2007, respectively.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $6.07, $4.91 and $5.44 per option during fiscal years ended March 31, 2005, 2006 and 2007, respectively.  The condensed consolidated statement of operations includes $2,246, net of $383 of tax benefit, in stock-based compensation expense for fiscal 2007.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  The Company estimated volatility by considering the Company’s historical stock volatility.  The Company calculated the dividend yield based on historical dividends paid.  In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2007 was 6.4%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	2005	2006	2007
	Grants	Grants	Grants
Expected life (years)	4	4	5
Interest rate	3.53%	4.00%	4.90%
Volatility	55.97%	55.74%	35.25%
Dividend yield	1.07%	1.31%	0.98%

10.	Commitments and Contingencies:

At March 31, 2007, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $10,065.

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2007, were as follows:

Years ended March 31,
2008	$6,617
2009	4,815
2010	3,273
2011	3,252
2012	1,323
Thereafter	833

Rental expense for operating leases was $8,740, $8,379 and $8,739 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

AVX filed a complaint on July 29, 2002, against Cabot Corporation (“Cabot”) in U.S. District Court for the District of Massachusetts (the “Federal Court”) with respect to the previously existing supply agreement with Cabot for tantalum powder, ore and wire, alleging violations of a federal law known as the Robinson-Patman Act.  Upon dismissal of that case by stipulation on jurisdictional grounds on March 28, 2003, Cabot filed a court action in the Superior Court for Suffolk County, Commonwealth of Massachusetts (the “State Court”) on March 18, 2003, seeking a declaratory judgment to determine the rights and obligations of each party.  AVX then filed a counterclaim against Cabot in the State Court on April 17, 2003, restating the affirmative claims asserted in the Federal Court action for money damages for unfair and deceptive trade practices by Cabot, breach of contract and other related matters. In particular, AVX asserted that in fiscal 2001 Cabot took advantage of a shortage of tantalum on the market to induce AVX to execute a long-term contract at inflated prices by threatening to breach the contract then in effect between the parties, and that Cabot made false or misleading assertions during the course of those dealings.  AVX also filed claims for breach of the long-term contract because of defective product and delayed deliveries.  Pursuant to the action, AVX sought injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  On June 18, 2004, the State Court judge dismissed the portion of the AVX state case that related to the allegations concerning the formation of the challenged contract.  That decision was affirmed by the Massachusetts Supreme Judicial Court on March 28, 2007. The balance of AVX’s case against Cabot was voluntarily dismissed by the parties and the case is now concluded.

On March 8, 2004, AVX filed a second action in Federal Court against Cabot alleging certain violations of the federal antitrust laws.  The facts alleged in this action relate to the same contracts in the litigation described above, but in this action AVX alleged Cabot engaged in conduct that violated federal anti-trust laws known as the Sherman Anti-Trust Act.  AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  The case is currently pending.

On September 6, 2005, AVX filed an action against Cabot in Massachusetts Superior Court which arises out of allegations that Cabot breached certain pricing provisions of the current contract between AVX and Cabot (which contract is itself the subject of the litigation described above).  In essence, AVX alleges that Cabot has failed to abide by a “most favored nation” clause and that it is entitled to additional rebates from Cabot.  The case is currently pending.

The Company is involved in disputes, warranty, and legal proceedings arising in the normal course of business.  While the Company cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, the Company cannot be certain of the eventual outcome and any adverse results in these or other matters that may arise from time to time may harm its financial position, results of operations, or cash flows.

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2007, the Company did not have any of these delivery contracts outstanding.

The Company has entered into an employment agreement with its Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement from the Company.

11.	Derivative Financial Instruments:

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business.  The Company uses derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of the risk management strategy.  The objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.  The Company does not enter into any trading or speculative positions with regard to derivative instruments.

The Company primarily uses forward contracts, with maturities less than three months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies.  The Company’s derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  As of March 31, 2007, the market value of these cash flow hedges is approximately $124,000. These contracts are expected to be liquidated during the year ending March 31, 2008.

The effectiveness of the cash flow hedges, is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is reclassified into earnings. During fiscal 2006 and 2007, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. For the fiscal years ended March 31, 2006 and 2007, the net gain (loss) recognized in other income and expense in the accompanying consolidated statements of operations was $3,155 and $(3,086) respectively.

For the fiscal years ended March 31, 2006 and 2007, the Company had net outstanding foreign exchange contracts totaling $316,900 and $427,932, respectively.

12.	Transactions With Affiliate:

The Company's business includes certain transactions with its parent company, Kyocera, as included in the table below.

	Years Ended March 31,
	2005	2006	2007
Sales:
Product and equipment sales to affiliates	$24,352	$21,562	$21,813
Subcontracting activities	2,231	1,790	1,601
Commissions received	782	149	71
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	395,035	391,019	470,166
Other:
Dividends paid	18,270	18,270	18,270

The Company has established several ongoing arrangements with Kyocera and has executed several agreements. Except for the Buzzer Assembly Agreement, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of the agreements contains provisions requiring that the terms of any transaction under such agreements be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of the Company’s Board of Directors.  The Special Advisory Committee is comprised of independent directors and is required to review and approve such agreements and any other significant transactions between Kyocera and AVX not covered by such agreements.  Periodically, the Special Advisory Committee reviews a summary of the Company’s transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

13.	Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company is organized into a product line organization with five main product groups.  In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has three reportable segments: Passive Components, KED Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic and tantalum capacitors, film and power capacitors and varistors.  The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,

	2005	2006	2007
Net sales:
Passive components	$798,949	$827,262	$891,435
KED Resale	417,434	427,539	509,768
Connectors	66,819	78,407	97,292
Total	$1,283,202	$1,333,208	$1,498,495

Operating profit (loss):
Passive components	$76,582	$95,515	$175,276
KED Resale	23,511	32,713	40,633
Connectors	6,975	6,393	7,301
Research & development	(11,049)	(10,892)	(11,285)
Corporate administration	(25,411)	(27,548)	(31,249)
Total	$70,608	$96,181	$180,676

Depreciation:
Passive components	$74,352	$57,272	$45,049
KED Resale	626	612	863
Connectors	3,472	4,638	6,038
Research & development	1,082	1,114	886
Corporate administration	1,202	1,330	1,023
Total	$80,734	$64,966	$53,859

	2005	2006	2007
Assets:
Passive components	$600,509	$471,991	$498,343
KED Resale	33,163	31,347	39,943
Connectors	35,272	34,156	44,913
Research & development	7,470	6,747	7,133
Cash, A/R and L/T investments	876,532	976,773	1,164,547
Goodwill - Passive components	59,909	59,206	60,889
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	66,617	84,711	73,491
Total	$1,689,749	$1,675,208	$1,899,536

Capital expenditures:
Passive components	$41,250	$34,899	$45,822
KED Resale	160	136	288
Connectors	6,446	5,889	4,289
Research & development	370	331	1,369
Corporate administration	98	73	113
Total	$48,324	$41,328	$51,881

No one customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2005, 2006 or 2007.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.

	Years Ended March 31,
	2005	2006	2007
Net sales:
Americas	$402,155	$418,056	$439,695
Europe	346,370	311,078	343,162
Asia	534,677	604,074	715,638
Total	$1,283,202	$1,333,208	$1,498,495

Property, plant and equipment, net:
Americas	$87,973	$80,324	$84,513
Europe	153,661	121,889	124,565
Asia	24,258	30,737	34,795
Total	$265,892	$232,950	$243,873

14.	Environmental Matters and Contingencies:

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

On June 2, 2006, AVX received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the U.S. Environmental Protection Agency (“EPA”) with regard to $1,610 (subsequently modified to $738) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973.

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

The Company also operates on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though the Company may have been indemnified for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require the Company to address such issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.

Reserves for current remediation, compliance and legal costs totaled $2,394 at March 31, 2007.  Actual costs may vary from these estimated reserves, but such costs are not expected to have a material adverse effect on the Company's financial condition or results of operations.

15.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2006 and 2007 is as follows:

	First Quarter		Second Quarter
	2006	2007	2006	2007
Net sales	$319,814	$366,408	$325,931	$374,648
Gross profit	37,853	75,327	45,056	77,891
Net income	10,230	36,233	17,025	38,785
Basic earnings per share	0.06	0.21	0.10	0.23
Diluted earnings per share	0.06	0.21	0.10	0.22

	Third Quarter		Fourth Quarter
	2006	2007	2006	2007
Net sales	$349,068	$378,088	$338,395	$379,351
Gross profit	58,422	72,595	65,960	71,345
Net income	24,414	35,827	30,083	43,020
Basic earnings per share	0.14	0.21	0.17	0.25
Diluted earnings per share	0.14	0.21	0.17	0.25

16.	Subsequent Event:

On May 8, 2007, the Board of Directors of the Company declared a $.04 dividend per share of common stock with respect to the quarter ended March 31, 2007, payable on June 8, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AVX Corporation:

We have completed integrated audits of AVX Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation effective April 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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
May 21, 2007