Form 10-Q
period 2007-06-30
AVX CORP
filed 2007-08-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, par value $0.01 per share	171,903,670

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	June 30,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$684,382	$763,384
Short-term investments in securities	145,000	130,000
Accounts receivable - trade	191,106	194,719
Accounts receivable - affiliates	5,059	4,959
Inventories	330,141	335,530
Deferred income taxes	26,941	26,947
Prepaid and other	38,766	40,396
Total current assets	1,421,395	1,495,935
Long-term investments in securities	139,000	99,000
Property and equipment	1,593,282	1,615,493
Accumulated depreciation	(1,349,409)	(1,370,326)
	243,873	245,167
Goodwill	71,166	73,130
Other assets	24,102	22,549
Total Assets	$1,899,536	$1,935,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$50,903	$52,271
Accounts payable - affiliates	75,786	66,934
Income taxes payable	14,668	16,487
Accrued payroll and benefits	38,965	37,511
Accrued expenses	27,038	24,775
Total current liabilities	207,360	197,978
Other liabilities	56,897	58,401
Total Liabilities	264,257	256,379
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	340,911	341,480
Retained earnings	1,226,283	1,259,630
Accumulated other comprehensive income	128,812	135,995
Treasury stock, at cost:	(62,491)	(59,467)
4,694 and 4,467 shares at March 31 and June 30, 2007, respectively
Total Stockholders' Equity	1,635,279	1,679,402
Total Liabilities and Stockholders' Equity	$1,899,536	$1,935,781

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2007
Net sales	$366,408	$383,158
Cost of sales	291,081	308,433
Gross profit	75,327	74,725
Selling, general and administrative expenses	28,374	30,568
Profit from operations	46,953	44,157
Other income (expense):
Interest income	7,994	12,082
Interest expense	-	(242)
Other, net	(1,269)	(844)
Income before income taxes	53,678	55,153
Provision for income taxes	17,445	15,994
Net income	$36,233	$39,159
Income per share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23
Weighted average common shares outstanding:
Basic	172,281	171,797
Diluted	173,096	172,587

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Three Months Ended June 30,
	2006	2007
Operating Activities:
Net income	$36,233	$39,159
Adjustment to reconcile net income to net cash from operating activities:
Depreciation	14,111	12,036
Stock-based compensation expense	700	732
Deferred income taxes	2,971	2,687
Changes in operating assets and liabilities:
Accounts receivable	(12,464)	(2,501)
Inventories	5,788	(5,380)
Accounts payable and accrued expenses	20,169	(8,475)
Income taxes payable	10,087	6,149
Other assets	(854)	(3,158)
Other liabilities	(90)	(2,146)
Net cash provided by (used in) operating activities	76,651	39,103

Investing Activities:
Purchases of property and equipment	(9,160)	(13,673)
Purchases of investment securities	(39,000)	(59,000)
Redemption of investment securities	39,000	114,000
Net cash provided by (used in) investing activities	(9,160)	41,327

Financing Activities:
Dividends paid	(6,462)	(6,871)
Purchase of treasury stock	(2,378)	-
Proceeds from exercise of stock options	1,570	2,442
Excess tax benefit from stock-based payment arrangements	140	417
Net cash provided by (used in) financing activities	(7,130)	(4,012)

Effect of exchange rate on cash	3,166	2,584

Increase (decrease) in cash and cash equivalents	63,527	79,002

Cash and cash equivalents at beginning of period	505,326	684,382

Cash and cash equivalents at end of period	$568,853	$763,384

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.    Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the three month period ended June 30, 2007, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, property and equipment, income taxes and contingencies.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective April 1, 2007. The cumulative effect of the change in retained earnings as of the date of adoption, which represents the difference between the net amount of assets and liabilities recognized in the Company’s consolidated balance sheet prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48, is an increase of approximately $1,100.

The amount of unrecognized tax benefits recorded on the Company’s balance sheet at the date of adoption, and that, if recognized, would affect the effective tax rate is approximately $5,500. This amount excludes an accrual for estimated interest and penalties in the amount of approximately $240 which has been recorded as a component of interest expense.

The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease within the next 12 months.  For its more significant locations, the Company is subject to income tax examinations generally for the year 2001 and for the years 2004 and forward in the United States, 2004 and forward in Singapore, 2001 and forward in Hong Kong, and 2001 and forward in the United Kingdom.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the tax value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  The Company is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended June 30,
	2006	2007
Net Income	$36,233	$39,159
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,281	171,797
Basic earnings per share	$0.21	$0.23
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,281	171,797
Effect of stock options	815	790
Shares used in computing Diluted EPS (1)	173,096	172,587
Diluted Income per share	$0.21	$0.23

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,403 shares and 2,779 shares for the three months ended June 30, 2006 and 2007, respectively.

3.	Trade Accounts Receivable:

	March 31, 2007	June 30, 2007
Gross Accounts Receivable - Trade	$213,869	$219,273
Less:
Allowances for doubtful accounts	1,705	1,643
Stock rotation and ship from stock and debit	11,918	13,082
Sales returns and discounts	9,140	9,829
Total allowances	22,763	24,554
Net Accounts Receivable - Trade	$191,106	$194,719

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2006	2007
Allowances for doubtful accounts:
Beginning Balance	$1,772	$1,705
Charges	(255)	-
Applications	-	(75)
Translation and other	16	13
Ending Balance	$1,533	$1,643

Stock rotation and ship from stock and debit:
Beginning Balance	14,292	11,918
Charges	10,964	10,824
Applications	(10,010)	(9,677)
Translation and other	43	17
Ending Balance	$15,289	$13,082

Sales returns and discounts:
Beginning Balance	8,496	9,140
Charges	5,063	8,488
Applications	(4,673)	(7,816)
Translation and other	59	17
Ending Balance	$8,945	$9,829

4.	Inventories:

	March 31, 2007	June 30, 2007
Finished goods	$100,266	$97,907
Work in process	98,147	95,115
Raw materials and supplies	131,728	142,508
	$330,141	$335,530

5.	Stock-Based Compensation:

In May 2007, the Company granted 496 options to employees pursuant to the 2004 Stock Option Plan described in Note 9, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $5.99 and $17.88, respectively.

6.	Commitments and Contingencies:

The Company has entered into a definitive agreement, dated as of June 15, 2007, to acquire American Technical Ceramics Corp.  In accordance with the agreement, the Company would acquire by merger all of the outstanding capital stock of American Technical Ceramics Corp. in exchange for approximately $231,000 in cash, or $24.75 per share.  The transaction is subject to approval of the American Technical Ceramics Corp. shareholders, and other conditions, including regulatory approvals, that are customary for transactions of this type.

The amount of unrecognized tax benefits recorded on the Company's balance sheet at the date of adoption is approximately $5,500.  The Company is unable to reasonably estimate in which future periods these amounts will ultimately be settled.

The Company has been named as a potentially responsible party (“PRP”) in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. To resolve the Company’s liability at each of the sites at which the Company has been named a PRP, the Company has entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  The Company has paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to the Company’s apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during remediation or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating remediation costs and the joint and several nature of such liabilities, makes it difficult to predict the ultimate liability at any site with certainty.

In July 2007, the Company received oral notification from the EPA indicating that it is considering exercising the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor, Massachusetts.  Under that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through April 2007 (which remediation is ongoing) are approximately $302,000. The Company has not yet undertaken discussions with the EPA regarding this matter, the monies spent or any evaluation of the merits or applicability of the reopener provisions to the current status of the site. The Company has also not yet determined the extent to which other parties may bear responsibility for these costs.  Accordingly, the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. The EPA sought $1,600 (subsequently modified to $900) of past costs, as well as future costs associated with the demolition of the Facility. A predecessor of AVX sold this Facility to an unrelated third party in 1973. The Company has investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, the Company provided a written response to the EPA, denying liability. The EPA has recently indicated orally that the proposed plan of remediation has been modified, and that its present provisional estimate of future costs for such remediation is $13,700. The Company anticipates further discussions with the EPA.  The potential impact on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

The Company also currently operates on sites that may have environmental issues in the future.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.  Management believes that, as of June 30, 2007, its reserves of approximately $2,699 are appropriate with respect to these matters, although actual costs may vary from these estimated reserves.

The Company is also involved in other disputes and legal proceedings arising in the normal course of business.  While the Company cannot predict the outcome of these disputes and proceedings, the Company believes, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on the Company’s financial position, results of operations, or cash flows.  However, the Company cannot be certain of the eventual outcome of any particular proceeding and any adverse potential impact on the Company’s financial position, results of operations and cash flows from these or other matters that may arise from time to time.

7.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income, pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments and qualified foreign currency cash flow hedges.

Comprehensive income includes the following components:

	Three Months Ended June 30,
	2006	2007
Net income	$36,233	$39,159
Other comprehensive income:
Pension liability adjustment, net of tax	-	426
Foreign currency translation adjustment	24,978	8,119
Foreign currency cash flow hedges	(975)	(1,362)
Comprehensive income	$60,236	$46,342

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended June 30,
	2006	2007
Net sales:
Passive Components	$228,039	$226,426
KED Resale	115,993	131,154
Connectors	22,376	25,578
Total	$366,408	$383,158

	Three Months Ended June 30,
	2006	2007
Operating profit:
Passive Components	$48,657	$47,150
KED Resale	9,265	11,479
Connectors	1,715	2,293
Research & development	(2,547)	(2,864)
Corporate administration	(10,137)	(13,901)
Total	$46,953	$44,157

	March 31, 2007	June 30, 2007
Assets:
Passive Components	$498,343	$504,609
KED Resale	39,943	36,178
Connectors	44,913	46,129
Research & development	7,133	7,042
Cash, A/R and investments in securities	1,164,547	1,192,062
Goodwill - Passive components	60,889	62,853
Goodwill - Connectors	10,277	10,277
Corporate administration	73,491	76,631
Total	$1,899,536	$1,935,781

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2006	2007
Net sales:
Americas	$112,455	$102,633
Europe	85,717	92,628
Asia	168,236	187,897
Total	$366,408	$383,158

9.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2006 and 2007 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
Service cost	$100	$107	$342	$373
Interest cost	406	409	1,375	1,513
Expected return on plan assets	(399)	(426)	(1,252)	(1,366)
Amortization of prior service cost	18	21	15	17
Recognized actuarial loss	45	66	316	371
Net periodic pension cost	$170	$177	$796	$908

Based on current actuarial computations, in fiscal year 2008, the Company expects to make contributions of approximately $2,800 to the U.S. plans, and expects to make contributions of approximately $6,400 to the international plans as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007.

10.	Subsequent Event:

On July 18, 2007, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended June 30, 2007.  The dividend will be paid to stockholders of record on July 31, 2007 and will be disbursed on August 13, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2008, overall volume and pricing trends, cost reduction strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2007, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the three month period ended June 30, 2007, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to revenue recognition, inventories, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

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

Results of Operations - Three Months Ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 was $39.2 million, or diluted earnings per share of $0.23, compared to $36.2 million, or $0.21 diluted earnings per share for the quarter ended June 30, 2006. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended June 30,
	2006	2007
Net Sales	$366,408	$383,158
Gross Profit	75,327	74,725
Operating Income	46,953	44,157
Net Income	36,233	39,159
Diluted Earnings per Share	$0.21	$0.23

Net sales in the three months ended June 30, 2007 increased $16.8 million, or 4.6%, to $383.2 million compared to $366.4 million in the three months ended June 30, 2006. This increase is primarily a result of continued end-market growth and demand for new products, and increased consumer demand for more sophisticated electronic devices. Supply chain inventory levels have remained stable.  Overall sales prices have remained stable during the current quarter as a result of the continued high production capacity utilization needed to meet the strong end-market demand for electronics which may be influenced by continued favorable economic conditions.

The table below represents product group revenues for the three month periods ended June 30, 2006 and June 30, 2007.

Sales Revenue	Three Months Ended June 30,
$(000's)	2006	2007
Ceramic Components	$61,970	$54,077
Tantalum Components	74,326	79,677
Advanced Components	91,743	92,672
Total Passive Components	228,039	226,426
KDP and KKC Resale	98,564	110,061
KEC Resale	17,429	21,093
Total KED Resale	115,993	131,154
Connectors	22,376	25,578
Total Revenue	$366,408	$383,158

Passive Component sales decreased $1.6 million, or 0.7%, to $226.4 million in the three months ended June 30, 2007 from $228.0 million during the same quarter last year.  The sales decrease in Passive Components was primarily due to a decrease in overall ceramic unit sales volume and the Company’s strategy to focus on a higher mix of value added products. The increases in sales of Tantalum Components and Advanced Components reflect the continuing end-market demand for new and value added products that provide unique solutions necessary for today’s more sophisticated electronic devices.

KDP and KKC Resale sales increased 11.7% to $110.1 million in the three months ended June 30, 2007 compared to $98.6 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended June 30, 2007 is primarily attributable to a 20.7% increase in unit sales volume resulting from increased customer demand for these products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $6.9 million, or 17.2%, to $46.7 million in the three months ended June 30, 2007 compared to $39.8 million during the same period last year.  When compared to the same period last year, this increase was primarily attributable to customer demand and new programs, particularly in the automotive sector, as more electronic functionality is being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 43.9% of total sales for the three months ended June 30, 2007, compared to 43.4% for the three months ended June 30, 2006.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $10.8 million, or 6.0% of gross sales to distributor customers, for the three months ended June 30, 2007 and $11.0 million, or 6.5% of gross sales to distributor customers, for the three months ended June 30, 2006. Applications under such programs for the quarters ended June 30, 2007 and 2006 were approximately $9.7 million and $10.0 million, respectively.

Geographically, compared to the same period last year, sales increased 11.7% in Asia, and 8.1% in Europe. This reflects the continued trend of movement of customer production to the Asian region and improved demand in Europe. These increases were partially offset by lower demand in the Americas, where sales decreased 8.7% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted sales by $3.6 million, when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2007 was 19.5% of sales or $74.7 million compared to a gross profit margin of 20.6% or $75.3 million in the three months ended June 30, 2006.  This decrease is a result of the increases in material costs chiefly related to the increased cost of metals and plastics used in production in addition to currency translation as the U.S. dollar weakened against certain foreign currencies during the twelve months ended June 30, 2007. The negative effect of currency movement on costs was approximately $5.0 million when compared to the same quarter last year. These increases in costs were partially offset by the Company’s continued efforts to enhance production capabilities and lower costs and by increases in sales of value added products.  Compared to the same period last year, depreciation expense was $2.1 million lower as a result of lower capital spending over the past several years.

Selling, general and administrative expenses in the three months ended June 30, 2007 were $30.6 million, or 8.0% of net sales, compared to $28.4 million, or 7.7% of net sales, in the three months ended June 30, 2006.  The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting principally from higher sales.

As a result of the above factors, income from operations declined $2.8 million to $44.2 million in the three months ended June 30, 2007 compared to $47.0 million in the three months ended June 30, 2006.

Other income increased $4.3 million to $11.0 million in the three months ended June 30, 2007 compared to $6.7 million in the same period last year. This increase is primarily due to higher interest income resulting from higher interest rates and higher cash and securities investment balances.

The Company's effective tax rate for the period ended June 30, 2007 was 29.0% compared to 32.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in certain low tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect a continued, stable pricing environment as we believe that the industry demand for our products is in line with component manufacturing capacity.  Additionally, we expect to continue to focus on cost reductions through process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. We believe that the acquisition of ATC, anticipated to occur by early October, will also further enhance our product offerings in the Advanced Component Group and contribute to our sales growth during the second half of this fiscal year.

Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Connector product lines due to advances in component design and increased end-user demand for more sophisticated electronics.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of June 30, 2007, the Company had a current ratio of 7.6 to 1, $992.4 million of cash, cash equivalents and short-term and long-term investments in securities, $1.7 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $39.1 million in the three months ended June 30, 2007 compared to $76.7 million of cash provided by operating activities in the three months ended June 30, 2006.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction of accounts payable and income taxes payable as well as an increase in inventories offset by lower accounts receivable and higher net income.

Purchases of property and equipment were $13.7 million in the three month period ended June 30, 2007 compared to $9.2 million in the three month period ended June 30, 2006.  Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of approximately $60 million to $65 million in fiscal 2008.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2007, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases, except for the definitive acquisition agreement described below.  Based on the financial condition of the Company as of June 30, 2007, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

We have entered into a definitive agreement, dated as of June 15, 2007, to acquire American Technical Ceramics Corp.  In accordance with the agreement, we would acquire by merger all of the outstanding capital stock of American Technical Ceramics Corp. in exchange for approximately $231 million in cash, or $24.75 per share.  The transaction is subject to approval of the American Technical Ceramics Corp. shareholders, and other conditions, including regulatory approvals, that are customary for transactions of this type. This transaction is expected to close in October 2007.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2007, we did not have any of these delivery contracts outstanding.

We have been named as a potentially responsible party (“PRP”) in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites. To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during remediation or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating remediation costs and the joint and several nature of such liabilities, makes it difficult to predict the ultimate liability at any site with certainty.

In July 2007, we received oral notification from the EPA indicating that it is considering exercising the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor, Massachusetts.  Under that consent decree, we paid $66.0 million, plus interest, toward the environmental conditions at, and the remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.  The EPA has indicated that remediation costs through April 2007 (which remediation is ongoing) are approximately $302.0 million.  We have not yet undertaken discussions with the EPA regarding this matter, the monies spent or any evaluation of the merits or applicability of the reopener provisions to the current status of the site. We have also not yet determined the extent to which other parties may bear responsibility for these costs.  Accordingly, the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. The EPA sought $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs associated with the demolition of the Facility. A predecessor of AVX sold this Facility to an unrelated third party in 1973. We have investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, we provided a written response to the EPA, denying liability. The EPA has recently indicated orally that the proposed plan of remediation has been modified, and that its present provisional estimate of future costs for such remediation is $13.7 million. We anticipate further discussions with the EPA.  The potential impact on our financial position, results of operations and cash flows cannot be determined at this time.

We also currently operate on sites that may have environmental issues in the future. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserve for our projected share of these costs.  Management believes that, as of June 30, 2007, its reserves of approximately $2.7 million are appropriate with respect to these matters, although actual costs may vary from these estimated reserves.

We are involved in other disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome of any particular proceeding and any adverse potential impact on our financial position, results of operations and cash flows from these or other matters that may arise from time to time.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position.  We adopted the provisions of FIN 48 effective April 1, 2007.  See Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information regarding the impact of our adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 157 on the consolidated financial statements.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 18, 2007 for the purpose of electing four directors.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal:
Class I directors with terms expiring at the Annual Meeting in July of 2010 were elected with the following votes:

		Shares Voted "For"	Shares "Withheld"
Class I	Kazuo Inamori	146,699,438	21,999,814
Class I	Noboru Nakamura	153,725,206	14,974,046
Class I	Benedict P. Rosen	150,322,989	18,376,263
Class I	David A. DeCenzo	152,902,643	15,796,609

The following is a summary of directors who were not up for election and continue in office:

Class II	John S. Gilbertson
Class II	Makoto Kawamura
Class II	Rodney N. Lanthorne
Class II	Joseph Stach
Class III	Masahiro Umemura
Class III	Yuzo Yamamura
Class III	Donald B. Christiansen

ITEM 6.	EXHIBITS
10.1

Agreement and Plan of Merger, dated as of June 15, 2007, by and among AVX Corporation, Admiral Byrd Acquisition Sub, Inc. and American Technical Ceramics Corp. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by the Company with the SEC on June 25, 2007)

10.2

Voting Agreement, dated as of June 15, 2007, by and among Admiral Byrd Acquisition Sub, Inc., AVX Corporation and the stockholders named therein (incorporated by reference to Exhibit 3 to the Schedule 13D filed by the Company with the SEC on June 25, 2007)

31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 8, 2007

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary