Form 10-Q
period 2007-09-30
AVX CORP
filed 2007-11-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, par value $0.01 per share	171,448,520

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	September 30,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$684,382	$581,548
Short-term investments in securities	145,000	120,000
Accounts receivable - trade	191,106	234,714
Accounts receivable - affiliates	5,059	4,377
Inventories	330,141	382,776
Deferred income taxes	26,941	26,953
Prepaid and other	38,766	41,292
Total current assets	1,421,395	1,391,660
Long-term investments in securities	139,000	89,000
Property and equipment	1,593,282	1,702,403
Accumulated depreciation	(1,349,409)	(1,410,376)
	243,873	292,027
Goodwill	71,166	150,702
Intangible assets	-	97,000
Other assets	24,102	9,732
Total Assets	$1,899,536	$2,030,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$50,903	$55,656
Accounts payable - affiliates	75,786	91,953
Current portion of long-term debt	-	2,171
Income taxes payable	14,668	5,677
Accrued payroll and benefits	38,965	39,520
Accrued expenses	27,038	34,656
Total current liabilities	207,360	229,633
Long-term debt	-	4,773
Other liabilities	56,897	69,753
Total Liabilities	264,257	304,159
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764
Authorized, 300,000 shares; issued, 176,368 shares		1,764
Additional paid-in capital	340,911	342,121
Retained earnings	1,226,283	1,290,188
Accumulated other comprehensive income	128,812	157,377
Treasury stock, at cost:	(62,491)
4,694 and 4,855 shares at March 31 and September 30, 2007, respectively		(65,488)
Total Stockholders' Equity	1,635,279	1,725,962
Total Liabilities and Stockholders' Equity	$1,899,536	$2,030,121

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2007	2006	2007
Net sales	$374,648	$400,706	$741,056	$783,864
Cost of sales	296,757	329,861	587,838	638,133
Restructuring charges	-	2,056	-	2,217
Gross profit	77,891	68,789	153,218	143,514
Selling, general and administrative expenses	29,415	29,581	57,789	60,149
In-process reseach and development charge	-	390	-	390
Profit from operations	48,476	38,818	95,429	82,975
Other income (expense):
Interest income	9,639	13,140	17,633	25,222
Interest expense	-	-	-	(242)
Other, net	(655)	44	(1,924)	(800)
Income before income taxes	57,460	52,002	111,138	107,155
Provision for income taxes	18,675	14,561	36,120	30,555
Net income	$38,785	$37,441	$75,018	$76,600
Earnings per share:
Basic	$0.23	$0.22	$0.44	$0.45
Diluted	$0.22	$0.22	$0.43	$0.44
Weighted average common shares outstanding:
Basic	172,094	171,685	172,187	171,741
Diluted	172,784	172,477	172,952	172,554

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Six Months Ended September 30,
	2006	2007
Operating Activities:
Net income	$75,018	$76,600
Adjustment to reconcile net income to net cash from operating activities, net of business acquired:
Depreciation	27,275	24,229
In-process research and development charge	-	390
Stock-based compensation expense	1,365	1,374
Deferred income taxes	6,937	6,660
(Gain) Loss on sale of property, plant & equipment	-	(4)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(17,804)	(28,673)
Inventories	(384)	(10,438)
Accounts payable and accrued expenses	29,419	23,060
Income taxes payable	4,505	(4,929)
Other assets	(5,107)	12,576
Other liabilities	(2,605)	(15,508)
Net cash provided by (used in) operating activities	118,619	85,337

Investing Activities:
Purchases of property and equipment	(21,975)	(27,038)
Purchase of business, net of cash acquired	-	(223,333)
Purchases of investment securities	(79,000)	(59,000)
Redemption of investment securities	138,000	134,000
Proceeds from property, plant & equipment dispositions	-	19
Net cash provided by (used in) investing activities	37,025	(175,352)

Financing Activities:
Dividends paid	(12,916)	(13,756)
Purchase of treasury stock	(7,526)	(6,534)
Proceeds from exercise of stock options	3,958	2,889
Excess tax benefit from stock-based payment arrangements	608	483
Net cash provided by (used in) financing activities	(15,876)	(16,918)

Effect of exchange rate on cash	5,582	4,099

Increase (decrease) in cash and cash equivalents	145,350	(102,834)

Cash and cash equivalents at beginning of period	505,326	684,382

Cash and cash equivalents at end of period	$650,676	$581,548

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the six month period ended September 30, 2007, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  The Company is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

Goodwill and Acquired Intangible Assets

Goodwill totaling $77,456 at September 30, 2007, was recorded as a result of the September 25, 2007 acquisition of American Technical Ceramics Corp. (“ATC”). This amount, which represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed, is subject to adjustment as the Company completes its analysis of these fair values.

As of the date of acquisition, intangible assets resulting from the merger with ATC were recorded at estimated fair value and are being amortized on a straight-line basis over their estimated useful lives. These identifiable intangible assets include, but are not limited to, tradename, customer relationships, and developed technologies and are subject to adjustment as indicated above. See Note 10 for information regarding this acquisition.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Net Income	$38,785	$37,441	$75,018	$76,600
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,094	171,685	172,187	171,741
Basic earnings per share	$0.23	$0.22	$0.44	$0.45
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,094	171,685	172,187	171,741
Effect of stock options	690	792	765	813
Shares used in computing Diluted EPS (1)	172,784	172,477	172,952	172,554
Diluted earnings per share	$0.22	$0.22	$0.43	$0.44

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 3,028 shares and 2,801 shares and 2,663 shares and 2,629 shares for the three months and six months ended September 30, 2006 and 2007, respectively.

3.	Trade Accounts Receivable:

	March 31, 2007	September 30, 2007
Gross Accounts Receivable - Trade	$213,869	$259,446
Less:
Allowances for doubtful accounts	1,705	1,409
Stock rotation and ship from stock and debit	11,918	13,806
Sales returns and discounts	9,140	9,517
Total allowances	22,763	24,732
Net Accounts Receivable - Trade	$191,106	$234,714

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Allowances for doubtful accounts:
Beginning Balance	$1,533	$1,643	$1,772	$1,705
Charges	3	(42)	(252)	(42)
Applications	(137)	(198)	(137)	(273)
Translation and other	16	6	32	19
Ending Balance	$1,415	$1,409	$1,415	$1,409

Stock rotation and ship from stock and debit:
Beginning Balance	$15,289	$13,082	$14,292	$11,918
Charges	10,935	10,558	21,899	21,382
Applications	(10,503)	(9,841)	(20,513)	(19,518)
Translation and other	21	7	64	24
Ending Balance	$15,742	$13,806	$15,742	$13,806

Sales returns and discounts:
Beginning Balance	$8,945	$9,829	$8,496	$9,140
Charges	8,341	7,050	13,404	15,538
Applications	(7,672)	(7,407)	(12,345)	(15,223)
Translation and other	47	45	106	62
Ending Balance	$9,661	$9,517	$9,661	$9,517

4.	Inventories:

	March 31, 2007	September 30, 2007
Finished goods	$100,266	$113,661
Work in process	98,147	102,723
Raw materials and supplies	131,728	166,392
	$330,141	$382,776

5.	Stock-Based Compensation:

In May 2007, the Company granted 496 options to employees pursuant to the 2004 Stock Option Plan described in Note 9, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The weighted average grant date fair value per share is $5.99 and the weighted average exercise price per share for these options is $17.88.

In August 2007, the Company granted options to purchase an aggregate of 120 shares of common stock to its non-employee directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 9, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The weighted average grant date fair value per share is $4.15 and the weighted average exercise price per share for these options is $16.20.

6.	Commitments and Contingencies:

The amount of unrecognized tax benefits recorded on the Company’s balance sheet at the date of adoption of FIN 48 was approximately $5,500. The Company is unable to reasonably estimate in which future periods these amounts will ultimately be settled.

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

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company's South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company's property. Horry Land Company is seeking to recover $5,400 in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  At this stage of the related environmental assessment, the Company has not been able to determine what measures may have to be undertaken or the likely costs of any such measures.  AVX and the Horry Land Company have filed complaints related to this issue.  See Part II, Item 1, of this Form 10-Q for details related to this litigation.  Further, at this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.  Accordingly, the potential impact of the matter on the Company's financial position, results of operations, and cash flows cannot be determined at this time.

The Company also currently operates on sites that may have environmental issues in the future.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.  Management believes that, as of September 30, 2007, its reserves of approximately $2,717 are appropriate with respect to these matters, although actual costs may vary from these estimated reserves.

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

Comprehensive income includes the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Net income	$38,785	$37,441	$75,018	$76,600
Other comprehensive income:
Pension liability adjustment, net of tax	-	426	-	852
Foreign currency translation adjustment	14,648	19,762	39,626	27,881
Foreign currency cash flow hedges	704	1,194	(271)	(168)
Comprehensive income	$54,137	$58,823	$114,373	$105,165

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Net sales:
Passive Components	$221,284	$226,778	$449,323	$453,204
KED Resale	128,213	148,044	244,206	279,198
Connectors	25,151	25,884	47,527	51,462
Total	$374,648	$400,706	$741,056	$783,864

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Operating profit:
Passive Components	$46,244	$39,348	$94,901	$86,498
KED Resale	10,419	12,029	19,684	23,508
Connectors	2,132	2,510	3,847	4,803
Research & development	(2,775)	(2,878)	(5,322)	(5,742)
Corporate administration	(7,544)	(12,191)	(17,681)	(26,092)
Total	$48,476	$38,818	$95,429	$82,975

	March 31, 2007	September 30, 2007
Assets:
Passive Components	$498,343	$696,834
KED Resale	39,943	41,304
Connectors	44,913	47,392
Research & development	7,133	7,097
Cash, A/R and investments in securities	1,164,547	1,029,639
Goodwill - Passive components	60,889	140,425
Goodwill - Connectors	10,277	10,277
Corporate administration	73,491	57,153
Total	$1,899,536	$2,030,121

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Net sales:
Americas	$108,874	$102,851	$221,329	$205,484
Europe	82,999	92,078	168,716	184,706
Asia	182,775	205,777	351,011	393,674
Total	$374,648	$400,706	$741,056	$783,864

9.	Pension Plans:

The following tables show the components of the net periodic pension cost for the three and six months ended September 30, 2006 and 2007 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
Service cost	$100	$107	$342	$373
Interest cost	406	409	1,375	1,513
Expected return on plan assets	(399)	(426)	(1,252)	(1,366)
Amortization of prior service cost	18	21	15	17
Recognized actuarial loss	45	66	316	371
Net periodic pension cost	$170	$177	$796	$908

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Service cost	$200	$214	$684	$746
Interest cost	812	818	2,750	3,026
Expected return on plan assets	(798)	(852)	(2,504)	(2,732)
Amortization of prior service cost	36	42	30	34
Recognized actuarial loss	90	132	632	742
Net periodic pension cost	$340	$354	$1,592	$1,816

Based on current actuarial computations, in fiscal year 2008, the Company has made approximately $3,200 in contributions to the U.S. plans, and approximately $3,000 in contributions to the international plans. The Company expects to make no additional contributions to the U.S. plans, and approximately $3,400 in additional contributions to the international plans during the remainder of the 2008 fiscal year.

10.	Acquisition:

On September 25, 2007, the Company acquired by merger all of the outstanding capital stock of American Technical Ceramics Corp. in exchange for approximately $231,000 in cash, plus related acquisition costs. ATC designs, develops, manufactures and markets electronic components, including ceramic multilayer capacitors and custom thin film circuits. ATC's products are used in a broad range of commercial and military applications, including wireless infrastructure, fiber optics, medical electronics, semiconductor manufacturing equipment and satellite equipment. ATC has manufacturing facilities and sales offices in New York, manufacturing and research and development facilities in Florida, and sales offices in Sweden and China.

The Company has used the purchase method of accounting to record the acquisition in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS 141”), “Business Combinations”. In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. As of September 30, 2007, the allocation of the purchase price has been prepared based on preliminary estimates of fair values and is subject to additional adjustment upon completion of the analysis. The results of operations for ATC are included in the accompanying Consolidated Statement of Operations since the acquisition date. The results of ATC were not material. The related assets and liabilities were recorded based upon their estimated relative fair values at the date of acquisition with the excess being allocated to goodwill as shown in the following table.

Assets and Liabilites Acquired
Accounts receivable	$ 12,818
Inventory	31,339
Other current assets and liabilities	2,247
Working capital	$ 46,404
Property and equipment	38,367
Intangible assets	97,390
Other assets	263
Long-term debt	(4,773)
Deferred taxes	(23,790)
Total identified assets and liabilities	$ 153,861
Purchase price	$ 231,317
Goodwill	$ 77,456

For the Company’s segment reporting, ATC will be reported in the Advanced Component product group in the Passive Component segment. Goodwill associated with the acquisition has been allocated to the Passive Component reporting unit and is subject to adjustments upon the completion of the analysis referred to above.

11.	Debt

As a result of the merger with ATC, at September 25, 2007, the Company recorded $6,944 in long-term and short-term debt. In accordance with SFAS 141, the debt was recorded at the present values of the amounts to be paid using current interest rates.

As of September 30, 2007, the Company had $3,623 of borrowings outstanding under a credit facility with General Electric Capital Corporation at fixed interest rates ranging from 7.15% to 7.93%. Borrowings under this line of credit are secured by the equipment purchased thereunder. Also at September 30, 2007, the Company had $1,476 outstanding under loans from Svenska Handelsbanken, AB. The loans are unsecured and bear interest at fixed rates ranging from 3.56% to 4.59%.

The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida. The lease is for a period of 30 years expiring September 30, 2010.

The following table sets forth the contractual maturity of debt payable to banks and debt related to the capital lease as of September 30, 2007:

2008	$2,171
2009	2,677
2010	1,904
2011	192
Total minimum debt payments	6,944
Less: current portion	2,171
$4,773

12.	Restructuring

During the first half of the fiscal year, restructuring plans were developed to reduce the workforce in certain European locations to realign the Company’s production capabilities. All onetime termination benefits have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. The Company has recorded termination benefit charges of $2,056 and $2,217 related to this reduction in workforce for the three and six months ended September 30, 2007, respectively. The restructuring plans cover the termination of 105 employees. As of the end of the second quarter, 22 employees have left the Company and their severance benefits have been paid. In the Company’s consolidated balance sheet as of September 30, 2007, the Company has a remaining accrual of $1,820 for termination benefits for the balance of employees that will leave the Company under the restructuring plan during the next quarter.

13.	Subsequent Events

On October 17, 2007, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended September 30, 2007. The dividend will be paid to stockholders of record on November 2, 2007 and will be disbursed on November 16, 2007.  Also on October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000 shares of the Company’s common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2008, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in Item1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2007, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

The Company does not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.  All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the Securities Act of 1933, as amended, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the three month period ended September 30, 2007, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to revenue recognition, inventories, goodwill, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick film and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors and electronic manufacturing service providers, or EMSs.  We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands.  We coordinate our sales, marketing and manufacturing organizations by strategic customer account and geographically by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems and consumer electronics.

Results of Operations - Three Months Ended September 30, 2007 and 2006

Net income for the quarter ended September 30, 2007 was $37.4 million, or diluted earnings per share of $0.22, compared to $38.8 million, or $0.22 diluted earnings per share for the quarter ended September 30, 2006. This decrease is due in part to after-tax charges of $1.4 million related to headcount reductions at facilities in Europe and $0.4 million for in-process research and development resulting from the acquisition of American Technical Ceramics Corp., (“ATC”) on September 25, 2007 discussed below. Net income excluding the $1.8 million in charges for the quarter ended September 30, 2007, was $39.3 million, a $0.5 million increase over the same quarter last year.

	Three Months Ended September 30,
$(000's)	2006	2007
Net Sales	$374,648	$400,706
Gross Profit	77,891	68,789
Operating Income	48,476	38,818
Net Income	38,785	37,441
Diluted Earnings per Share	$0.22	$0.22

Net sales in the three months ended September 30, 2007 increased $26.1 million, or 7.0%, to $400.7 million compared to $374.6 million in the three months ended September 30, 2006. This increase is primarily a result of continued end-market growth and demand in the expanding electronics marketplace. Overall sales prices have remained stable during the current quarter as a result of the continued high production capacity utilization needed to meet the strong end-market demand for electronics.

The table below represents product group revenues for the three month periods ended September 30, 2006 and September 30, 2007.

Sales Revenue	Three Months Ended September 30,
$(000's)	2006	2007
Ceramic Components	$57,254	$55,128
Tantalum Components	67,761	79,759
Advanced Components	96,269	91,891
Total Passive Components	221,284	226,778
KDP and KKC Resale	109,118	126,075
KEC Resale	19,095	21,969
Total KED Resale	128,213	148,044
Connectors	25,151	25,884
Total Revenue	$374,648	$400,706

Passive Component sales increased $5.5 million, or 2.5%, to $226.8 million in the three months ended September 30, 2007 from $221.3 million during the same quarter last year.  The sales increase in Passive Components was primarily due to higher sales volumes of the Company’s Tantalum Components. This reflects a market with an escalating demand for new and value added components that provide unique solutions necessary for today’s complex electronic devices.  Lower Advanced Component sales were principally customer project driven, particularly in the medical market.

KDP and KKC Resale sales increased 15.5% to $126.1 million in the three months ended September 30, 2007 compared to $109.1 million during the same quarter last year.  When compared to the same period last year, the increase during the quarter ended September 30, 2007 is primarily attributable to a 36.5% increase in unit sales volume resulting from increased customer demand for these products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $3.6 million, or 8.2%, to $47.9 million in the three months ended September 30, 2007 compared to $44.2 million during the same period last year.  When compared to the same quarter last year, this increase was primarily attributable to customer demand for complex electronic devices and new programs, particularly in the automotive sector, as more electronic content is needed to support the functionality being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 42.5% of total sales for the three months ended September 30, 2007, compared to 41.4% for the three months ended September 30, 2006.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $10.6 million, or 5.9% of gross sales to distributor customers, for the three months ended September 30, 2007 and $10.9 million, or 6.6% of gross sales to distributor customers, for the three months ended September 30, 2006. Applications under such programs for the quarters ended September 30, 2007 and 2006 were approximately $9.8 million and $10.5 million, respectively.

Geographically, compared to the same period last year, sales increased 12.6% in Asia, and 10.9% in Europe. This reflects the increased customer production and demand in the Asian region and improved demand in Europe especially for our Connector products. These increases were partially offset by lower demand in the Americas, where sales decreased 5.5% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted sales by $5.2 million, when compared to the same quarter last year.

Gross profit in the three months ended September 30, 2007 was 17.2% of sales or $68.8 million compared to a gross profit margin of 20.8% or $77.9 million in the three months ended September 30, 2006. This decrease is attributable to several factors including a 15.5% increase in sales of our resale products with generally lower margins when compared to our manufactured products, coupled with higher raw material and utility costs and the negative effects of currency translation. The negative effect of currency translation of approximately $7.4 million, when compared to the same quarter last year, was primarily due to the currency movement on reported European costs of sales due to the weakness of the U.S. dollar. In addition, we incurred restructuring charges of $2.1 million related to headcount reductions in Europe as we continue to realign production capabilities. These increases in costs were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs, and to pursue increased capacity for the production of value added products.

Selling, general and administrative expenses remained relatively consistent compared to the same quarter last year. In the three months ended September 30, 2007 selling, general and administrative expenses were $29.6 million, or 7.4% of net sales, compared to $29.4 million, or 7.9% of net sales, in the three months ended September 30, 2006.

Income from operations declined $9.7 million to $38.8 million in the three months ended September 30, 2007 compared to $48.5 million in the three months ended September 30, 2006. The decrease is due to the factors discussed above including a $0.4 million charge related to the write off of in-process research and development cost related to the acquisition of ATC.

Other income increased $4.2 million to $13.2 million in the three months ended September 30, 2007 compared to $9.0 million in the same period last year. This increase is predominately due to higher interest income resulting from higher interest rates and higher cash and securities investment balances during the quarter.

The Company's effective tax rate for the three-month period ended September 30, 2007 was 28.0% compared to 32.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in lower tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations, partially offset by the negative impact on certain deferred tax balances resulting from the recent change in enacted tax rates in the United Kingdom and Germany.

Results of Operations - Six Months Ended September 30, 2007 and 2006

Net income for the six months ended September 30, 2007 increased 1.6 million to $76.6 million, or diluted earnings per share of $0.44, compared to $75.0 million, or $0.43 diluted earnings per share for the quarter ended September 30, 2006. This increase includes offsetting after-tax charges of $1.5 million related to headcount reductions at facilities in Europe and $0.4 million for in-process research and development resulting from the acquisition of ATC on September 25, 2007 discussed below.  Net income excluding the $1.9 in charges for the first half of this fiscal year was $78.5 million, a $3.5 million increase over the same period in the prior year.

	Six Months Ended September 30,
$(000's)	2006	2007
Net Sales	$741,056	$783,864
Gross Profit	153,218	143,514
Operating Income	95,429	82,975
Net Income	75,018	76,600
Diluted Earnings per Share	$0.43	$0.44

Net sales in the six months ended September 30, 2007 increased $42.8 million, or 5.8%, to $783.9 million compared to $741.1 million in the six months ended September 30, 2006. This increase is primarily a result of continued end-market growth and demand in the expanding electronics marketplace.  Overall sales prices have declined approximately 2% during the first half of the fiscal year, which is below historic norms as a result of the continued high industry production capacity utilization needed to meet the strong end-market demand for electronics.

The table below represents product group revenues for the six month periods ended September 30, 2006 and September 30, 2007.

Sales Revenue	Six Months Ended September 30,
$(000's)	2006	2007
Ceramic Components	$119,224	$109,205
Tantalum Components	142,087	159,436
Advanced Components	188,012	184,563
Total Passive Components	449,323	453,204
KDP and KKC Resale	207,682	236,136
KEC Resale	36,524	43,062
Total KED Resale	244,206	279,198
Connectors	47,527	51,462
Total Revenue	$741,056	$783,864

Passive Component sales increased $3.9 million, or 0.9%, to $453.2 million in the six months ended September 30, 2007 from $449.3 million during the same period last year.  The sales increase in Passive Components was primarily due to higher sales volumes of the Company’s Tantalum Components.  This reflects a market with an escalating demand for new and value added components that provide unique solutions necessary for today’s more complex electronic devices.  Lower Advanced Component sales were principally customer project driven, particularly in the medical market.

KDP and KKC Resale sales increased 13.7% to $236.1 million in the six months ended September 30, 2007 compared to $207.7 million during the same period last year.  When compared to the same six months last year, this increase is primarily attributable to a 28.8% increase in unit sales volume resulting from increased customer demand for these products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $10.5 million, or 12.5%, to $94.5 million in the six months ended September 30, 2007 compared to $84.1 million during the same period last year.  When compared to the same period last year, this increase was primarily attributable to customer demand for complex electronic devices and new programs, particularly in the automotive sector, as more electronic content is needed to support the functionality being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 43.2% of total sales for the six months ended September 30, 2007, compared to 42.4% for the six months ended September 30, 2006.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $21.4 million, or 5.9% of gross sales to distributor customers, for the six months ended September 30, 2007 and $21.9 million, or 6.5% of gross sales to distributor customers, for the six months ended September 30, 2006. Applications under such programs for the six months ended September 30, 2007 and 2006 were approximately $19.5 million and $20.5 million, respectively.

Geographically, compared to the same period last year, sales increased 12.2% in Asia, and 9.5% in Europe. This reflects the increased customer production and demand in the Asian region and improved demand in Europe especially for our Connector products. These increases were partially offset by lower demand in the Americas, where sales decreased 7.2% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted sales by $8.8 million, when compared to the same period last year.

Gross profit in the six months ended September 30, 2007 was 18.3% of sales or $143.5 million compared to a gross profit margin of 20.7% or $153.2 million in the six months ended September 30, 2006.  This decrease is attributable to several factors including a 14.3% increase in sales of our resale products with generally lower margins when compared to our manufactured products, coupled with the increased cost of raw materials and utilities, and the negative impact of currency translation as the U.S. dollar weakened against certain foreign currencies during the twelve months ended September 30, 2007. The negative effect of currency translation of approximately $12.4 million, when compared to the same period last year, was primarily due to the currency movement on reported European costs of sales.  In addition, we incurred restructuring charges of $2.2 million related to headcount reductions in Europe as we continue to realign production capabilities. These increases in costs were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs and to pursue increased capacity for the production of value added products.  In addition, compared to the same period last year, depreciation expense was $3.0 million lower.

Selling, general and administrative expenses in the six months ended September 30, 2007 were $60.1 million, or 7.7% of net sales, compared to $57.8 million, or 7.8% of net sales, in the six months ended September 30, 2006.  The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting principally from higher sales.

Income from operations declined $12.5 million to $83.0 million in the six months ended September 30, 2007 compared to $95.4 million in the six months ended September 30, 2006.  This decrease is due to the factors discussed above including a $0.4 million charge related to the write off of in-process research and development cost related to the acquisition of ATC.

Other income increased $8.5 million to $24.2 million in the six months ended September 30, 2007 compared to $15.7 million in the same period last year. This increase is predominately due to higher interest income resulting from higher interest rates and higher cash and securities investment balances during the first half of the fiscal year.

The Company's effective tax rate for the six-month period ended September 30, 2007 was 28.5% compared to 32.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in lower tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations, partially offset by the negative impact on certain deferred tax balances resulting from the recent change in enacted tax rates in the United Kingdom and Germany.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect a continued pricing environment with below normal annual price declines as we believe the industry demand for our products is in line with component manufacturing capacity.  Additionally, we expect to continue to focus on cost reductions through process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. We believe that the addition of ATC will benefit our Advanced Component product group with offerings of additional components for our end-user’s sophisticated electronics, and contribute to our sales growth through the second half of our fiscal year.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of September 30, 2007, the Company had a current ratio of 6.1 to 1, $790.5 million of cash, cash equivalents and short-term and long-term investments in securities, $6.9 million in debt and $1.7 billion of stockholders' equity.

Net cash provided by operating activities was $85.3 million in the six months ended September 30, 2007 compared to $118.6 million of cash provided by operating activities in the six months ended September 30, 2006.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction of income taxes payable and increases in inventories and accounts receivable.

Cash used in investing activities was $175.4 million during the six months ended September 30, 2007. We had cash outflows related to investing activities consisting of the business acquisition of ATC for $231.3 million, offset by cash acquired of $8.0 million.

As a result of the merger with ATC, the Company has obligations related to certain debt, customer, and supplier agreements. See Note 11, “Debt” of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Purchases of property and equipment were $27.0 million in the six month period ended September 30, 2007 compared to $22.0 million in the six month period ended September 30, 2006.  Expenditures for both periods were primarily in connection with the enhancement of production capabilities in our passive component manufacturing operations, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of approximately $55 million to $60 million in fiscal 2008.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2007, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. The Company does not expect a material impact on liquidity as a result of the acquisition of ATC.

Based on the financial condition of the Company as of September 30, 2007, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2007, we did not have any of these delivery contracts outstanding.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to the Company's South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company's property. Horry Land Company is seeking to recover $5.4 million in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.

Accordingly, on October 2, 2007, we filed a complaint against Horry Land Company in the United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation, and Liability Act and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.

On October 5, 2007, Horry Land Company filed a complaint against the Company in the Court of Common Pleas of Horry County, South Carolina seeking recovery for alleged damage to Horry Land Company's property as well as other unquantified damages.

We intend to defend vigorously the action by Horry Land Company in state court and to pursue vigorously the Company's action in Federal Court.  We are conducting an environmental assessment on and in the vicinity of the factory as has been requested by the South Carolina Department of Health and Environmental Control.

At this stage of the environmental assessment, we have not been able to determine what measures may have to be undertaken or the likely costs of any such measures.  Further, at this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.  Accordingly, the potential impact of the matter on the Company's financial position, results of operations, and cash flows cannot be determined at this time.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no changes to our risk factors during the first half of fiscal 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
7/1/07- 7/31/07	30,000	$ 16.36	30,000	5,157,400
8/1/07- 8/31/07	272,000	15.17	272,000	4,885,400
9/1/07- 9/30/07	125,000	15.33	125,000	4,760,400
Total	427,000	$ 15.30	427,000	4,760,400

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 8, 2007

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary