Form 10-Q
period 2007-12-31
AVX CORP
filed 2008-02-04
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007.

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2008
Common Stock, par value $0.01 per share	171,203,440

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	December 31,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$ 684,382	$ 574,881
Short-tem investment in securities	145,000	70,000
Available-for-sale securities	-	94,693
Accounts receivable - trade	191,106	223,719
Accounts receivable - affiliates	5,059	4,540
Inventories	330,141	398,100
Deferred income taxes	26,941	27,027
Prepaid and other	38,766	39,584
Total current assets	1,421,395	1,432,544
Long-term investments in securities	139,000	69,000
Property and equipment	1,593,282	1,720,165
Accumulated depreciation	(1,349,409)	(1,424,644)
	243,873	295,521
Goodwill	71,166	150,517
Intangible assets	-	95,998
Other assets	24,102	9,591
Total Assets	$ 1,899,536	$ 2,053,171
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$ 50,903	$ 60,568
Accounts payable - affiliates	75,786	78,176
Current portion of long-term debt	-	567
Income taxes payable	14,668	6,887
Accrued payroll and benefits	38,965	42,285
Accrued expenses	27,038	39,341
Total current liabilities	207,360	227,824
Long-term debt	-	1,145
Other liabilities	56,897	67,897
Total Liabilities	264,257	296,866
Commitments and contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	340,911	342,154
Retained earnings	1,226,283	1,320,341
Accumulated other comprehensive income	128,812	161,243
Treasury stock, at cost:	(62,491)	(69,197)
4,694 and 5,091 shares at March 31 and December 31, 2007, respectively
Total Stockholders' Equity	1,635,279	1,756,305
Total Liabilities and Stockholders' Equity	$ 1,899,536	$ 2,053,171
See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Net sales	$ 378,088	$ 429,542	$ 1,119,144	$ 1,213,406
Cost of sales	305,493	355,532	893,331	993,665
Restructuring charges	-	204	-	2,421
Gross profit	72,595	73,806	225,813	217,320
Selling, general and administrative expenses	29,513	33,339	87,302	93,488
In-process research and development charge	-	-	-	390
Profit from operations	43,082	40,467	138,511	123,442
Other income (expense):
Interest income	10,548	9,762	28,181	34,984
Interest expense	-	(93)	-	(335)
Other, net	(552)	(1,137)	(2,476)	(1,937)
Income before income taxes	53,078	48,999	164,216	156,154
Provision for income taxes	17,251	11,980	53,371	42,535
Net income	$ 35,827	$ 37,019	$ 110,845	$ 113,619
Earnings per share:
Basic	$ 0.21	$ 0.22	$ 0.64	$ 0.66
Diluted	$ 0.21	$ 0.22	$ 0.64	$ 0.66
Weighted average common shares outstanding:
Basic	172,041	171,356	172,138	171,612
Diluted	172,926	171,888	172,897	172,275

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
 (in thousands)
Nine Months Ended December 31,
	2006	2007
Operating Activities:
Net income	$110,845	$113,619
Adjustment to reconcile net income to net cash from operating activities, net of business acquired:
Depreciation and amortization	40,304	39,184
In-process research and development charge	-	390
Stock-based compensation expense	2,016	2,024
Deferred income taxes	9,757	5,984
Loss on pro rata distribution of available-for-sale securities	-	980
(Gain) Loss on sale of property, plant & equipment	(37)	(327)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(5,001)	(18,672)
Inventories	(334)	(17,962)
Accounts payable and accrued expenses	33,425	18,058
Income taxes payable	12,976	(3,830)
Other assets	(5,211)	13,360
Other liabilities	(2,581)	(19,501)
Net cash provided by (used in) operating activities	196,159	133,307

Investing Activities:
Purchases of property and equipment	(37,279)	(39,550)
Purchase of business, net of cash acquired	-	(223,333)
Pro rata distribution of available-for-sale securities	-	(114,705)
Redemption of available-for-sale securities		18,802
Purchases of investment securities	(148,000)	(99,000)
Redemption of investment securities	178,017	244,000
Proceeds from property, plant & equipment dispositions	41	2,251
Net cash provided by (used in) investing activities	(7,221)	(211,535)

Financing Activities:
Dividends paid	(19,379)	(20,621)
Repayment of debt	-	(5,231)
Purchase of treasury stock	(10,912)	(14,257)
Proceeds from exercise of stock options	4,310	5,778
Excess tax benefit from stock-based payment arrangements	657	992
Net cash provided by (used in) financing activities	(25,324)	(33,339)

Effect of exchange rate on cash	8,789	2,066

Increase (decrease) in cash and cash equivalents	172,403	(109,501)

Cash and cash equivalents at beginning of period	505,326	684,382

Cash and cash equivalents at end of period	$677,729	$574,881
See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the nine month period ended December 31, 2007, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Goodwill and Acquired Intangible Assets

Goodwill totaling $77,456 at September 30, 2007, was recorded as a result of the September 25, 2007 acquisition of American Technical Ceramics Corp. (“ATC”). This amount, which represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed, is subject to adjustment as the Company completes its analysis of these fair values. No adjustments were made to goodwill during the quarter ended December 31, 2007.

As of the date of acquisition, intangible assets resulting from the merger with ATC were recorded at estimated fair value and are being amortized on a straight-line basis over their estimated useful lives. These identifiable intangible assets include, but are not limited to, trade name, customer relationships, and developed technologies and are subject to adjustment as indicated above. See Note 10 for information regarding this acquisition.

Available-for-Sale Securities

On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet. These securities are being accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are classified as current assets and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in earnings. During the quarter ended December 31, 2007, $161 of unrealized losses, net of any gains, was recorded in other comprehensive income, net of tax. In addition, a loss of $980 was charged to earnings during the quarter ended December 31, 2007 for the difference between the Company’s cost basis in the money market investment account and fair market value of the underlying securities on the date the Company received its pro rata distribution.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Net Income	$35,827	$37,019	$110,845	$113,619
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	172,041	171,356	172,138	171,612
Basic earnings per share	$0.21	$0.22	$0.64	$0.66
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,041	171,356	172,138	171,612
Effect of stock options	885	532	759	663
Shares used in computing Diluted EPS (1)	172,926	171,888	172,897	172,275
Diluted earnings per share	$0.21	$0.22	$0.64	$0.66

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 1,924 shares and 4,115 shares and 2,706 shares and 3,383 shares for the three months and nine months ended December 31, 2006 and 2007, respectively.

3.	Trade Accounts Receivable:

	March 31, 2007	December 31, 2007
Gross Accounts Receivable - Trade	$213,869	$247,735
Less:
Allowances for doubtful accounts	1,705	1,351
Stock rotation and ship from stock and debit	11,918	13,286
Sales returns and discounts	9,140	9,379
Total allowances	22,763	24,016
Net Accounts Receivable - Trade	$191,106	$223,719

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Allowances for doubtful accounts:
Beginning Balance	$1,415	$1,409	$1,772	$1,705
Charges	159	(36)	(93)	(78)
Applications	(6)	(6)	(143)	(279)
Translation and other	24	(16)	56	3
Ending Balance	$1,592	$1,351	$1,592	$1,351

Three Months Ended December 31,		Nine Months Ended December 31,
2006	2007	2006	2007
Stock rotation and ship from stock and debit:
Beginning Balance	$15,742	$13,806	$14,292	$11,918
Charges	8,904	11,351	30,803	32,733
Applications	(9,651)	(11,857)	(30,164)	(31,375)
Translation and other	44	(14)	108	10
Ending Balance	$15,039	$13,286	$15,039	$13,286

Sales returns and discounts:
Beginning Balance	$9,661	$9,517	$8,496	$9,140
Charges	6,817	4,554	20,221	20,092
Applications	(5,159)	(4,686)	(17,504)	(19,909)
Translation and other	79	(6)	185	56
Ending Balance	$11,398	$9,379	$11,398	$9,379

4.	Inventories:

	March 31, 2007	December 31, 2007
Finished goods	$100,266	$114,780
Work in process	98,147	107,362
Raw materials and supplies	131,728	175,958
	$330,141	$398,100

5.	Stock-Based Compensation:

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

The amount of unrecognized tax benefits recorded in the Company’s balance sheet at the date of adoption of FIN 48 was approximately $5,500. The Company is unable to reasonably estimate in which future periods these amounts will ultimately be settled.

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

In July 2007, the Company received oral notification from the Environmental Protection Agency (“EPA”), and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor, Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through November 2007 (which remediation is ongoing) are approximately $318,500. The Company has not yet investigated the monies spent or its available defenses in light of the notification. The Company has also not yet determined whether or to what extent other parties may bear responsibility for these costs.  The Company anticipates further discussions with the U.S. Department of Justice and the EPA. The potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. The EPA sought $1,600 (subsequently modified to $900) of past costs, as well as future costs associated with the demolition of the Facility. A predecessor of AVX sold the Facility to an unrelated third party in 1973. The Company has investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, the Company provided a written response to the EPA, denying liability. In 2007, the EPA indicated orally that the proposed plan of remediation has been modified, and that its provisional estimate of future costs for such remediation is $13,700. The Company anticipates further discussions with the EPA.  The potential impact on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company's South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company's property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, the Company filed a declaratory judgment action in United States District Court asking the Court to determine the rights and obligations of the two parties.  In addition, two other suits have been filed against the Company relating to the same contamination; one is another commercial suit, the other a suit by certain individuals seeking certification as a class action which has not yet been determined.  The Company is in the process of a feasibility study to evaluate possible remedies and at this stage of the environmental assessment has not been able to determine what measures may have to be undertaken or the likely costs of any such measures.   Further, at this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.  Accordingly, the potential impact of the matter on the Company's financial position, results of operations, and cash flows cannot be determined at this time. See Part II, Item 1, of this Form 10-Q for details related to this litigation.

The Company also currently operates or has operated on sites that may have environmental issues in the future.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.  Management believes that, as of December 31, 2007, its reserves of approximately $2,715 are appropriate with respect to these matters, although actual costs may vary from these estimated reserves.

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

7.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders.

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Net income	$35,827	$37,019	$110,845	$113,619
Other comprehensive income:
Pension liability adjustment, net of tax	-	426	-	1,278
Foreign currency translation adjustment	27,965	5,935	67,591	33,816
Foreign currency cash flow hedges	(282)	(2,334)	(553)	(2,502)
Unrealized gain (loss) on available-for-sale securities		(161)		(161)
Comprehensive income	$63,510	$40,885	$177,883	$146,050

8.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Net sales:
Passive Components	$219,103	$250,068	$668,426	$703,272
KED Resale	134,390	152,958	378,596	432,156
Connectors	24,595	26,516	72,122	77,978
Total	$378,088	$429,542	$1,119,144	$1,213,406

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Operating profit:
Passive Components	$39,947	$42,346	$134,848	$128,844
KED Resale	11,277	11,764	30,961	35,272
Connectors	1,945	1,911	5,792	6,714
Research & development	(2,835)	(3,308)	(8,157)	(9,050)
Corporate administration	(7,252)	(12,246)	(24,933)	(38,338)
Total	$43,082	$40,467	$138,511	$123,442

	March 31, 2007	December 31, 2007
Assets:
Passive Components	$498,343	$709,722
KED Resale	39,943	43,255
Connectors	44,913	48,328
Research & development	7,133	6,657
Cash, A/R and investments in securities	1,164,547	1,036,833
Goodwill - Passive components	60,889	140,240
Goodwill - Connectors	10,277	10,277
Corporate administration	73,491	57,859
Total	$1,899,536	$2,053,171

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Net sales:
Americas	$103,383	$110,941	$324,712	$316,425
Europe	82,090	92,309	250,806	277,015
Asia	192,615	226,292	543,626	619,966
Total	$378,088	$429,542	$1,119,144	$1,213,406

9.	Pension Plans:

The following tables show the components of the net periodic pension cost for the three and nine months ended December 31, 2006 and 2007 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2006	2007	2006	2007
Service cost	$100	$107	$342	$373
Interest cost	406	409	1,375	1,513
Expected return on plan assets	(399)	(426)	(1,252)	(1,366)
Amortization of prior service cost	18	21	15	17
Recognized actuarial loss	45	66	316	371
Net periodic pension cost	$170	$177	$796	$908

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Service cost	$300	$321	$1,026	$1,119
Interest cost	1,218	1,227	4,125	4,539
Expected return on plan assets	(1,197)	(1,278)	(3,756)	(4,098)
Amortization of prior service cost	54	63	45	51
Recognized actuarial loss	135	198	948	1,113
Net periodic pension cost	$510	$531	$2,388	$2,724

Based on current actuarial computations, in fiscal year 2008, the Company has made approximately $3,200 in contributions to the U.S. plans, and approximately $4,800 in contributions to the international plans. The Company expects to make no additional contributions to the U.S. plans, and approximately $1,600 in additional contributions to the international plans during the remainder of the 2008 fiscal year.

10.	Acquisition:

On September 25, 2007, the Company acquired by merger all of the outstanding capital stock of American Technical Ceramics Corp. in exchange for approximately $231,000 in cash, plus related acquisition costs. ATC designs, develops, manufactures and markets electronic components, including ceramic multilayer capacitors and custom thin film circuits. ATC's products are used in a broad range of commercial and military applications, including wireless infrastructure, fiber optics, medical electronics, semiconductor manufacturing equipment and satellite equipment. ATC has manufacturing facilities, research and developmentand sales offices in New York, manufacturing and research and development facilities in Florida, and sales offices in Sweden and China.

The Company has used the purchase method of accounting to record the acquisition in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS 141”), “Business Combinations”. In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. As of September 30, 2007, the allocation of the purchase price was prepared based on preliminary estimates of fair values and is subject to additional adjustment upon completion of the analysis. There were no related adjustments made during the quarter ended December 31, 2007. The results of operations for ATC are included in the accompanying Consolidated Statement of Operations since the acquisition date. The related assets and liabilities were recorded based upon their estimated relative fair values at the date of acquisition with the excess being allocated to goodwill as shown in the following table.

Assets and Liabilities Acquired
Accounts receivable	$ 12,818
Inventory	31,339
Other current assets and liabilities	2,247
Working capital	$ 46,404
Property and equipment	38,367
Intangible assets	97,390
Other assets	263
Long-term debt	(4,773)
Deferred taxes	(23,790)
Total identified assets and liabilities	$ 153,861
Purchase price	$ 231,317
Goodwill	$ 77,456

For the Company’s segment reporting, ATC will be reported in the Advanced Component product group in the Passive Component segment. Goodwill associated with the acquisition has been allocated to the Passive Component reporting unit and is subject to adjustment upon the completion of the analysis referred to above.

11.	Debt

As a result of the acquisition of ATC on September 25, 2007, the Company recorded $6,944 in long-term and short-term debt. In accordance with SFAS 141, the debt was recorded at the present values of the amounts to be paid using current interest rates.

During the quarter ended December 31, 2007, the Company repaid its outstanding borrowings under a credit facility with General Electric Capital Corporation in the amount of $3,467 and its outstanding loans from Svenska Handelsbanken, AB in the amount of $1,145.

The Company leases an administrative office, manufacturing and research and development complex located in Jacksonville, Florida. The lease is for a period of 30 years expiring December 31, 2010. As of the quarter ended December 31, 2007, the current and long-term amounts due under this lease are $567 and $1,145, respectively.

12.	Restructuring:

During the first half of the fiscal year, restructuring plans were developed to reduce the workforce in certain European locations to realign the Company’s production capabilities. All one time termination benefits have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company has recorded termination benefit charges of $204 and $2,421 related to this reduction in workforce for the three and nine months ended December 31, 2007, respectively, all of which has been paid. The restructuring plans cover the termination of 106 employees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2008, overall volume and pricing trends, cost reductionand acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in Item 1A, “Risk Factors,” in theCompany's Annual Report on Form 10-K for fiscal year ended March 31, 2007, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  During the three month period ended December 31, 2007, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick film and thin film components,tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, crystal oscillators, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.

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

Results of Operations - Three Months Ended December 31, 2007 and 2006

Net income for the quarter ended December 31, 2007 was $37.0 million, or diluted earnings per share of  $0.22, compared to $35.8 million, or $0.21diluted earnings per share for the quarter ended December 31, 2006.

	Three Months Ended December 31,
$(000's)	2006	2007
Net Sales	$378,088	$429,542
Gross Profit	72,595	73,806
Operating Income	43,082	40,467
Net Income	35,827	37,019
Diluted Earnings per Share	$0.21	$0.22

Net sales in the three months ended December 31, 2007 increased $51.4 million, or 13.6%, to $429.5 million compared to $378.1 million in the three months ended December 31, 2006. This increase is primarily a result of the inclusion of American Technical Ceramics Corp. (“ATC”) which was purchased on September 25, 2007 into our Advanced Component product group coupled with the continued end-market growth and demand in the expanding electronics marketplace. Overall sales prices have remained relatively stable during the current quarter as a result of the continued high production capacity utilization needed to meet the strong end-market demand for electronics.

The table below represents product group revenues for the three month periods ended December 31, 2006 and December 31, 2007.

Sales Revenue	Three Months Ended December 31,
$(000's)	2006	2007
Ceramic Components	$52,845	$50,684
Tantalum Components	72,269	75,862
Advanced Components	93,989	123,522
Total Passive Components	219,103	250,068
KDP and KKC Resale	114,696	128,502
KEC Resale	19,694	24,456
Total KED Resale	134,390	152,958
Connectors	24,595	26,516
Total Revenue	$378,088	$429,542

Passive Component sales increased $31.0 million, or 14.1%, to $250.1 million in the three months ended December 31, 2007 from $219.1 million during the same quarter last year.  The sales increase in Passive Components was primarily due to the inclusion of ATC into our Advanced Components product group coupled with higher sales volumes overall. Sales of ATC product were $22.5 million for the 2007 quarter. The overall sales result reflects a market with continuing demand for new and value added components that provide unique solutions necessary for today’s complex electronic devices, particularly in the consumer market.

KDP and KKC Resale sales increased 12.0% to $128.5 million in the three months ended December 31, 2007 compared to $114.7 million during the same quarter last year.  When compared to the same period last year, the increase during the quarter ended December 31, 2007 is primarily attributable to a 44.2% increase in unit sales volume resulting from increased customer demand for these products. This increase in unit volume was partially offset by a product mix of lower priced products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $6.7 million, or 15.1%, to $51.0 million in the three months ended December 31, 2007 compared to $44.3 million during the same period last year.  When compared to the same quarter last year, this increase was primarily attributable to customer demand for complex hand held electronic devices as well as demand from the automotive sector, as more electronic content is needed to support the functionality being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 39.7% of total sales for the three months ended December 31, 2007, compared to 42.4% for the three months ended December 31, 2006.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $11.4 million, or 6.2% of gross sales to distributor customers, for the three months ended December 31, 2007 and $8.9 million, or 5.3% of gross sales to distributor customers, for the three months ended December 31, 2006. Applications under such programs for the quarters ended December 31, 2007 and 2006 were approximately $11.9 million and $9.7 million, respectively.

Geographically, compared to the same period last year, sales increased 17.5% in Asia, 12.5% in Europe and 7.3% in the Americas. This reflects the increased customer production and demand in the Asian region and improved demand in Europe especially for our Connector products. The increase in the Americas is primarily due to the additional sales resulting from our acquisition of ATC on September 25, 2007. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted the current quarter’s sales by $10.3  million, when compared to the same quarter last year.

Gross profit in the three months ended December 31, 2007 was 17.2% of sales, or $73.8 million, compared to a gross profit margin of 19.2%, or $72.6 million, in the three months ended December 31, 2006. This decrease is partially attributable to an increase in sales volume of lower margin resale and ceramic component products. During the quarter, we experienced higher demand for products in the consumer market, which traditionally have lower margins, in addition to lower demand in the higher margin medical, military and aerospace markets. In addition, higher raw material and utility costs and the negative effects of currency translation contributed to the decline in gross profit. The negative effect of currency translation of approximately $14.9 million, when compared to the same quarter last year, was primarily due to the currency movement on reported European costs of sales due to the weakness of the U.S. dollar. These increases in costs were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs, and to pursue increased capacity for the production of value added products.

Selling, general and administrative expenses in the three months ended December 31, 2007 were $33.3 million, or 7.8% of net sales, compared to $29.5 million, or 7.8% of net sales, in the three months ended December 31, 2006. The increase is primarily due to the higher level of sales including sales and related expenses of ATC products.

Income from operations declined $2.6 million to $40.5 million in the three months ended December 31, 2007 compared to $43.1 million in the three months ended December 31, 2006. The decrease is due to the factors discussed above.

Other income decreased $1.5 million to $8.5 million in the three months ended December 31, 2007 compared to $10.0 million in the same period last year. This decrease is primarily due to a charge of $1.0 million resulting from the difference between our cost basis and fair market value of securities received in the pro rata distribution of the underlying securities in a money market fund that was restructured by a major bank. In addition, there was a decrease in interest income resulting from lower securities investment balances during the quarter due to the cash purchase of ATC at the end of the quarter ended September 30, 2007.

The Company's effective tax rate for the three month period ended December 31, 2007 was 24.5% compared to 32.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in lower tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations and the benefit of a tax refund claim due to the changes in income tax rules in Germany.

Results of Operations - Nine Months Ended December 31, 2007and 2006

Net income for the nine months ended December 31, 2007 increased $2.8 million to $113.6 million, or diluted earnings per share of $0.66, compared to $110.8 million, or $0.64 diluted earnings per share, for the nine months ended December 31, 2006. This increase includes offsetting after-tax charges of $1.7 million related to headcount reductions at facilities in Europe and $0.4 million for in-process research and development resulting from the acquisition of ATC on September 25, 2007 discussed below.  Net income excluding the $2.1 million in charges for the nine months ended December 31, 2007 was $115.7 million, a $4.9 million increase over the same period in the prior year.

	Nine Months Ended December 31,
$(000's)	2006	2007
Net Sales	$1,119,144	$1,213,406
Gross Profit	225,813	217,320
Operating Income	138,511	123,442
Net Income	110,845	113,619
Diluted Earnings per Share	$0.64	$0.66

Net sales in the nine months ended December 31, 2007 increased $94.3 million, or 8.4%, to $1.2 billion compared to $1.1 billion in the nine months ended December 31, 2006. This increase is primarily a result of continued end-market growth and demand in the expanding electronics marketplace in addition to the completed acquisition of ATC on September 25, 2007. ATC sales for the nine month period ended December 31, 2007 were $23.6 million.

The table below represents product group revenues for the nine month periods ended December 31, 2006 and December 31, 2007.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2006	2007
Ceramic Components	$172,069	$159,889
Tantalum Components	214,356	235,298
Advanced Components	282,001	308,085
Total Passive Components	668,426	703,272
KDP and KKC Resale	322,378	364,638
KEC Resale	56,218	67,518
Total KED Resale	378,596	432,156
Connectors	72,122	77,978
Total Revenue	$1,119,144	$1,213,406

Passive Component sales increased $34.8 million, or 5.2%, to $703.3 million in the nine months ended December 31, 2007 from $668.4 million during the same period last year.  The sales increase in Passive Components was primarily due to higher sales volumes of the Company’s Tantalum and Advanced Components, partially due to the additional Advanced Component sales resulting from our acquisition of ATC.  This increase in sales reflects a market with an escalating demand for new and value added components that provide unique solutions necessary for today’s more complex electronic devices.  The decrease in the sales of Ceramic Components is due to a higher percentage of sales attributable to lower average selling price product.

KDP and KKC Resale sales increased 13.1% to $364.6 million in the nine months ended December 31, 2007 compared to $322.4 million during the same period last year.  When compared to the same nine months last year, this increase is primarily attributable to a 34.0% increase in unit sales volume resulting from increased customer demand for these products. This increase due to higher unit sales was partially offset by a product mix of product with lower average selling prices.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $17.2 million, or 13.4%, to $145.5 million in the nine months ended December 31, 2007 compared to $128.3 million during the same period last year.  When compared to the same period last year, this increase was primarily attributable to customer demand for complex electronic devices and new programs, particularly in the automotive sector, as more electronic content is needed to support the functionality being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 41.9% of total sales for the nine months ended December 31, 2007, compared to 42.4% for the nine months ended December 31, 2006.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $32.7 million, or 6.0% of gross sales to distributor customers, for the nine months ended December 31, 2007 and $30.8 million, or 6.1% of gross sales to distributor customers, for the nine months ended December 31, 2006. Applications under such programs for the nine months ended December 31, 2007 and 2006 were approximately $31.4 million and $30.2 million, respectively.

Geographically, compared to the same period last year, sales increased 14.0% in Asia, and 10.5% in Europe. This reflects the increased customer production and demand in the Asian region and improved demand in Europe especially for our Connector products. These increases were partially offset by lower demand in the Americas, where sales decreased 2.6% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted sales by $19.1 million, when compared to the same period last year.

Gross profit in the nine months ended December 31, 2007 was 17.9% of sales or $217.3 million compared to a gross profit margin of 20.2% or $225.8 million in the nine months ended December 31, 2006.  This decrease is attributable to several factors including a 33.9% increase in sales volume of our resale products with generally lower margins when compared to our manufactured products and a mix of lower margin sales of our Ceramics Components. In addition, gross profit was negatively impacted by the increased cost of raw materials and utilities, and the negative impact of currency translation as the U.S. dollar weakened against certain foreign currencies compared to the same period last year. The negative effect of currency translation of approximately $27.3 million, when compared to the same period last year, was primarily due to the currency movement on reported European costs of sales.  We also incurred restructuring charges of $2.4 million related to headcount reductions in Europe as we continue to realign production capabilities. These increases in costs were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs and to pursue increased capacity for the production of value added products.

Selling, general and administrative expenses in the nine months ended December 31, 2007 were $93.5 million, or 7.7% of net sales, compared to $87.3 million, or 7.8% of net sales, in the nine months ended December 31, 2006.  The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting principally from higher sales including the selling and general expenses related to ATC.

Income from operations declined $15.1 million to $123.4 million in the nine months ended December 31, 2007 compared to $138.5 million in the nine months ended December 31, 2006.  This decrease is due to the factors discussed above including a $0.4 million charge related to the write off of in-process research and development cost related to the acquisition of ATC.

Other income increased $7.0 million to $32.7 million in the nine months ended December 31, 2007 compared to $25.7 million in the same period last year. This increase is predominately due to higher interest income resulting from higher interest rates and higher cash and securities investment balances.

The Company's effective tax rate for the nine-month period ended December 31, 2007 was 27.2% compared to 32.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in lower tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations and the benefit of a tax refund claim due to the changes in income tax rules in Germany, partially offset by the negative impact on certain deferred tax balances resulting from changes in enacted tax rates in the United Kingdom and Germany.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect a continued pricing environment with below normal annual price declines as we believe the industry demand for our products is in line with component manufacturing capacity.  Additionally, we expect to continue to focus on cost reductions through process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. We believe that the addition of ATC will benefit our Advanced Component product group with offerings of additional components for our end-user’s sophisticated electronics, and contribute to our sales growth through the remainder of our fiscal year.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of December 31, 2007, the Company had a current ratio of 6.3 to 1, $808.6 million of cash, cash equivalents and short-term and long-term investments in securities, $1.7 million in debt and $1.8 billion of stockholders' equity.

Net cash provided by operating activities was $133.3 million in the nine months ended December 31, 2007 compared to $196.2 million of cash provided by operating activities in the nine months ended December 31, 2006.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction of income taxes payable, accounts payable and accrued expensesand increases in inventories and accounts receivable.

Cash used in investing activities was $211.5 million during the nine months ended December 31, 2007. We had cash outflows related to investing activities consisting of the business acquisition of ATC for $231.3 million, offset by cash acquired of $8.0 million. During the period ended December 31, 2007 we received a pro rata distribution of the underlying securities from a money market fund that was restructured by a major bank as a result of the current liquidity issues being experienced in the banking industry. As these assets are no longer considered cash and cash equivalents, we have classified them as available-for-sale investments. This will have no significant impact on our operations or liquidity needs.

As a result of the merger with ATC, the Company has obligations related to certain debt, customer, and supplier agreements. AVX repaid the bank debt related to the ATC merger during the three months ended December 31, 2007. See Note 11, “Debt” of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Purchases of property and equipment were $39.6 million in the nine month period ended December 31, 2007 compared to $37.3 million in the nine month period ended December 31, 2006.  Expenditures for all periods were primarily in connection with the enhancement of production capabilities in our passive component manufacturing operations, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to add additional capacity for advanced passive component and connector products and expect to incur capital expenditures of approximately $55 million in fiscal 2008.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

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

Based on the financial condition of the Company as of December 31, 2007, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2007, we did not have any of these delivery contracts outstanding.

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

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in the Company’s exposure to its foreign currency exchange risk as reflected in Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2007.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to the Company's South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company's property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined. The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.

Accordingly, on October 2, 2007, the Company filed a complaint against Horry Land Company in the United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation, and Liability Act and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding.

In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined. The other is a commercial suit filed on January 16, 2008 in the South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc.

We intend to defend vigorously the claims that have been asserted in the three related lawsuits.   At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.

With respect tothe related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and has not been able to determine what measures may have to be undertaken or the likely costs of any such measures.  Accordingly, the potential impact of either the lawsuits or the remediation on the Company's financial position, results of operations, and cash flows cannot be determined at this time.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no significant changes to our risk factors during the nine months ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs(1)(2)(3)
10/1/07- 10/31/07	75,500	$ 15.61	75,500	9,684,900
11/1/07- 11/30/07	347,900	14.48	347,900	9,337,000
12/1/07- 12/31/07	107,500	14.02	107,500	9,229,500
Total	530,900	$ 14.55	530,900	9,229,500

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

(3)
On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 5.	OTHER INFORMATION

Pursuant to the By-laws of the Company, as Amended and Restated on December 21, 2007, a stockholder providing notice of an intent to nominate a director for election at the annual meeting of stockholders must include in such notice a description of all arrangements or understandings among the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder and all information regarding each nominee that would be required to be disclosed in solicitations of proxies for election of directors in an election contest pursuant to Regulation 14A under the Exchange Act.  Such notice of intent to make a nomination shall be accompanied by the written consent of each nominee to serve as director of the Company if so elected.  The By-laws of AVX Corporation as Amended and Restated December 21, 2007, filed as Exhibit 3.1 of the Current Report on Form 8-K dated December 21, 2007, are incorporated by reference herein.

ITEM 6.	EXHIBITS
3.1

By-laws of AVX Corporation as Amended and Restated December 21, 2007 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007).

31.1	Certification of John S. Gilbertson, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2008.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2008.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 4, 2008

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary