Form 10-K
period 2008-03-31
AVX CORP
filed 2008-05-19
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]   No [   ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.
Yes [   ]     No  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]      No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	X		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Based on the closing sales price of $16.10 on September 28, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $800,375,597.

As of May 1, 2008, there were 171,077,137 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2008, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . .	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	38
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . .	41
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41
Part IV

Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		44
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

The Company is organized by product line with five main product groups.  The Company's reportable segments are based on the types of products from which the Company generates revenues.  The Company has three reportable segments:  Passive Components, Kyocera Electronic Devices ("KED")Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment.  Segment revenue and profit information is presented in Note 15 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate research and development group.

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

Our principal strategic advantages include:

Creating Technology Leadership.  We have research and development locations in the United States, United Kingdom, Czech Republic, France and Israel. We have developed numerous new products during fiscal 2008.  These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers.  Our engineers are continually improving our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to respond to our customers' design and delivery requirements in a rapid fashion make us the provider of choice for our multi-national customer base.  We differentiate ourselves by providing our customers with a substantially complete passive component solution.  We market five families of products: ceramic products, tantalum products, advanced products, Kyocera manufactured passive products and connector devices.  This broad array allows our customers to streamline their purchasing and supply organization.  In addition, on September 25, 2007, through the acquisition of American Technical Ceramics Corp (“ATC”), we added the ATC product lines to our portfolio of Advanced Component products.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $164 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer and expansion of manufacturing operations to countries such as China, El Salvador, Malaysia and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely and worldwide basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 21 manufacturing facilities are located in 12 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components include capacitors, resistors and varistors.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 59% of our net sales in fiscal 2008.  KDP and KKC Resale, represented approximately 29%, and Connectors, including KEC Resale Connectors, represented approximately 12% of our net sales in fiscal 2008.  The table below presents revenues for fiscal 2006, 2007 and 2008 by product group.  Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

Sales Revenue (in thousands)	Years Ended March 31,
	2006	2007	2008
Ceramic Components	$236,283	$228,136	$211,759
Tantalum Components	269,198	286,943	312,761
Advanced Components	321,781	376,356	433,646
Total Passive Components	827,262	891,435	958,166
KDP and KKC Resale	367,270	434,857	468,186
KEC Resale Connectors	60,269	74,911	86,531
Total KED Resale	427,539	509,768	554,717
Connectors	78,407	97,292	106,392
Total Revenue	$1,333,208	$1,498,495	$1,619,275

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment in facilities and equipment used to manufacture passive components during the past three fiscal years of approximately $147.9 million.  In addition, on September 25, 2007, we expanded our passive components through the acquisition of ATC for $234.1 million, in cash, including acquisition costs.  The ATC product line has been integrated into our Advanced Components product group.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values.  Our family of passive components also includes film capacitors, high-energy/voltage power capacitors, varistors and non-linear resistors.  These products further enhance our product offerings.  The net sales of tantalum and ceramic capacitors accounted for approximately 55% of our passive component net sales in fiscal 2008.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture special products to meet the specifications of particular applications.  The manufacture of special products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 45% of passive component net sales in fiscal 2008.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products further broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, resistive products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera.

Connectors

We manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications.  We produce fine pitch connectors used in portable devices such as cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets.  A rapidly growing market for AVX connectors is the automotive market with applications throughout the vehicle including engine control, transmission control, audio, brakes, and the quickly evolving stability control system. We have invested approximately $15.8 million in facilities and equipment over the past three years as we continue to focus on new product development and enhance our production capabilities for our Connector business. Approximately 45% of combined manufactured and resale connector net sales in fiscal 2008 consisted of connectors manufactured by Kyocera.

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

Approximately 27%, 24% and 49% of our net sales for fiscal 2008 were to customers in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.  Our products are marketed worldwide by our own sales personnel, as well as through independent manufacturers' representatives who are compensated solely on a commission basis.  We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors.  We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and distributors.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2006, 2007 and 2008.   Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC), European Space Agency (ESA) and under certain foreign military specifications.

The sales terms under non-exclusive agreements with independent electronic component distributor customers may vary by distributor, and by geographic region.  In the United States, Europe and Asia, such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs.  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  In addition, certain agreements with customers may include special incentive discounts based on amount of product ordered or shipped.

Our agreements with independent electronic component distributor customers generally also require that the Company repurchase qualified inventory from the distributor in the event that the Company terminates the distributor agreement or discontinues a product offering.  In the United States, the Company may also utilize a ship and debit program under which pricing adjustments may be granted by the Company to assist distributors in meeting competitive prices in the marketplace on sales to their end customers.

We had a backlog of orders of approximately $194 million at March 31, 2006, $238 million at March 31, 2007 and $252 million at March 31, 2008.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, order patterns and product delivery lead times in the industry.  The backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.

Research, Development and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists.  A 60,000 square-foot facility in Myrtle Beach, South Carolina is dedicated to research and development and provides centralized coordination of our global research and development efforts.  We also maintain research and development staffs at our facilities in the United States, United Kingdom, Czech Republic, Israel and France.

Our research, development and engineering effort places a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $31 million, $29 million and $35 million during fiscal 2006, 2007 and 2008, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel, gold and copper used in our manufacturing processes.  The cost of these materials is subject to price fluctuation and many have risen significantly during the past year.  In general, increases in the cost of raw materials may be offset by selling price increases, productivity improvement and cost savings programs, but that is not always the case.

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

Competition

We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price.  We believe we are competitive on the basis of each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd. and Vishay Intertechnology, Inc.  Our major competitors for certain electronic connector products are Tyco Electronics, Molex Incorporated and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2008, we employed approximately 14,000 full-time employees.  Approximately 2,000 of these employees are employed in the United States.  Of the employees located in the United States, approximately 1,000 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.  We currently have reserved approximately $3.0 million at March 31, 2008 related to these matters.  Except for the matters discussed below, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318.5 million. We have not yet completed an investigation of the monies spent or available defenses in light of the notification. We have also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the EPA indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation to be made available by the EPA with respect to the site.  The potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973. We have investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, we provided a written response to the EPA, denying liability. On April 3, 2008, the EPA indicated that the proposed plan of remediation has been modified, and that its provisional estimate of future costs for such remediation is $14.3 million. We anticipate further discussions with the EPA.  The potential impact on our financial position, results of operations and cash flows cannot be determined at this time.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

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

Copies of our Form 10-K for the fiscal year ended March 31, 2008 (including the exhibits thereto) and of any of the other above filings or documents are available, without charge, by mailing a request to the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

NYSE Certifications

Our common stock is listed on the New York Stock Exchange.  In accordance with New York Stock Exchange rules, on July 25, 2007 we filed the annual certification by our Chief Executive Officer that, as of the date of the certification we were in compliance with the NYSE listing standards.  For our fiscal year ended March 31, 2008, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are filed as exhibits to this Form 10-K.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the executive officers of the Company as of March 31, 2008:

Name	Age	Position
John S. Gilbertson	64	Chief Executive Officer and President
C. Marshall Jackson	59	Executive Vice President of Sales and Marketing
Carl L. Eggerding	58	Vice President, Chief Technology Officer
Kurt P. Cummings	52	Vice President, Chief Financial Officer, Treasurer and Secretary
S. M. Chan	52	Vice President of Sales and Marketing –Asia
Keith Thomas	54	Vice President, President of Kyocera Electronic Devices
Peter Collis	56	Vice President of Tantalum Products
Peter Venuto	55	Vice President of North American and European Sales
John Sarvis	58	Vice President of Ceramic Products
John Lawing	57	Vice President of Advanced Products

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

We operate in a cyclical business which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, our unit costs and our profitability.  Most of our customers are in cyclical industries.  Their requirements for passive components fluctuate significantly as a result of changes in general economic conditions and other factors.  During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks.   When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated stocks.  Business cycles vary somewhat in different geographical regions and customer industries.  Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials and shipping needs.  Changes in demand mix, needed technologies and end-use markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.  We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

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

We must consistently reduce our total costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing, logistics operations and enhance operations in low cost labor markets in response to the needs of the electronic components market, we have incurred restructuring costs in the past and we expect to incur additional restructuring costs during the next fiscal year.

We attempt to improve profitability by operating in countries in which manufacturing costs are lower; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions.  In addition, as we implement transfers of certain of our operations we may experience strikes or other types of unrest as a result of lay-offs or termination of our employees in higher-cost countries.

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

Our operating results are sensitive to raw material availability, quality and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers or may be subject to significant fluctuations in market prices.  Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, gold, copper and palladium, raw materials that we use in the manufacture of our products, are subject to fluctuation. Prices for copper, platinum, gold, nickel and silver have increased significantly in the past year. Our inability to recover costs through increased sales prices could have a material adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have a material adverse effect on our results of operations.

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

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities.  Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill of an acquired business.

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing process, employee health and safety, labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have a material adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere herein for additional information.

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

Our operating results may be adversely affected by foreign operations

International manufacturing and sales are subject to inherent risks, including production disruption by employee union actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. There can be no assurance that these factors will not have a material adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

We receive government grants from some countries in which we operate. These grants are intended to promote employment and are generally conditioned on the recipient maintaining certain employment levels. To the extent the number of employees falls below the prescribed employment levels, we could be required to refund all or a portion of the grants received.

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

Changes in general economic conditions and other factors beyond our control may adversely impact our business

The following factors could adversely impact our business:

•	A global economic slowdown in any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including but not limited to armed conflict and trade wars, that could impact our, or our customers’, production capabilities.

•
Unforeseen interruptions to our business with our significant customers and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, environmental disruptions or inventory excesses.

We operate in a continually changing business environment and new factors emerge from time to time.  Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $41.3 million in fiscal 2006, $51.9 million in fiscal 2007 and $70.9 million in fiscal 2008.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	500,000	Owned	Manufacturing/Research/ Headquarters — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Raleigh, NC	203,000	Owned	Manufacturing — PC
Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	74,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC — CP
Atlanta, GA	49,000	Leased	Office/Warehouse — PC — CP
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC – CP
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	387,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	308,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	219,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	273,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	59,000	Leased	Warehouse — PC
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	171,000	Owned	Manufacturing/Research — PC
Paignton, England	127,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	115,000	Owned	Manufacturing — CP
Juarez, Mexico	96,000	Owned	Manufacturing — PC — CP
Juarez, Mexico	36,000	Leased	Warehouse — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Manaus, Brazil	80,000	Owned	Manufacturing — PC
Newmarket, England	52,000	Leased	Office — CP
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP
Singapore	26,000	Leased	Warehouse/Office — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation and Liability Act and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX".  At May 1, 2008, there were approximately 431 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the last two fiscal years ended March 31, 2008.  On May 7, 2008, our Board of Directors declared a $0.04 dividend per share of common stock with respect to the quarter ended March 31, 2008.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.
	Common Stock Price Range				Dividends Declared
	2007		2008		Per Share
	High	Low	High	Low	2007	2008
First Quarter	$19.90	$13.92	$18.40	$15.00	$0.0375	$0.0400
Second Quarter	17.85	13.09	18.16	13.90	0.0375	0.0400
Third Quarter	18.52	14.42	17.54	13.00	0.0375	0.0400
Fourth Quarter	16.29	13.90	14.00	11.74	0.0400	0.0400

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2003 to the end of fiscal year 2008, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

Cumulative Total Return
	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08
AVX -NYSE	$ 100	$ 185	$ 139	$ 204	$ 176	$ 150
S & P 500	$ 100	$ 135	$ 144	$ 161	$ 180	$ 171
Peer Group	$ 100	$ 200	$ 116	$ 129	$ 132	$ 89

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2008, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/08 - 1/31/08	78,000	$ 13.14	78,000	9,151,500
2/1/08 - 2/29/08	143,200	12.97	143,200	9,008,300
3/1/08 - 3/31/08	–	–	–	9,008,300
Total	221,200	$ 13.03	221,200	9,008,300

On April 19, 2001, the Board of Directors of the Company approved a share repurchase plan that allowed us to repurchase up to 5,000,000 shares of our common stock from time to time in the open market.  In addition, on October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  Again, on October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares under both of these plans are held as treasury stock and are available for general corporate purposes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2008.  The selected consolidated financial data for the five fiscal years ended March 31, 2008 are derived from AVX's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2004	2005	2006	2007	2008
Operating Results Data:
Net sales	$1,136,577	$1,283,202	$1,333,208	$1,498,495	$1,619,275
Cost of sales	1,078,891	1,105,164	1,125,917	1,201,337	1,328,491
Materials charge	87,720	–	–	–	–
Restructuring charges	–	–	–	–	2,421
Gross profit (loss)	(30,034)	178,038	207,291	297,158	288,363
Selling, general and administrative expenses	85,528	107,429	111,110	116,482	126,848
Restructuring charges	27,213	–	–	–	–
In-process research and development charge	–	–	–	–	390
Profit (loss) from operations	(142,775)	70,609	96,181	180,676	161,125
Interest income	11,495	12,739	22,999	40,033	43,226
Interest expense	(391)	(376)	(1,454)	–	(456)
Other, net	–	5,072	1,894	(3,143)	(530)
Income (loss) before income taxes	(131,671)	88,044	119,620	217,566	203,365
Provision (benefit) for income taxes	(24,065)	32,312	37,868	63,701	53,892
Net income (loss)	$(107,606)	$55,732	$81,752	$153,865	$149,473
Income (loss) per share:
Basic	$(0.62)	$0.32	$0.47	$0.89	$0.87
Diluted	$(0.62)	$0.32	$0.47	$0.89	$0.87
Weighted average common shares outstanding:
Basic	173,634	173,450	172,532	172,047	171,487
Diluted	173,634	173,906	173,053	172,751	172,065
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.16

As of March 31,	2004	2005	2006	2007	2008
Balance Sheet Data:
Working capital	$887,089	$921,564	$1,032,742	$1,214,035	$1,156,689
Total assets	1,667,877	1,689,749	1,675,208	1,899,536	2,109,078
Stockholders' equity	1,386,544	1,439,251	1,448,109	1,635,279	1,829,351

Years Ended March 31,	2004	2005	2006	2007	2008
Other Data:
Capital expenditures	$33,712	$48,324	$41,328	$51,881	$70,886
Research, development and engineering expenses	38,630	36,699	30,904	29,397	35,465

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Electronic components and connector products manufactured by AVX are used in virtually all types of electronic products, including those in consumer electronics, telecommunications, automotive military/aerospace, medical, computer and industrial markets.  The Company has five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Connectors and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Connectors and KED Resale.  In September 2007, we acquired American Technical Ceramics Corp. (“ATC”), which has been included in our Advanced Components product group in our Passive Components segment.

In fiscal 2008, we experienced our highest revenues since the end of the tech bubble in fiscal 2001.  Consolidated revenues for the fiscal year ended March 31, 2008 were $1,619.3 million with net income of $149.5 million compared to consolidated revenues of $1,498.5 million with net income of $153.9 million for the fiscal year ended March 31, 2007. During fiscal 2008, we saw strong demand as end users throughout the world continued to demand more sophisticated electronic products with more electronic component parts. Price erosion on commodity products was lower than what has been historically typical due to strong demand. Demand for newly developed advanced products, which generally result in higher margins, more than offset the price erosion in commodity related products. In addition, we continued to enhance production capabilities in lower cost regions, improve production processes, and implement cost reduction programs.

In fiscal 2008, we generated operating cash flow of $181.9 million.  We use cash generated from operations to fund capital expenditures, repurchase shares of our common stock and pay dividends. Additionally, we acquired ATC in September 2007 for $234.1 million, in cash, including acquisition costs.  We have $815.3 million of cash, cash equivalents and securities investments and no debt as of March 31, 2008.

We continue to invest in new products and improvements to our production processes and are committed to investing in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We are currently producing more sophisticated electronic component parts necessitated by the increase in functionality of the electronic devices that are manufactured by our customers.  As a result, we have increased our focus on value added advanced products to serve this expanding market as illustrated with the acquisition of ATC, which further enhances our product line offerings of value added advanced products. We are also focused on controlling costs.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies and expanding into lower cost areas.  We believe that this philosophy will enable us to benefit from improved market conditions and provide continuing shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

As noted above, the electronic component industry has seen improvement in most markets throughout fiscal 2008 resulting in our highest revenue since the end of the tech bubble in fiscal 2001.  We believe that the overall electronics market will continue to grow during fiscal 2009.  Our near-term results will depend on growth in the economy and resulting expansion in the telecommunications, information technology hardware, automotive, medical, consumer and other electronic markets.  Additionally, during fiscal 2008 we saw benefits from our enhanced production capabilities in lower cost areas and other continuing cost reduction programs that will continue to benefit us into the future.  We continue to evaluate our cost structure and manufacturing capabilities in conjunction with current demand and future expectations. In response to market conditions and as a result of our efforts to streamline manufacturing and logistics operations and to enhance operations in lower-cost regions, we may incur restructuring costs during the next fiscal year.

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

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Net sales for the fiscal year ended March 31, 2008 increased $120.8 million, or 8.1%, to $1,619.3 million compared to $1,498.5 million for the fiscal year ended March 31, 2007.

The table below represents product group revenues for the fiscal years ended March 31, 2006, 2007 and 2008.

Sales Revenue (in thousands)	Years Ended March 31,
	2006	2007	2008
Ceramic Components	$236,283	$228,136	$211,759
Tantalum Components	269,198	286,943	312,761
Advanced Components	321,781	376,356	433,646
Total Passive Components	827,262	891,435	958,166
KDP and KKC Resale	367,270	434,857	468,186
KEC Resale Connectors	60,269	74,911	86,531
Total KED Resale	427,539	509,768	554,717
Connectors	78,407	97,292	106,392
Total Revenue	$1,333,208	$1,498,495	$1,619,275

The demand for electronic components continues to increase as end users demand more and smaller electronic devices with greater functionality. Compared to the prior year, Passive Components sales increased $66.7 million, or 7.5%, to $958.2 million, KDP and KKC Resale sales increased $33.3 million, or 7.7%, to $468.2 million and total Connector sales, including KEC Resale connectors, increased $20.7 million, or 12.0%, to $192.9 million.

  The sales increase in Passive Components was partially due to the inclusion of ATC into our Advanced Components product group from September 25, 2007 (the date of the acquisition of ATC) coupled with higher sales volume for our Tantalum and Advanced Component products partially offset by lower sales for our base Ceramic Component products. Sales of ATC products from the date of acquisition of ATC were $49.8 million in fiscal 2008. The overall sales result reflects a market with increased end-user demand for products containing passive electronic components.  Our Advanced Component sales increased 15.2% compared to the prior year. Advanced Component products generally command higher selling prices due to the unique solutions they provide in meeting more sophisticated end-user requirements in electronic component devices. The Company saw relatively stable pricing during the fiscal year on commodity products due to increased demand and steady industry manufacturing capacity utilization.  Advanced Component sales included 26.0% and 20.0% of tantalum advanced component sales during the fiscal years ended March 31, 2007 and 2008, respectively.

KDP and KKC Resale sales increased $33.3 million, or 7.7%, to $468.2 million for the fiscal year ended March 31, 2008 compared to sales of $434.9 million for the prior year.  The increase is attributable to a 24.8% increase in sales unit volume resulting from increased customer demand when compared to the prior year, partially offset by a product mix with lower average selling prices.

Connector sales, including KEC Resale connectors, increased $20.7 million, or 12.0%, to $192.9 million compared to $172.2 million in the prior year.  This increase was primarily attributable to a 14.3% increase in unit volume partially due to increased demand from the automotive sector, as more electronic content and functionality is being built into today’s vehicles, in addition to increased customer demand for complex handheld electronic devices.

Our sales to independent electronic component distributor customers represented 41.0% of total sales for the fiscal year ended March 31, 2008, compared to 42.2% for the fiscal year ended March 31, 2007.  Our sales to distributors involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management.  Charges for ship and debit and stock rotation were $43.0 million, or 6.1% of gross sales to distributors, for the fiscal year ended March 31, 2008 compared to charges of $38.1 million, or 5.7% of gross sales to distributors, for the fiscal year ended March 31, 2007. We had remaining allowances for ship and debit and stock rotation of $11.9 million and $12.9 million at March 31, 2007 and 2008, respectively.

Geographically, compared to the same period last year, sales increased 12.0% in Asia and 11.4% in Europe reflecting increased customer production and demand in the Asian and European regions, as well as the effect of the weaker U.S. dollar in those regions, while the Americas experienced a 1.0% decrease in sales.  The Asian and European regions experienced increases of approximately 20% each in unit sales volume.  The weakening of the U.S. dollar against certain foreign currencies positively impacted consolidated sales by approximately $40.0 million during the fiscal year, when compared to the same period last year.

Gross profit for the fiscal year ended March 31, 2008 was $288.4 million, or 17.8% of sales, compared to $297.2 million, or 19.8% of sales in the fiscal year ended March 31, 2007.  This decrease is due to several factors including an increase in material costs due to higher metal prices, higher utility and transportation costs in addition to higher reported cost resulting from the weaker U.S. dollar primarily in the European region. This decrease was partially offset by a product mix reflecting the Company’s marketing focus on higher margin value added products in addition to an improved cost structure as the Company continued to enhance production capabilities in lower cost facilities and implement cost reduction actions to reduce operating costs.  In addition, in fiscal 2008, gross profit was negatively impacted by $2.4 million as a result of headcount reduction costs. During the fiscal year ended March 31, 2008, reported costs were unfavorably impacted by approximately $50.5 million due to currency translation as the U.S. dollar weakened against certain foreign currencies when compared to the same period last year. We continue to focus on improvements in our manufacturing processes and to incur additional costs as we enhance production capabilities in our lower cost facilities in China, Malaysia, El Salvador and the Czech Republic.

Selling, general and administrative expenses for the fiscal year ended March 31, 2008 increased 8.9%, or $10.4 million, to $126.8 million, or 7.8% of net sales, compared with $116.5 million, or 7.8% of net sales, for the fiscal year ended March 31, 2007. The $10.4 million increase in selling, general and administrative expenses was due to higher direct selling expenses primarily due to higher commissions on increased sales in addition to slightly higher employee wage and benefit costs. This includes the impact of the increased sales and related expenses of ATC products during the second half of the fiscal year. In addition, we recognized $2.0 million for amortization of intangibles related to the ATC acquisition.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $29.4 million and $35.5 million in fiscal 2007 and 2008, respectively.  Research and development costs included therein increased slightly in fiscal 2008 to $12.5 million compared to $11.3 million in fiscal 2007.  Engineering expenses increased $4.9 million to $23.0 million in fiscal 2008 compared to $18.1 million in fiscal 2007.

As a result of the above factors, and the recognition of $0.4 million of an in-process research and development charge related to the ATC acquisition, income from operations for the fiscal year ended March 31, 2008 was $161.1 million compared to $180.7 million for the fiscal year ended March 31, 2007.

Other income increased $5.4 million to $42.2 million in fiscal 2008 compared to $36.9 million in the prior fiscal year.  The increase is primarily due to higher interest income resulting from improved rates of return on higher average balances of invested cash and securities partially offset by realized currency losses.

The effective tax rate for the fiscal year ended March 31, 2008 was 26.5%. The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $8.1 million of deferred tax liabilities, compared to $3.4 million in the prior year resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. We estimate a further reduction in deferred tax liabilities of $8.5 million, $16.6 million and $3.6 million over the next three fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.  In addition, the effective tax rate benefited from higher income being generated in certain lower tax rate jurisdictions. This compares to an effective tax rate of 29.3% for the fiscal year ended March 31, 2007.  We provide allowances against future tax benefits where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2008 was $149.5 million compared to $153.9 million for the fiscal year ended March 31, 2007.

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

The sales increase in Passive Components was primarily due to increased end-user demand for products containing passive electronic devices.  The increase in the demand for and sophistication of electronic devices led to a 17.0% growth in our Advanced Component sales. These products generally command higher selling prices due to the unique solutions they provide in meeting the end-user requirements for increased functionality in electronic component devices. The Company saw relatively stable pricing during the fiscal year ended March 31, 2007 on commodity products due to increased demand and increased industry manufacturing capacity utilization.  Advanced Component sales include 29.0% and 26.0% of tantalum advanced component sales and 71.0% and 74.0% of ceramic advanced component sales during the fiscal years ended March 31, 2006 and 2007, respectively.

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

The effective tax rate for the fiscal year ended March 31, 2007 was 29.3%. The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $3.4 million of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. We estimate a further reduction in deferred tax liabilities of $8.2 million, $8.5 million and $16.6 million in the fiscal years ending March 31, 2008, 2009, and 2010, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.  In addition, the effective tax rate benefited from higher income being generated in certain lower tax rate jurisdictions. This compares to an effective tax rate of 31.7% for the fiscal year ended March 31, 2006.  For the fiscal years ended March 31, 2007 and 2006 we reversed $5.9 million and $2.1 million, respectively, of valuation allowances related to operating losses in certain foreign and state jurisdictions as a result of improved current and expected future profitability in those jurisdictions.  We provide allowances against future tax benefits where there is a greater likelihood of not realizing the future tax benefits of net operating losses than of realizing them.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2007 was $153.9 million compared to $81.8 million for the fiscal year ended March 31, 2006.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2008, we had a current ratio of 6.2 to 1, $815.3 million of cash, cash equivalents and investments in securities, $1,829.4 million of stockholders' equity and no debt.

Net cash from operating activities was $181.9 million for the fiscal year ended March 31, 2008, compared to $245.0 million for the fiscal year ended March 31, 2007 and $160.4 million for the fiscal year ended March 31, 2006.  The decrease in fiscal 2008 is primarily the result of lower earnings and increases in net working capital.

Purchases of property and equipment were $70.9 million in fiscal 2008, $51.9 million in fiscal 2007 and $41.3 million in fiscal 2006. Expenditures primarily related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions such as China, Malaysia, El Salvador and the Czech Republic, as well as the implementation of improved manufacturing processes. In addition, we made purchases of $11.5 million for properties related to the acquisition of ATC which were previously leased.  We continue to add additional capacity for advanced and specialty passive component and connector products and expect to incur capital expenditures of approximately $60 million in fiscal 2009.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

Our funding is internally generated through operations and investment income from cash and investments in securities.  Based on our financial condition as of March 31, 2008, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investment securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, and any acquisitions of businesses, dividend payments or stock repurchases to be made during the upcoming year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2006, 2007 and 2008, dividends of $25.9 million, $25.8 million and $27.5 million, respectively, were paid to stockholders.

On April 19, 2001, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market. Also, on October 19, 2005, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock. Again, on October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2008, there were 9,008,300 shares that may yet be purchased under this program.

We purchased 1,240,000 shares at a cost of $15.8 million during fiscal 2006, 971,400 shares at a cost of $14.8 million during fiscal 2007 and 1,179,100 shares at a cost of $17.1 million during fiscal 2008.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2008, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $15.0 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $10.2 million to our defined benefit plans during the year ended March 31, 2008 and estimate that we will make contributions of approximately $7.7 million during the next fiscal year ending March 31, 2009.  We have unfunded pension liabilities of approximately $26.3 million related to these defined benefit pension plans at March 31, 2008.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2008, were approximately $18.1 million.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2008, we did not have any of these delivery contracts outstanding.

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

We have been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  In addition, we operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification or our liability by a third party.

We currently have environmental reserves for current remediation, compliance and legal costs totaling $3.0 million at March 31, 2008.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2008 as noted below.

			FY 2010 -	FY 2012 -
Contractual Obligations (in thousands)	Total	FY 2009	FY 2011	FY 2013	Thereafter
Operating Leases	$18,080	$6,382	$6,832	$2,259	$2,607

At March 31, 2008 we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $15.0 million.

As discussed in Note 8 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2008, in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) issued by the Financial Accounting Standards Board (“FASB”), was $4.5 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2008, we made contributions of $6.4 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2009 will be approximately the same as in fiscal 2008.

During the fiscal year ended March 31, 2008, we made contributions of $3.2 million to our U.S. defined benefit plans and $7.0 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2009 will be approximately $6.5 million for our international defined benefit plans and $1.2 million for our U.S. defined benefit plans.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, warranties, inventories, pensions, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.  In management's opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

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

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future credits under the ship and debit program.  Our actual results approximate our estimates.  At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 effective April 1, 2007. Any accruals for estimated interest and penalties would be recorded as a component of interest expense.

We record deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by the Company in our U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the tax benefit is recognized in the income tax provision.

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

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations.  Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability.  Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs.  A separate account receivable is recorded for any indemnified costs.  Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective April 1, 2007. The adoption of this statement did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted the provisions of SFAS 158 effective March 31, 2007. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The adoption of this statement did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for non financial assets and liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the tax value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  We adopted SFAS 159 as of April 1, 2008 and have determined that the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141 (R) if and when a future acquisition occurs; however, the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March, 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of SFAS 161 on the consolidated financial statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 1, 2008, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 71% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera.  On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering.  In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Since January 1990, Kyocera and AVX have engaged in a significant number and variety of related party transactions, including, without limitation, the transactions referred to in Note 14 to our consolidated financial statements elsewhere herein.  One principal strategic advantage for us is our ability to offer a broad line of products to our customers.  The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage.  In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits us.  An adverse change in our relationship with Kyocera could have a negative impact on our results of operations.  We also have established several ongoing arrangements with Kyocera and have executed several agreements; the more significant of which are described below.  Except for the Buzzer Assembly Agreement, each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to that to which an independent unrelated party would agree at arm's-length and is subject to the approval of the Special Advisory Committee of our Board of Directors.  The Special Advisory Committee is comprised of independent directors and is required to review and approve such agreements and any other significant transactions between Kyocera and AVX not covered by such agreements.  Periodically, the Special Advisory Committee reviews a summary of our transactions with Kyocera to identify any significant transactions not covered by such agreements and investigates the nature and the terms of such transactions.

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

Disclosure and Option to License Agreement.  Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products as well as the license of technologies in certain circumstances.  The agreement was amended effective April 1, 2008 with no material changes to the prior agreement except that the current agreement has changed from an annual renewal to automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

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

Foreign Currency

  The Company is exposed to foreign currency exchange risk with respect to its sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and its reported results of operations will be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by the Company’s foreign subsidiaries may be denominated in local currency.  See Note 13 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

  For fiscal 2008, the Company’s exposure to its foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, the Company would have incurred a foreign currency gain or loss of approximately $34 million in fiscal 2008.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily tantalum, palladium, platinum, silver, nickel, gold and copper. Prices for many of these metals have increased significantly during the past year.

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

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 45 of this report:
'

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2008.

On September 25, 2007, the Company acquired American Technical Ceramics Corp. (“ATC”).  As allowed under Section 404 of the Sarbanes-Oxley Act of 2002, management has excluded ATC from its assessment of internal control over financial reporting as of March 31, 2008.   The Act allows the exclusion of entities acquired during a company’s fiscal year from its assessment.  As ATC was acquired during the fiscal year ended March 31, 2008, the Company has elected to exclude ATC and its subsidiaries from its assessment.  ATC revenue included in the Company’s consolidated financial statements totaled $49.8 million fiscal 2008, and total assets, including acquired intangible assets, were $281.0 million at March 31, 2008.  See Note 10 to our consolidated financial statements included herein for more information about this acquisition.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2008, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors, compliance and our corporate governance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this report under the caption "Executive Officers of the Registrant".

Code of Business Conduct and Ethics

As discussed above in “Company Information and Website” in Item 1 of Part I of this Annual Report on Form 10-K, our Code of Business Conduct and Ethics and the Code of Business Conduct and Ethic Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers has been posted on our website. We will post on our website any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics or the Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers  that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

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

*10.6	AVX Nonqualified Supplemental Retirement Plan Amended and Restated effective January 1, 2008 (the AVX Corporation SERP was merged into this plan effective January 1, 2005).
*10.7	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
*10.9	Employment Agreement between AVX Corporation and John S. Gilbertson (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2002).
*10.10	AVX Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
*10.11	AVX Corporation 2004 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
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
10.14
Amendment dated March 31, 2007 to the Disclosure and Option to License Agreement by and between Kyocera Corporation and AVX Corporation. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2007).

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

10.17
Agreement and Plan of Merger, dated as of June 15, 2007, by and among AVX Corporation, Admiral Byrd Acquisition Sub, Inc. and American Technical Ceramics Corp. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by the Company with the SEC on June 25, 2007).

10.18
Disclosure and Option to License Agreement dated April 1, 2008 by and between Kyocera Corporation and AVX Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 25, 2008).

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
Dated: May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Benedict P. Rosen	Chairman of the Board	May 19, 2008
*
Kazuo Inamori	Chairman Emeritus of the Board	May 19, 2008
*
John S. Gilbertson	Chief Executive Officer, President and Director	May 19, 2008
*
Donald B. Christiansen	Director	May 19, 2008
*
Kensuke Itoh	Director	May 19, 2008
*
Makoto Kawamura	Director	May 19, 2008
*
Rodney N. Lanthorne	Director	May 19, 2008
*
Joseph Stach	Director	May 19, 2008
*
David DeCenzo	Director	May 19, 2008
*
Noboru Nakamura	Director	May 19, 2008
*
Yuzo Yamamura	Director	May 19, 2008

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2007	2008
Current assets:
Cash and cash equivalents	$684,382	$568,864
Short-term investments in securities	145,000	50,000
Available-for-sale securities	–	44,790
Accounts receivable - trade	191,106	198,641
Accounts receivable - affiliates	5,059	5,121
Inventories	330,141	421,216
Deferred income taxes	26,941	38,940
Prepaid and other	38,766	49,633
Total current assets	1,421,395	1,377,205
Long-term investments in securities	139,000	108,999
Long-term available-for-sale securities	–	42,666
Property and equipment:
Land	20,543	26,346
Buildings and improvements	276,497	329,486
Machinery and equipment	1,281,985	1,330,493
Construction in progress	14,257	20,940
	1,593,282	1,707,265
Accumulated depreciation	(1,349,409)	(1,390,693)
	243,873	316,572
Goodwill	71,166	159,013
Intangible assets - net	–	95,046
Other assets	24,102	9,577
Total Assets	$1,899,536	$2,109,078

Continues on following page

	March 31,
Liabilities and Stockholders' Equity	2007	2008
Current liabilities:
Accounts payable - trade	$50,903	$66,601
Accounts payable - affiliates	75,786	70,551
Income taxes payable	14,668	10,616
Accrued payroll and benefits	38,965	45,987
Accrued expenses	27,038	26,761
Total current liabilities	207,360	220,516
Pensions	42,037	25,826
Other liabilities	14,860	33,385
Total non-current liabilities	56,897	59,211
Total Liabilities	264,257	279,727
Commitments and contingencies (Notes 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	–	–
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 171,674 and 171,066 shares for 2007 and 2008, respectively
Additional paid-in capital	340,911	342,843
Retained earnings	1,226,283	1,349,349
Accumulated other comprehensive income	128,812	207,350
Treasury stock, at cost,	(62,491)	(71,955)
4,694 and 5,303 shares for 2007 and 2008, respectively
Total Stockholders' Equity	1,635,279	1,829,351
Total Liabilities and Stockholders' Equity	$1,899,536	$2,109,078

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2006	2007	2008
Net sales	$1,333,208	$1,498,495	$1,619,275
Cost of sales	1,125,917	1,201,337	1,328,491
Restructuring charges	–	–	2,421
Gross profit	207,291	297,158	288,363
Selling, general and administrative expenses	111,110	116,482	126,848
In-process research and development charge	–	–	390
Profit from operations	96,181	180,676	161,125
Other income (expense):
Interest income	22,999	40,033	43,226
Interest expense	(1,454)	–	(456)
Other, net	1,894	(3,143)	(530)
Income before income taxes	119,620	217,566	203,365
Provision for income taxes	37,868	63,701	53,892
Net income	$81,752	$153,865	$149,473
Income per share:
Basic	$0.47	$0.89	$0.87
Diluted	$0.47	$0.89	$0.87
Weighted average common shares outstanding:
Basic	172,532	172,047	171,487
Diluted	173,053	172,751	172,065

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2005	172,955	$ 1,764	$(43,802)	$339,358	$1,042,347	$ 99,584	$1,439,251	$ 90,699
Net income					81,752		81,752	81,752
Other comprehensive income (loss)						(36,995)	(36,995)	(36,995)
Dividends of $0.15 per share					(25,862)		(25,862)
Stock option activity	501		6,325	(610)			5,715
Tax benefit of stock
option exercises				36			36
Treasury stock purchased	(1,240)		(15,788)				(15,788)
Balance, March 31, 2006	172,216	$ 1,764	$(53,265)	$ 338,784	$1,098,237	$ 62,589	$1,448,109	$ 44,757
Net income					153,865		153,865	153,865
Other comprehensive Income (loss)						69,080	69,080	69,080
Dividends of $0.15 per share					(25,819)		(25,819)
Stock-based
compensation expense				2,629			2,629
Stock option activity	430		5,581	(1,169)			4,412
Tax benefit of stock option exercises				667			667
Treasury stock purchased	(972)		(14,807)				(14,807)
Adjustment to initially apply SFAS No. 158, net of tax						(2,857)	(2,857)
Balance, March 31, 2007	171,674	$ 1,764	$(62,491)	$ 340,911	$1,226,283	$ 128,812	$1,635,279	$ 222,945
Net income					149,473		149,473	149,473
Other comprehensive income (loss)						78,538	78,538	78,538
Dividends of $0.16 per share					(27,466)		(27,466)
Stock-based compensation expense				2,749			2,749
Adjustment to initally
apply FIN 48					1,059		1,059
Stock option activity	571		7,677	(1,811)			5,866
Tax benefit of stock option exercises				994			994
Treasury stock purchased	(1,179)		(17,141)				(17,141)
Balance, March 31, 2008	171,066	$ 1,764	$(71,955)	$ 342,843	$1,349,349	$ 207,350	$1,829,351	$ 228,011

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2006	2007	2008
Operating Activities:
Net income	$81,752	$153,865	$149,473
Adjustment to reconcile net income to net cash from operating activities, net of business acquired:
Depreciation and amortization	64,966	53,859	55,546
In-process research and development charge	–	–	390
Stock-based compensation expense	–	2,629	2,749
Deferred income taxes	6,572	11,245	5,894
Loss on pro rata distribution of available-for-sale securities	–	–	980
(Gain) Loss on available-for-sale securities	–	–	(1,748)
(Gain) Loss on sale of property, plant & equipment, net of retirements	(910)	(88)	(189)
Changes in operating assets and liabilities:
Accounts receivable	(25,855)	(12,402)	6,320
Inventories	61,948	(6,721)	(23,363)
Accounts payable and accrued expenses	(30,263)	42,998	5,968
Income taxes payable	(740)	6,139	(9,614)
Other assets	3,630	(2,921)	4,840
Other liabilities	(745)	(3,574)	(15,383)
Net cash provided by operating activities	160,355	245,029	181,863
Investing Activities:
Purchases of property and equipment	(41,328)	(51,881)	(70,886)
Purchase of business, net of cash acquired	–	–	(226,107)
Pro rata distribution of available-for-sale securities	–	–	(114,705)
Redemption of available-for-sale securities	–	–	26,461
Purchases of investment securities	(100,000)	(228,000)	(159,000)
Proceeds from sale of investment securities	36,000	238,181	284,000
Proceeds from property, plant & equipment dispositions	437	88	2,261
Other	528	–	–
Net cash used in investing activities	(104,363)	(41,612)	(257,976)
Financing Activities:
Repayment of debt	–	–	(5,367)
Dividends paid	(25,862)	(25,819)	(27,466)
Purchase of treasury stock	(15,788)	(14,807)	(17,141)
Proceeds from exercise of stock options	5,715	4,412	5,866
Excess tax benefit from stock-based payment arrangements	–	667	994
Net cash used in financing activities	(35,935)	(35,547)	(43,114)

Effect of exchange rate on cash	(5,201)	11,186	3,709
Increase (decrease) in cash and cash equivalents	14,856	179,056	(115,518)
Cash and cash equivalents at beginning of period	490,470	505,326	684,382
Cash and cash equivalents at end of period	$505,326	$684,382	$568,864

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2008, Kyocera owned approximately 71% of the Company's outstanding shares of common stock.

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

Investments in Securities:

The Company has long-term and short-term investment securities that are accounted for as held-to-maturity securities and are carried at amortized cost. The Company has the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet. These securities are being accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax, as a separate component of shareholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the Company’s results of operations.

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

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $64,966, $53,859 and $53,542 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

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

Goodwill and Acquired Intangible Assets:

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets".  Pursuant to SFAS 142, goodwill is not amortized, but is tested for impairment at least annually or whenever conditions indicate that such impairment could exist.  The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  The Company's annual goodwill impairment analysis indicated that there was no goodwill impairment for the fiscal years ended March 31, 2006, 2007 or 2008.

Goodwill totaling $85,147 was recorded as a result of the September 25, 2007 acquisition of American Technical Ceramics Corp (“ATC”). This amount represents the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed.

As of the date of acquisition, intangible assets resulting from the merger with ATC were recorded at estimated fair value and are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $2,004 for the fiscal year ended March 31, 2008. These identifiable intangible assets include, but are not limited to, trade name, customer relationships, and developed technologies and are subject to an annual impairment analysis. See Note 10 for information regarding this acquisition.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the provision of FIN 48 effective April 1, 2007. Any accruals for estimated interest and penalties would be recorded as a component of interest expense.

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

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.  For instruments designated as hedges, unrealized gains or losses are reported in other comprehensive income and when realized, are reported in the Company’s results of operations.  Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

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

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales.  In accordance with SFAS 48, the Company records an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  These procedures require the exercise of significant judgments.  The Company believes that these procedures enable it to make reliable estimates of future returns under the stock rotation program.  The Company’s actual results approximate its estimates.  When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  In accordance with Staff Accounting Bulletin No. 104 Topic 13, "Revenue Recognition", at the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  In accordance with SFAS 48, the Company records an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends the Company sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.  These procedures require the exercise of significant judgments.  The Company believes that these procedures enable it to make reliable estimates of future credits under the ship and debit program.  The Company’s actual results approximate its estimates.  At the time the distributor ships the part from stock, the distributor debits the Company for the authorized pricing adjustment.

Special Incentive Programs

The Company may offer special incentive discounts based on amount of product ordered or shipped. In accordance with Staff Accounting Bulletin No. 104 Topic 13, "Revenue Recognition", at the time the Company records sales under these agreements, it provides an allowance for the discounts on the sales for which the customer is eligible to take. The customer then debits the Company for the authorized discount amount.

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

Grants:

The Company receives employment and research grants from various non-U.S. governmental agencies, which are recognized in its results of operations in the period in which the related expenditures are incurred.  Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense.  The grants are generally subject to certain conditions and non-compliance with such conditions could result in repayment of grants.

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and are $10,892, $11,285, and $12,450 for the fiscal years ended March 31, 2006, 2007, and 2008, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2006	2007	2008
Engineering expense:
Cost of sales	$18,437	$16,534	$20,619
Selling general and administrative expense	1,575	1,578	2,396
Total engineering expense	$20,012	$18,112	$23,015

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

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach. Under this method, compensation cost recognized during the fiscal year ended March 31, 2007 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ vesting period, and (b) compensation cost for all options granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized on a straight-line basis over the options’ vesting period.  The Company's policy is to grant stock options with an exercise price equal to the Company’s stock price on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for the Company’s employee stock-based compensation plans for the fiscal year ended March 31, 2006.  For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS 123, is amortized to expense over the vesting period of such awards:

		2006
Net income:
As reported		$81,752
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,151)
Pro forma net income		$78,601

Earnings per share:
Basic - as reported		$0.47
Basic - pro forma		$0.46
Diluted - as reported		$0.47
Diluted - pro forma		$0.45

The Company uses the Black-Scholes option pricing model to determine the fair value of its options at grant date.  See Note 11 for assumptions used.

Treasury Stock:

In April 2001, October 2005 and October 2007, the Company's Board of Directors approved stock repurchase authorizations whereby up to 15,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 972 shares were purchased during the fiscal year ended March 31, 2007 and 1,179 shares were purchased during the fiscal year ended March 31, 2008.  The Company purchased 221 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2008.  As of March 31, 2008, the Company had in treasury 5,303 common shares at a cost of $71,955.  There are 9,008 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

As described in Note 8 below, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective April 1, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

As described in Note 9 below, effective March 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  In accordance with SFAS 159, entities will report unrealized gains and losses for which the tax value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided SFAS 157 provisions are applied.  The Company adopted SFAS 159 as of April 1, 2008 and has determined that the adoption of this statement did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141 (R) if and when a future acquisition occurs; however, the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March, 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on the consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2006, 2007 and 2008:

	2006	2007	2008
Net Income	$81,752	$153,865	$149,473
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	172,532	172,047	171,487
Basic earnings per share	$0.47	$0.89	$0.87
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,532	172,047	171,487
Effect of stock options	521	704	578
Shares used in Computing Diluted EPS (1)	173,053	172,751	172,065
Diluted Income per share	$0.47	$0.89	$0.87

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti dilutive, were 762 shares, 2,828 shares and 3,615 shares for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:
	Years Ended March 31,
	2006	2007	2008
Net income	$81,752	$153,865	$149,473
Other comprehensive income (loss):
Pension liability and other post-retirement benefits adjustment, net of tax	(2,709)	(1,464)	6,677
Foreign currency translation adjustment	(34,560)	69,597	70,909
Foreign currency cash flow hedges	274	947	2,041
Unrealized gain (loss) on available-for-sale securities	–	–	(1,089)
Comprehensive income	$44,757	$222,945	$228,011

The accumulated balance of comprehensive income is as follows:

	Years Ended March 31,
	2006	2007	2008
Pension liability and other post-retirement benefits adjustment, net of tax	$(24,647)	$(31,825)	$(22,291)
Foreign currency translation adjustment	87,331	156,929	227,838
Foreign currency cash flow hedges	(95)	851	2,892
Unrealized gain (loss) on available-for-sale securities	–	–	(1,089)
Adjustment to initially apply SFAS 158, (net of tax in the amount of $1,299)	–	2,857	–
Balance at end of period	$62,589	$128,812	$207,350

4.	Restructuring Activities:

During the first half of the fiscal year ended March 31, 2008, restructuring plans were developed to reduce the workforce in certain European locations to realign the Company’s production capabilities. All one-time termination benefits have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company has recorded termination benefit charges of $2,421 related to this reduction in workforce for the fiscal year ended March 31, 2008, all of which has been paid. The restructuring charges cover the termination of 106 employees.

5.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2007	2008
Trade	$213,869	$222,138
Less:
Allowances for doubtful accounts	1,705	1,303
Ship from stock and debit and stock rotation	11,918	12,941
Sales returns and discounts	9,140	9,253
Total allowances	22,763	23,497
	$191,106	$198,641

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2006	2007	2008
Allowances for doubtful accounts:
Beginning Balance	$3,426	$1,772	$1,705
Charges and adjustments to charges	21	–	(402)
Applications	(1,575)	(125)	(15)
Translation and other	(100)	58	15
Ending Balance	$1,772	$1,705	$1,303

Ship from stock and debit and stock rotation:
Beginning Balance	$18,174	$14,292	$11,918
Charges	37,543	38,124	42,979
Applications	(41,374)	(40,609)	(41,977)
Translation and other	(51)	111	21
Ending Balance	$14,292	$11,918	$12,941

Activity for the fiscal years ended March 31,	2006	2007	2008
Sales returns and discounts:
Beginning Balance	$11,043	$8,496	$9,140
Charges	20,524	27,345	28,080
Applications	(23,557)	(26,909)	(28,022)
Translation and other	486	208	55
Ending Balance	$8,496	$9,140	$9,253

6.	Inventories:

Inventories at March 31 consisted of:	2007	2008
Finished goods	$100,266	$119,433
Work in process	98,147	111,748
Raw materials and supplies	131,728	190,035
	$330,141	$421,216

7.	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, and cash equivalents, securities investments and trade accounts receivable.  The Company places its cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2008, the Company believes that its credit risk exposure is not significant.

At March 31, 2007 all investments in debt securities and time deposits held by the Company were classified as held-to-maturity.  As of March 31, 2008 investments in debt securities and time deposits held by the Company were classified either as held-to-maturity or available-for-sale.

Investments in held-to-maturity securities, recorded at amortized cost were as follows at March 31:

	2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$145,000	$–	$(407)	$144,593
Long-term investments:
U.S. government and agency securities	139,000	–	(142)	138,858
	$284,000	$–	$(549)	$283,451

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$50,000	$227	$–	$50,227
Long-term investments:
U.S. government and agency securities	108,999	628	–	109,627
	$158,999	$855	$–	$159,854

The fair values were estimated based on quoted market prices or pricing models using current market rates.

The amortized cost and estimated fair value of held-to-maturity at March 31, 2008, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,000	$50,227
Due after one year through five years	108,999	109,627
Total	$158,999	$159,854

On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet. These securities are being accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  At the time of the pro rata distribution, a loss of $980 was charged to the results of operations for the difference between the Company’s cost basis in the money market investment account and the fair value of the underlying securities.

Investments in available-for-sale securities, recorded at fair market value, were as follows at March 31:

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Foreign and corporate bonds and other	$41,033	$11	$(470)	$40,574
Asset and mortgage backed securities	47,978	22	(1,118)	46,882
	$89,011	$33	$(1,588)	$87,456

The fair values were estimated based on quoted market prices or pricing models using current market rates.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2008 are shown below. The maturities shown below are based on expected future cash flows. Estimated future cash flow periods may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. Available-for-sale securities have contractual maturities due in one year or less through fifty years.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,588	$44,790
Due after one year through five years	42,842	42,095
Due after five years through ten years	581	571
Total	$89,011	$87,456

8.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

Years Ended March 31,	2006	2007	2008
Domestic	$58,133	$90,275	$68,893
Foreign	61,487	127,291	134,472
	$119,620	$217,566	$203,365

The provision (benefit) for income taxes consisted of:

Years Ended March 31,	2006	2007	2008
Current:
Federal/State	$24,960	$31,520	$35,255
Foreign	6,337	20,936	20,678
	31,297	52,456	55,933
Deferred:
Federal/State	(1,080)	2,609	(11,267)
Foreign	7,651	8,636	9,226
	6,571	11,245	(2,041)
	$37,868	$63,701	$53,892

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2007		2008
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,673	$91	$10,063	$116
Inventory reserves	5,935	11	11,176	15
Accrued expenses	13,880	–	22,431	11
Net operating loss and tax credit carry forwards	216	–	96	–
Sub total	29,704	102	43,766	142
Less valuation allowances	(2,661)	–	(4,684)	–
Total Current	$27,043	$102	$39,082	$142

Non-current:
Tax over book depreciation / amortization	$19,476	$1,351	$20,890	$28,645
Deduction of foreign branch losses	–	46,387	–	38,618
Pension obligations	13,166	–	9,353	–
Other, net	4,356	4,375	2,260	4,168
Net operating loss and tax credit carry forwards	109,123	–	105,482	–
Sub total	146,121	52,113	137,985	71,431
Less valuation allowances	(78,988)	–	(77,785)	–
Total Non-current	$67,133	$52,113	$60,200	$71,431

Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2006	2007	2008
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.5	(0.1)	1.0
Effect of foreign operations	(4.8)	(6.6)	(8.6)
Change in valuation allowance	1.5	0.1	0.4
Settlement of certain income tax exposures	(2.8)	–	–
Foreign branch losses not subject to recapture	–	(1.5)	(3.9)
Other, net	2.3	2.4	2.6
Effective tax rate	31.7%	29.3%	26.5%

At March 31, 2008, certain of the Company's foreign subsidiaries in Brazil, China, France, Korea, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carry forwards totaling approximately $320,261 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China, Korea, and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased $180 and $819 during the years ended March 31, 2007 and 2008, respectively, as a result of increases in the net operating losses of the subsidiaries in the countries mentioned above.

The Company has recorded deferred tax liabilities of $46,387 and $38,618 at March 31, 2007 and 2008, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company in its U.S. income tax returns.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $7,849 of deferred tax liabilities resulting from certain of the Company’s foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 years to 5 years.  The Company estimates a further reduction in deferred tax liabilities of $8,502, $16,626 and $3,582 over the next three fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.

At the present time, the Company expects that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2007 and 2008 would have been approximately $100,250 and $110,700, respectively.

Income taxes paid totaled $31,774, $47,346 and $58,167 during the years ended March 31, 2006, 2007 and 2008, respectively.

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

The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease within the next 12 months.  For its more significant locations, the Company is subject to income tax examinations for the year 2002 and for the years 2005 and forward in the United States, 2005 and forward in Singapore, 2002 and forward in Hong Kong, and 2002 and forward in the United Kingdom.

The Company adopted the provisions of FIN 48 effective April 1, 2007. The cumulative effect of the change in retained earnings as of the date of adoption, which represents the difference between the net amount of assets and liabilities recognized in the Company’s consolidated balance sheet prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48, is an increase of approximately $1,100. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefit is as follows:

Balance at April 1, 2007	$4,503
Additions for tax positions of prior years	432
Reductions for tax positions of prior years	(428)
Balance at March 31, 2008	$4,507

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. As of the adoption date, the Company had accrued interest and penalties related to unrecognized tax benefits of $240. As of March 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $292. During the year ended March 31, 2008, the Company recognized approximately $52 in interest and penalties.

The amount of unrecognized tax benefits recorded on the Company’s balance sheet that if recognized would affect the effective tax rate, is approximately $5,500 and $4,500 at the date of adoption and at March 31, 2008, respectively.  This amount excludes the accrual for estimated interest and penalties discussed above.

9.	Employee Retirement Plans:

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adjustment to its pension liability due to the change in the funded status of its plans was to increase recorded pension liabilities by $2,175 during the fiscal year ended March 31, 2007, and to decrease recorded pension liabilities by $15,717 during the fiscal year ended March 31, 2008.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures in accordance with this standard as of its fiscal year ending March 31, 2007. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. We are currently evaluating what methods to use and the impact of the remeasurement date on the consolidated financial statements.

The following table shows the incremental effect of applying SFAS 158 at March 31, 2007 on the consolidated balance sheet line items listed below. These adjustments had no effect on the Company’s results of operations or statement of cash flows for the fiscal year ended March 31, 2007.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred tax asset (1)	$11,867	$1,299	$13,166
Other non-current assets	100	(100)	–
Total Assets	11,967	1,199	13,166

Non-current pensions liability	41,914	123	42,037
Accumulated other comprehensive income (1)	(26,109)	(2,857)	(28,966)
Total liabilities and stockholders' equity	$15,805	$(2,734)	$13,071

(1)	Amounts relate only to pension plans.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2007 and 2008 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2007	2008	2007	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$ 30,236	$ 29,705	$ 115,432	$ 137,454
Service cost	426	442	1,493	1,722
Interest cost	1,635	1,693	6,053	6,694
Plan participants' contributions	–	–	834	–
Actuarial loss (gain)	(776)	(732)	2,985	(9,608)
Benefits paid	(1,816)	(1,864)	(3,849)	(6,086)
Foreign currency exchange rate changes	–	–	14,506	5,346
Benefit obligation at end of year	29,705	29,244	137,454	135,522
Change in plan assets:
Fair value of plan assets at beginning of year	22,453	24,519	79,883	100,603
Actual return on assets	2,079	1,879	6,230	6,327
Employer contributions	1,802	3,157	7,559	6,998
Plan participants' contributions	–	–	834	749
Benefits paid	(1,815)	(1,864)	(3,849)	(6,086)
Foreign currency exchange rate changes	–	–	9,946	2,164
Fair value of plan assets at end of year	24,519	27,691	100,603	110,755
Funded status	$ (5,186)	$ (1,553)	$ (36,851)	$ (24,767)

The accumulated benefit obligation at March 31, 2007 and 2008 was $165,335 and $162,097, respectively.

The Company's assumptions used in determining the pension assets (liabilities) were as follows:

	March 31,
	2007	2008
Assumptions:
Discount rates	4.40-5.75%	5.50-6.25%
Increase in compensation	3.40%	3.90%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2008 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2008.

	Year Ended March 31,
	U.S. Plans	International Plans
	2008	2008
Beginning balance	$5,704	$36,428
Net gain incurred during the year	(701)	(9,387)
Amortization of net loss	(240)	(1,560)
Amortization of prior service cost	(22)	(20)
Exchange	–	998
	$4,741	$26,459

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2008) are as follows:

Years Ended March 31,
	U.S. Plans		International Plans
	2007 (1)	2008 (2)	2007 (1)	2008 (2)
Unrecognized net actuarial loss	$ 3,867	$ 2,905	$ 25,031	$ 19,051
Unamortized prior service cost	55	58	13	–
	$ 3,922	$ 2,963	$ 25,044	$ 19,051

(1) Amounts in accumulated comprehensive income as of March 31, 2007 are net of $1,782 and $11,384 of tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in accumulated comprehensive income as of March 31, 2008 are net of $1,778 and $7,408 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2008 balance of unrecognized net actuarial losses and unamortized prior service costs expected to be amortized in fiscal 2009 is $127 for the U.S. Plans and $1,206 for the International Plans, respectively.  The March 31, 2008 balance of unamortized prior service cost expected to be amortized in fiscal 2009 is $18 for the U.S. Plans.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2006	2007	2008
Service cost	$1,396	$1,919	$2,164
Interest cost	6,849	7,688	8,387
Expected return on plan assets	(5,959)	(7,167)	(8,458)
Amortization of prior service cost	129	152	42
Recognized actuarial loss	1,444	1,749	1,800
Net periodic pension cost	$3,859	$4,341	$3,935

The Company's assumptions used in determining the net periodic pension expense were as follows:

	March 31,
	2006	2007	2008
Assumptions:
Discount rates	4.50-5.75%	4.25-5.50%	4.50-5.80%
Increase in compensation	1.25-3.25%	3.00%	3.90%
Expected long-term rate of return on plan assets	6.30-8.00%	6.40-7.50%	6.60-7.50%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets.  To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates increased 0.30% from March 31, 2007 to March 31, 2008.

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

The Company's pension plans' weighted average asset allocations at March 31, 2007 and 2008, by asset category are as follows:

	March 31, 2007		March 31, 2008
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	52%	61%	48%	50%
Debt securities	37%	39%	44%	49%
Other	11%	–	8%	1%
Total	100%	100%	100%	100%

The Company makes contributions to its defined benefit plans as required under various pension funding regulations.  Accordingly, the Company expects to make contributions of approximately $6,486 to the international plans and $1,172 to the U.S. plans in fiscal 2009 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2009	$1,463	$4,693
2010	1,524	4,957
2011	1,591	5,246
2012	1,686	5,552
2013	1,777	5,895
2014-2018	10,884	35,236

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year.  The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2006, 2007 and 2008 were approximately $5,331, $5,974 and $6,406, respectively.

In addition, the Company sponsors nonqualified deferred compensation programs, which permit certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by the Company.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2007 and 2008 of $7,850 and $8,274, respectively, is included as an asset and a liability of the Company in the accompanying balance sheet because the trust’s assets are available to the Company's general creditors in the event of the Company's insolvency.

10.	Acquisition:

On September 25, 2007, the Company acquired by merger all of the outstanding capital stock of American Technical Ceramics Corp. (“ATC’) in exchange for $234,091, in cash, including related acquisition costs. ATC designs, develops, manufactures and markets electronic components, including ceramic multilayer capacitors and custom thin film circuits. ATC's products are used in a broad range of commercial and military applications, including wireless infrastructure, fiber optics, medical electronics, semiconductor manufacturing equipment and satellite equipment. ATC has manufacturing facilities, research and development and sales offices in New York, manufacturing facilities in Florida, and sales offices in Sweden and China.

The Company has used the purchase method of accounting to record the acquisition in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS 141”), “Business Combinations”. In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill. As of September 30, 2007, the allocation of the purchase price was prepared based on preliminary estimates of fair values. The initial estimated purchase price allocation was revised as of March 31, 2008 resulting in an increase to goodwill of $7,691 as reflected in the table below. The results of operations for ATC are included in the accompanying Consolidated Statement of Operations since the acquisition date.

Assets and Liabilities Acquired
Accounts receivable	$12,818
Inventory	29,360
Other current assets and liabilities	11,517
Working capital	$53,695
Property and equipment	31,825
Intangible assets	97,440
Other assets	–
Long-term debt	(4,803)
Deferred taxes	(29,213)
Total identified assets and liabilities	$148,944
Purchase price	$234,091
Goodwill	$85,147

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(1,416)
Developed technology and other	12,050	(588)
Total	$63,050	$(2,004)

Gross Carrying Amount
Unamortized intangible assets:
Trade name and trademarks	$34,000
Total	$34,000

Estimated amortization expense for the next five years is as follows:

Years ended March 31,	Estimated Amortization Expense
2009	$4,458
2010	4,308
2011	4,299
2012	4,291
2013	4,291

For the Company’s segment reporting, ATC will be reported in the Advanced Component product group in the Passive Component segment. Goodwill associated with the acquisition has been allocated to the Passive Component reporting unit.

11.	Stock Based Compensation:

The Company has four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan the Company may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, the Company may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 14,697 as of March 31, 2008.

Activity under the Company’s stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value

Outstanding at March 31, 2007	4,821	$15.14
Options granted	616	17.55
Options exercised	(571)	10.28		$3,291
Options cancelled/forfeited	(37)	18.89
Outstanding at March 31, 2008	4,829	$15.99	5.13	$(15,381)

Exercisable at March 31, 2008	3,498	$16.17	3.95	$(11,755)

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $1,064, $2,762 and $3,291 for fiscal years ended March 31, 2006, 2007 and 2008, respectively.

Unvested share activity under the Company’s stock options plans for March 31, 2008 is summarized as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2007	1,257	$5.39
Options granted	616	5.63
Options forfeited	(14)	5.40
Options vested	(528)	5.84
Unvested balance at March 31, 2008	1,331	$5.51

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $3,712 and $4,029 as of March 31, 2007 and 2008, respectively. The total aggregate fair value of options vested is $4,402, $3,957 and $3,084 for fiscal years ended March 31, 2006, 2007 and 2008, respectively.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $4.91, $5.44 and $5.63 per option during fiscal years ended March 31, 2006, 2007 and 2008, respectively.  The condensed consolidated statement of operations includes $2,348, net of $401 of tax benefit, in stock-based compensation expense for fiscal 2008.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  The Company estimated volatility by considering the Company’s historical stock volatility.  The Company calculated the dividend yield based on historical dividends paid.  In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2008 was 6.4%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	2006	2007	2008
	Grants	Grants	Grants
Expected life (years)	4	5	5
Interest rate	4.00%	4.90%	4.53%
Volatility	55.74%	35.25%	32.51%
Dividend yield	1.31%	0.98%	0.88%

Options exercised under the Company’s stock option plans are issued from the Company’s treasury shares.  As of March 31, 2008, the Company has 9,008 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  The Company purchased 972 shares at a cost of $14,807 during fiscal 2007 and 1,179 shares at a cost of $17,141 during fiscal 2008.

12.	Commitments and Contingencies:

At March 31, 2008, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $14,968.

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2008, were as follows:

Years ended March 31,
2009	$6,382
2010	4,556
2011	2,276
2012	1,230
2013	1,029
Thereafter	2,607

Rental expense for operating leases was $8,379, $8,739 and $9,055 for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

On March 8, 2004, AVX filed an action in U.S. District Court for the District of Massachusetts against Cabot Corporation (“Cabot”) alleging certain violations of the federal antitrust laws. In essence, AVX asserts that Cabot tied the sale of certain tantalum products to the sale of other patented tantalum products in violation of the Sherman Anti-Trust Act.  AVX seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  The case is currently pending.

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

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2008, the Company did not have any of these delivery contracts outstanding.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  The Company continues to monitor these actions and proceedings and to vigorously defend its interests.  The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site.  The Company also operates on sites that may have potential future environmental issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs.  These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party.  The Company currently has reserves for current remediation, compliance and legal cost totaling $3,012 at March 31, 2008 related to these matters.  Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, except for matters discussed below, management believes that it has adequate reserves with respect to the current activities related to these matters.

In July 2007, the Company received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318,500. The Company has not yet completed an investigation of the monies spent or its available defenses in light of the notification. The Company has also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the EPA indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  The Company anticipates further discussions with the U.S. Department of Justice, the EPA and the Commonwealth of Massachusetts. The Company is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the site.  The potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973. The Company has investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, the Company provided a written response to the EPA, denying liability. On April 3, 2008, the EPA indicated that the proposed plan of remediation has been modified, and that its provisional estimate of future costs for such remediation is $14,300. The Company anticipates further discussions with the EPA.  The potential impact on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. The Company intends to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage has not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

The Company also operates on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though the Company may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require the Company to address such issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts its reserve for its projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

The Company has an employment agreement with its Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement from the Company.

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

The Company primarily uses forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies.  The Company’s derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. During fiscal 2007 and 2008, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. For the fiscal years ended March 31, 2007 and 2008, the net gain (loss) recognized in other income and expense in the accompanying consolidated statements of operations was $(3,086) and $1,506, respectively.

For the fiscal years ended March 31, 2007 and 2008, the Company had net outstanding foreign exchange contracts totaling $427,932 and $544,561, respectively.

14.	Transactions With Affiliate:

The Company's business includes certain transactions with its parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Years Ended March 31,
	2006	2007	2008
Sales:
Product and equipment sales to affiliates	$21,562	$21,813	$30,755
Subcontracting activities	1,790	1,601	1,080
Commissions received	149	71	–
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	391,019	470,166	517,185
Other:
Dividends paid	18,270	18,270	19,488

15.	Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company is organized into a product line organization with five main product groups.  In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has three reportable segments: Passive Components, KED Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, resistive products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,

	2006	2007	2008
Net sales:
Passive components	$827,262	$891,435	$958,166
KED Resale	427,539	509,768	554,717
Connectors	78,407	97,292	106,392
Total	$1,333,208	$1,498,495	$1,619,275

Operating profit (loss):
Passive components	$95,515	$175,276	$154,816
KED Resale	32,713	40,633	41,750
Connectors	6,393	7,301	8,809
Research & development	(10,892)	(11,285)	(12,450)
Corporate administration	(27,548)	(31,249)	(31,800)
Total	$96,181	$180,676	$161,125

Depreciation and amortization:
Passive components	$57,272	$45,049	$45,052
KED Resale	612	863	742
Connectors	4,638	6,038	5,964
Research & development	1,114	886	759
Corporate administration	1,330	1,023	3,029
Total	$64,966	$53,859	$55,546

	2006	2007	2008
Assets:
Passive components	$471,991	$498,343	$755,897
KED Resale	31,347	39,943	48,024
Connectors	34,156	44,913	55,928
Research & development	6,747	7,133	6,797
Cash, A/R and S/T and L/T investments	976,773	1,164,547	1,019,081
Goodwill - Passive components	59,206	60,889	148,736
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	84,711	73,491	64,338
Total	$1,675,208	$1,899,536	$2,109,078

Capital expenditures:
Passive components	$34,899	$45,822	$64,178
KED Resale	136	288	65
Connectors	5,889	4,289	5,524
Research & development	331	1,369	1,040
Corporate administration	73	113	79
Total	$41,328	$51,881	$70,886

No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2006, 2007 or 2008.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.

	Years Ended March 31,
	2006	2007	2008
Net sales:
Americas	$418,056	$439,695	$435,484
Europe	311,078	343,162	382,137
Asia	604,074	715,638	801,654
Total	$1,333,208	$1,498,495	$1,619,275

Property, plant and equipment, net:
Americas	$80,324	$84,513	$134,199
Europe	121,889	124,565	145,956
Asia	30,737	34,795	36,417
Total	$232,950	$243,873	$316,572

16.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2007 and 2008 is as follows:

	First Quarter		Second Quarter
	2007	2008	2007	2008
Net sales	$366,408	$383,158	$374,648	$400,706
Gross profit	75,327	74,725	77,891	68,789
Net income	36,233	39,159	38,785	37,441
Basic earnings per share	0.21	0.23	0.23	0.22
Diluted earnings per share	0.21	0.23	0.22	0.22

	Third Quarter		Fourth Quarter
	2007	2008	2007	2008
Net sales	$378,088	$429,542	$379,351	$405,869
Gross profit	72,595	73,806	71,345	71,043
Net income	35,827	37,019	43,020	35,854
Basic earnings per share	0.21	0.22	0.25	0.21
Diluted earnings per share	0.21	0.22	0.25	0.21

17.	Subsequent Event:

On May 7, 2008, the Board of Directors of the Company declared a $.04 dividend per share of common stock with respect to the quarter ended March 31, 2008, payable on June 6, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective April 1, 2006 and the manner in which it accounts for uncertainty in income taxes effective April 1, 2007.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded American Technical Ceramics ("ATC") from its assessment of internal control over financial reporting as of March 31, 2008 because it was acquired by the Company in a purchase business combination during September 2007.  We have also excluded ATC from our audit of internal control over financial reporting.  ATC is a wholly-owned subsidiary whose total assets and total revenues represent approximately $281.0 million and $49.8 million respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2008.
PricewaterhouseCoopers LLP
Atlanta, Georgia
May 19, 2008