Form 10-K
period 2008-06-30
AVX CORP
filed 2008-08-04
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, par value $0.01 per share	170,862,303

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

ASSETS	March 31,	June 30,
Current assets:	2008	2008
Cash and cash equivalents	$568,864	$561,885
Short-term investments in securities	50,000	-
Available-for-sale securities	44,790	45,005
Accounts receivable - trade	198,641	204,285
Accounts receivable - affiliates	5,121	2,820
Inventories	421,216	430,559
Deferred income taxes	38,940	39,464
Prepaid and other	49,633	47,134
Total current assets	1,377,205	1,331,152
Long-term investments in securities	108,999	169,001
Long-term available-for-sale securities	42,666	31,326
Property and equipment	1,707,265	1,730,524
Accumulated depreciation	(1,390,693)	(1,410,057)
	316,572	320,467
Goodwill	159,013	165,117
Intangible assets - net	95,046	93,932
Other assets	9,577	9,507
Total Assets	$2,109,078	$2,120,502
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$66,601	$61,062
Accounts payable - affiliates	70,551	66,937
Income taxes payable	10,616	13,718
Accrued payroll and benefits	45,987	43,421
Accrued expenses	26,761	23,926
Total current liabilities	220,516	209,064
Other liabilities	59,211	58,044
Total Liabilities	279,727	267,108
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	342,843	343,107
Retained earnings	1,349,349	1,372,833
Accumulated other comprehensive income	207,350	209,850
Treasury stock, at cost:	(71,955)	(74,160)
5,303 and 5,474 shares at March 31 and June 30, 2008, respectively
Total Stockholders' Equity	1,829,351	1,853,394
Total Liabilities and Stockholders' Equity	$2,109,078	$2,120,502

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2007	2008
Net sales	$383,158	$396,889
Cost of sales	308,433	333,458
Restructuring Charges	-	1,279
Gross profit	74,725	62,152
Selling, general and administrative expenses	30,568	34,149
Restructuring Charges	-	12
Other operating income	-	(4,051)
Profit from operations	44,157	32,042
Other income (expense):
Interest income	12,082	6,620
Interest expense	(242)	(110)
Other, net	(844)	1,866
Income before income taxes	55,153	40,418
Provision for income taxes	15,994	9,413
Net income	$39,159	$31,005
Income per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18
Weighted average common shares outstanding:
Basic	171,797	170,976
Diluted	172,587	171,292

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Three Months Ended June 30,
	2007	2008
Operating Activities:
Net income	$39,159	$31,005
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,036	16,025
Stock-based compensation expense	732	622
Deferred income taxes	2,687	7
(Gain) Loss on available-for-sale securities	-	(37)
(Gain) Loss on property, plant & equipment, net of retirements	-	(3,831)
Changes in operating assets and liabilities:
Accounts receivable	(2,501)	(3,807)
Inventories	(5,380)	(4,471)
Accounts payable and accrued expenses	(8,475)	(15,583)
Income taxes payable	6,149	3,128
Other assets	(3,158)	(253)
Other liabilities	(2,146)	(5,630)
Net cash provided by (used in) operating activities	39,103	17,175

Investing Activities:
Purchases of property and equipment	(13,673)	(14,693)
Purchases of investment securities	(59,000)	(89,002)
Sales and redemptions of available-for-sale securities	-	11,736
Sales and redemptions of investment securities	114,000	79,000
Proceeds from property, plant & equipment dispositions	-	5,478
Contingent consideration for a prior acquisition	-	(6,201)
Other investing activities	-	134
Net cash provided by (used in) investing activities	41,327	(13,548)

Financing Activities:
Dividends paid	(6,871)	(6,844)
Purchase of treasury stock	-	(3,391)
Proceeds from exercise of stock options	2,442	700
Excess tax benefit from stock-based payment arrangements	417	128
Net cash provided by (used in) financing activities	(4,012)	(9,407)

Effect of exchange rate on cash	2,584	(1,199)

Increase (decrease) in cash and cash equivalents	79,002	(6,979)

Cash and cash equivalents at beginning of period	684,382	568,864

Cash and cash equivalents at end of period	$763,384	$561,885

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the three month period ended June 30, 2008, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  The Company adopted these provisions of SFAS 157 effective April 1, 2008. The related disclosures are included in Note 4.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of these provisions of SFAS 157 to have a material impact on its consolidated financial statements.

As described in Note 10 below, effective March 31, 2007, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company adopted the measurement date provisions of SFAS 158 effective April 1, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this statement as of April 1, 2008 and has elected not to apply the fair value accounting option to any of its applicable financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination, 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments, how they are accounted for under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

 In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is assessing the potential impact of adoption on its consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended June 30,
	2007	2008
Net Income	$39,159	$31,005
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	171,797	170,976
Basic earnings per share	$0.23	$0.18
Computation of Diluted EPS:
Weighted Average Shares Outstanding	171,797	170,976
Effect of stock options	790	316
Shares used in computing Diluted EPS (1)	172,587	171,292
Diluted Income per share	$0.23	$0.18

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,779 shares and 4,775 shares for the three months ended June 30, 2007 and 2008, respectively.

3.	Trade Accounts Receivable:

	March 31, 2008	June 30, 2008
Gross Accounts Receivable - Trade	$222,138	$228,205
Less:
Allowances for doubtful accounts	1,303	1,386
Stock rotation and ship from stock and debit	12,941	13,528
Sales returns and discounts	9,253	9,006
Total allowances	23,497	23,920
Net Accounts Receivable - Trade	$198,641	$204,285

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2007	2008
Allowances for doubtful accounts:
Beginning Balance	$1,705	$1,303
Charges	-	36
Applications	(75)	52
Translation and other	13	(5)
Ending Balance	$1,643	$1,386

Stock rotation and ship from stock and debit:
Beginning Balance	11,918	12,941
Charges	10,824	10,478
Applications	(9,677)	(9,888)
Translation and other	17	(3)
Ending Balance	$13,082	$13,528

Sales returns and discounts:
Beginning Balance	9,140	9,253
Charges	8,488	6,282
Applications	(7,816)	(6,509)
Translation and other	17	(20)
Ending Balance	$9,829	$9,006

4.	Fair Value:

Fair Value Hierarchy:

The fair value framework described in SFAS 157 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

▪	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

▪
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets (Liabilities) Measured at Fair Value on a Recurring Basis:

		Based on
	Fair Value at June 30, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - ST	$ 45,005	$ 37	$ 36,977	$ 7,991
Available-for-sale marketable securities - LT	31,326	-	25,759	5,567
Assets held in the non-qualified deferred compensation program(1)	8,390	8,390	-	-
Foreign currency derivatives(2)	2,753	-	2,753	-
Total	$ 87,474	$ 8,427	$ 65,489	$ 13,558

Based on
	Fair Value at June 30, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 8,390	$ 8,390	$ -	$ -
Total	$ 8,390	$ 8,390	$ -	$ -

(1) The market value of the assets held in the trust is included as an asset and a liability of the Company because the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the June 30, 2008 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges under SFAS 133 are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges under SFAS 133 are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2008.

Available-for-sale marketable securities
Balance, beginning of period	$ 14,364
Realized and unrealized gains/(losses) included in earnings	-
Unrealized gains/(losses) included in comprehensive income	(806)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, end of period	$ 13,558

Valuation Techniques:

To appropriately assign fair value to assets and liabilities, SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The following describes valuation techniques used to appropriately value the Company’s available-for-sale securities and derivatives.

Investment Securities

Assets valued using Level 1 inputs in the table above represent 1) cash equivalents that are a part of the Company’s investment in a portfolio classified on the consolidated balance sheet as available-for-sale and 2) assets from the Company’s non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

Assets valued using Level 2 inputs in the table above represent a portfolio including certificate of deposits, foreign bonds, corporate bonds, asset backed obligations and mortgage-backed securities. Valuation inputs used include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Assets valued using Level 3 inputs in the table above represent a portfolio including corporate bonds, asset backed obligations and mortgage-backed securities. Unobservable inputs for valuation are based on a third party pricing vendor using valuation inputs described above for Level 2 and then adjusted based on the best economic and industry information available in the circumstances.

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At June 30, 2008, all of the Company’s forward contracts have been designated as Level 2 measurements in the SFAS 157 hierarchy.

5.	Inventories:

	March 31, 2008	June 30, 2008
Finished goods	$119,433	$121,575
Work in process	111,748	109,995
Raw materials and supplies	190,035	198,989
	$421,216	$430,559

6.	Stock-Based Compensation:

In May 2008, the Company granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $3.55 and $13.15, respectively.

7.	Commitments and Contingencies:

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

The Company is involved in disputes, warranty, and legal proceedings arising in the normal course of business.  While the Company cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, the Company cannot be certain of the eventual outcome and any adverse results in these or other matters that may arise from time to time that may harm its financial position, results of operations, or cash flows.

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2008, the Company did not have any of these delivery contracts outstanding.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  The Company continues to monitor these actions and proceedings and to vigorously defend its interests.  The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site.  The Company also operates on sites that may have potential future environmental issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs.  These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party.  The Company currently has reserves for current remediation, compliance and legal cost totaling $2,318 at June 30, 2008 related to these matters.  Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, except for matters discussed below, management believes that it has adequate reserves with respect to the current activities related to these matters.

In July 2007, the Company received oral notification from the U.S. Department of Justice, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318,500. The Company has not yet completed an investigation of the monies spent or its available defenses in light of the notification.  The Company has also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the U.S. Department of Justice indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  The Company met with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts most recently in June 2008, and toured the harbor area in July 2008.  At those meetings, the EPA described the ongoing remediation activity, and potential changes to such remediation.  The EPA indicated that the timing and ultimate cost of the remediation depends on the level of annual funding available, and the effectiveness of various remediation methods.  The Company anticipates further discussions with the U.S. Department of Justice, the EPA and the Commonwealth of Massachusetts.  The Company is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the site.  The potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973. The Company has investigated the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, the Company provided a written response to the EPA, denying liability.  On April 3, 2008, the EPA indicated that the proposed plan of remediation has been modified, and that its provisional estimate of future costs for such remediation is $14,300.  The Company is cooperating with the EPA, the Commonwealth of Massachusetts, and the City of New Bedford in discussions regarding the potential remediation actions that could be considered, and the potential responsibilities that each party could assume, although no conclusions or agreements have been reached.  The Company anticipates further discussions with the EPA, the Commonwealth of Massachusetts, and the City of New Bedford.  The potential impact on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination.  One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc.  At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.  With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage has not been able to determine what measures may have to be undertaken or the likely costs of any such measures.  Accordingly, the potential impact of any of the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

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

8.	Comprehensive Income:

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income, pension liability adjustments, deferred gains and losses resulting from foreign currency translation adjustments, qualified foreign currency cash flow hedges and unrealized gains and losses on available-for-sale securities.

Comprehensive income includes the following components:

	Three Months Ended June 30,
	2007	2008
Net income	$39,159	$31,005
Other comprehensive income:
Pension liability adjustment, net of tax	426	486
Foreign currency translation adjustment	8,119	6,105
Foreign currency cash flow hedges	(1,362)	(3,961)
Unrealized gain (loss) on available-for-sale securities	-	(130)
Comprehensive income	$46,342	$33,505

9.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended June 30,
	2007	2008
Net sales:
Passive Components	$226,426	$249,155
KED Resale	131,154	117,304
Connectors	25,578	30,430
Total	$383,158	$396,889

	Three Months Ended June 30,
	2007	2008
Operating profit:
Passive Components	$47,150	$33,121
KED Resale	11,479	4,431
Connectors	2,293	1,877
Research & development	(2,864)	(2,933)
Corporate administration	(13,901)	(4,454)
Total	$44,157	$32,042

	March 31, 2008	June 30, 2008
Assets:
Passive Components	$755,897	$749,287
KED Resale	48,024	49,743
Connectors	55,928	55,727
Research & development	6,797	7,569
Cash, A/R and investments in securities	1,019,081	1,014,322
Goodwill - Passive components	148,736	154,840
Goodwill - Connectors	10,277	10,277
Corporate administration	64,338	78,737
Total	$2,109,078	$2,120,502

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2007	2008
Net sales:
Americas	$102,633	$113,008
Europe	92,628	110,459
Asia	187,897	173,422
Total	$383,158	$396,889

10.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2007 and 2008 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008
Service cost	$107	$111	$373	$308
Interest cost	409	451	1,513	1,809
Expected return on plan assets	(426)	(504)	(1,366)	(1,771)
Amortization of prior service cost	21	16	17	-
Recognized actuarial loss	66	27	371	234
Net periodic pension cost	$177	$101	$908	$580

As described in Note 1 Critical Accounting Policies and Estimates: New Accounting Standards, effective April 1, 2008, the Company adopted the measurement date provision of SFAS 158.  In accordance with this statement, the Company has changed the measurement date of the assets in the Company’s defined benefit plans to March 31 from December 31.  As a result of the adoption, the Company recognized adjustments of $680 and $278 to beginning retained earnings as of April 1, 2008 and to other comprehensive income, respectively.

Based on current actuarial computations during the quarter ended June 30, 2008, the Company made contributions of $293 to the U.S. plans, and $1,663 to the international plans, respectively. The Company expects to make additional contributions of approximately $879 and $4,823 to the U.S. plans and to the international plans, respectively, over the remainder of fiscal 2009.

11.	Restructuring:

During the quarter ended June 30, 2008 restructuring plans were developed and implemented. Related restructuring charges have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recorded termination benefit charges of $1,291 related to workforce reductions during the quarter ended June 30, 2008. The restructuring charges cover the termination of 69 employees. The Company expects additional restructuring charges; however the amounts can not be reasonably estimated at this time. Of the total charges, $888 was paid out during the quarter ended June 30, 2008 and the remainder is expected be paid out by the end of the quarter ending September 30, 2008.

12.	Subsequent Event:

On July 23, 2008, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended June 30, 2008.  The dividend will be paid to stockholders of record on August 1, 2008 and will be disbursed on August 15, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2009, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2008, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the three month period ended June 30, 2008, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Results of Operations - Three Months Ended June 30, 2008 and 2007

Net income for the quarter ended June 30, 2008 was $31.0 million, or diluted earnings per share of $0.18, compared to $39.2 million, or $0.23 diluted earnings per share, for the quarter ended June 30, 2007. This decrease is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended June 30,
	2007	2008
Net Sales	$383,158	$396,889
Gross Profit	74,725	62,152
Operating Income	44,157	32,042
Net Income	39,159	31,005
Diluted Earnings per Share	$0.23	$0.18

Net sales in the three months ended June 30, 2008 increased $13.7 million, or 3.6%, to $396.9 million compared to $383.2 million in the three months ended June 30, 2007. This increase is a result of sales from the September 25, 2007 acquisition of American Technical Ceramics Corp. (“ATC”) partially offset by lower demand resulting primarily from weakness in the consumer electronics markets reflecting uncertainty in global economic conditions.  Supply chain inventory levels have remained lean during the quarter.  Overall sales prices for our commodity components decreased approximately 2% during this first quarter as we experienced decreased capacity utilization and an increase in demand for less complex electronic devices.

The table below represents product group revenues for the three-month periods ended June 30, 2007 and June 30, 2008.

Sales Revenue	Three Months Ended June 30,
$(000's)	2007	2008
Ceramic Components	$54,077	$51,006
Tantalum Components	79,677	78,255
Advanced Components	92,672	119,894
Total Passive Components	226,426	249,155
KDP and KKC Resale	110,061	97,699
KEC Resale	21,093	19,605
Total KED Resale	131,154	117,304
Connectors	25,578	30,430
Total Revenue	$383,158	$396,889

Passive Component sales increased $22.7 million, or 10.0%, to $249.2 million in the three months ended June 30, 2008 from $226.4 million during the same quarter last year.  The sales increase in Passive Components was primarily due to the acquisition of ATC and the Company’s strategy to focus on a higher mix of value added products partially offset by the lower demand in the consumer electronics markets reflecting overall uncertainty in global economic conditions. The decrease in sales of Ceramic Components reflects a stable volume of unit sales with a higher mix of commodity priced components.  The decrease in sales of Tantalum Components is due to a lower sales unit volume due to a slight decrease in demand for these components as customers reduced inventory levels or changed product designs.

KDP and KKC Resale sales decreased 11.2% to $97.7 million in the three months ended June 30, 2008 compared to $110.1 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended June 30, 2008 is primarily attributable to a 9.6% decrease in unit sales volume resulting from lower demand resulting from a shift in consumer demand, primarily in the Asian market, to low end products that have fewer components.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $3.3 million, or 7.2%, to $50.0 million in the three months ended June 30, 2008 compared to $46.7 million during the same period last year.  When compared to the same period last year, this increase was mostly attributable to an 11.5% increase in unit sales in Europe primarily in the automotive sector, as more electronic functionality is being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 36.2% of total sales for the three months ended June 30, 2008, compared to 43.9% for the three months ended June 30, 2007.  This decline is due to caution in the distributor market as distributor customers sought to reduce inventory levels.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $10.5 million, or 6.8% of gross sales to distributor customers, for the three months ended June 30, 2008 and $10.8 million, or 6.0% of gross sales to distributor customers, for the three months ended June 30, 2007. Applications under such programs for the quarters ended June 30, 2008 and 2007 were approximately $9.9 million and $9.7 million, respectively.

Geographically, compared to the same period last year, sales increased 19.3% in Europe and 10.1% in the Americas. This reflects the continued higher demand in Europe for Connector Components and some Advanced Components products as well as the addition of ATC sales in the Americas and Europe regions.  These increases were partially offset by lower demand in Asia, where sales decreased 7.7% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted reported sales by approximately $17.6 million, when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2008 was 15.7% of sales or $62.2 million compared to a gross profit margin of 19.5% or $74.7 million in the three months ended June 30, 2007.  This decrease is a result of increases in material and operating costs chiefly related to the increased cost for energy and transportation, metals and other materials used in production.  In addition, the U.S. dollar weakened against certain foreign currencies when compared to those currencies at June 30, 2007. The negative effect of currency movement on costs was approximately $26.3 million when compared to the same quarter last year.  Compared to the same period last year, depreciation and amortization expense was $4.0 million higher primarily due to the acquisition of ATC.  In addition, we recorded $1.3 million of restructuring charges in connection with headcount reductions to reduce ongoing operating expenses.

Selling, general and administrative expenses in the three months ended June 30, 2008 were $34.1 million, or 8.6% of net sales, compared to $30.6 million, or 8.0% of net sales, in the three months ended June 30, 2007.  The overall increase in selling, general and administrative expenses was primarily due to higher selling and other costs resulting from the addition of ATC, higher wages, the effects of general inflation and the weaknesses of the U.S. Dollar.

As a result of the above factors, income from operations declined $12.1 million to $32.0 million in the three months ended June 30, 2008 compared to $44.2 million in the three months ended June 30, 2007. This decline was partially offset by other operating income of $4.1 million from gains on the sale of excess assets during the quarter.

Other income decreased $2.6 million to $8.4 million in the three months ended June 30, 2008 compared to $11.0 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances partially offset by net currency exchange gains for the quarter.

The Company's effective tax rate for the period ended June 30, 2008 was 23.3% compared to 29.0% for the same period last year. This lower effective tax rate is due in part to the recognition of a net tax benefit of $2.0 million for reinvestment allowances related to additional capital investments in Malaysia.  In addition, the effective tax rate continues to be favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years.  As a result, we will reduce deferred tax liabilities by approximately $8.5 million during the fiscal year.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect to see continued pricing pressure in the markets we serve as our customers look to offset the impacts of inflation and rising production costs and additional industry production capacity comes on stream.  We expect to continue to focus on cost reductions and expect additional restructuring actions in the near term for headcount reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices.

Long-Term:

We continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Connector product lines due to advances in component design and our production capabilities.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of June 30, 2008, the Company had a current ratio of 6.4 to 1, $807.2 million of cash, cash equivalents and short-term and long-term investments in securities, $1.9 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $17.2 million in the three months ended June 30, 2008 compared to $39.1 million of cash provided by operating activities in the three months ended June 30, 2007.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction in earnings and of accounts payable.

Purchases of property and equipment were $14.7 million in the three month period ended June 30, 2008 compared to $13.7 million in the three month period ended June 30, 2007.  Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $50 million to $60 million in fiscal 2009.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.  During the quarter ended June 30, 2008, the Company paid out $6.1 million related to contingent consideration from a previous acquisition whose purchase price was based on future sales and profitability of products related to the acquisition.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2008, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on the financial condition of the Company as of June 30, 2008, the Company believes that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to generate or meet its liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2008, we did not have any of these delivery contracts outstanding.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $2.3 million at June 30, 2008.  Additional information related to environmental and legal issues can be found in Note 7 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  We adopted these provisions of SFAS 157 effective April 1, 2008. The related disclosures are in Note 4 “Fair Value” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of these provisions of SFAS 157 to have a material impact on our consolidated financial statements.

As described in Note 10 “Pension Plans” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, effective March 31, 2007, we adopted the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. We adopted the measurement date provisions of SFAS 158 effective April 1, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this statement as of April 1, 2008 and have elected not to apply the fair value accounting option to any of its applicable financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination, 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March, 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments, how they are accounted for under Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of SFAS 161 on the consolidated financial statements.

 In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are assessing the potential impact of adoption on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in the Company’s exposure to its foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. In addition, see Note 7, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no material changes to our risk factors during the three months ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)(3)
04/01/08 - 04/30/08	28,863	$ 13.48	28,863	8,979,437
05/01/08 - 05/31/08	143,234	13.13	143,234	8,836,203
06/01/08 - 06/30/08	86,800	12.92	86,800	8,749,403
Total	258,897	$ 13.10	258,897	8,749,403

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

The Company held its Annual Meeting of Stockholders on July 23, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Class III directors with terms expiring at the Annual Stockholders Meeting in 2011 were elected with the following votes:

		Shares Voted "For"	Shares "Withheld"
Class III	Kensuke Itoh	149,316,423	19,235,437
Class III	Yuzo Yamamura	149,318,045	19,233,815
Class III	Donald B. Christiansen	167,809,999	741,861

The following is a summary of directors who were not up for election and continue in office:

Class I	Kazuo Inamori
Class I	Noboru Nakamura
Class I	David A. DeCenzo
Class II	John S. Gilbertson
Class II	Makoto Kawamura
Class II	Rodney N. Lanthorne
Class II	Joseph Stach

Proposal 2:

Ratification of appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending March 31, 2009 was approved with the following votes:

Shares	Shares
Voted	Voted	Shares
"For"	"Against"	"Abstaining"
168,412,828	124,680	14,350

ITEM 6.	EXHIBITS
10.1	AVX Corporation 2004 Stock Option Plan amended July 23, 2008.
10.2	AVX Corporation 2004 Non-Employee Directors' Stock Option Plan amended July 23, 2008.
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2008.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2008.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 4, 2008

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary