Form 10-Q
period 2008-09-30
AVX CORP
filed 2008-11-05
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, par value $0.01 per share	170,522,932

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	September 30,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$568,864	$560,103
Short-term investments in securities	50,000	-
Available-for-sale securities	44,790	40,026
Accounts receivable - trade	198,641	206,440
Accounts receivable - affiliates	5,121	3,118
Inventories	421,216	399,747
Deferred income taxes	38,940	39,277
Prepaid and other	49,633	36,055
Total current assets	1,377,205	1,284,766
Long-term investments in securities	108,999	179,001
Long-term available-for-sale securities	42,666	24,912
Property and equipment	1,707,265	1,659,828
Accumulated depreciation	(1,390,693)	(1,353,680)
	316,572	306,148
Goodwill	159,013	164,210
Intangible assets - net	95,046	92,817
Other assets	9,577	9,178
Total Assets	$2,109,078	$2,061,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$66,601	$43,454
Accounts payable - affiliates	70,551	70,747
Income taxes payable	10,616	3,875
Accrued payroll and benefits	45,987	43,803
Accrued expenses	26,761	31,937
Total current liabilities	220,516	193,816
Other liabilities	59,211	55,770
Total Liabilities	279,727	249,586
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	342,843	343,662
Retained earnings	1,349,349	1,393,782
Accumulated other comprehensive income	207,350	149,977
Treasury stock, at cost:	(71,955)	(77,739)
5,303 and 5,816 shares at March 31 and September 30, 2008, respectively
Total Stockholders' Equity	1,829,351	1,811,446
Total Liabilities and Stockholders' Equity	$2,109,078	$2,061,032

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2007	2008	2007	2008
Net sales	$400,706	$400,280	$783,864	$797,169
Cost of sales	329,861	333,510	638,133	666,968
Restructuring charges	2,056	3,297	2,217	4,576
Gross profit	68,789	63,473	143,514	125,625
Selling, general and administrative expenses	29,581	32,530	60,149	66,679
Restructuring charges	-	705	-	717
Other operating (income)/expense	390	-	390	(4,051)
Profit from operations	38,818	30,238	82,975	62,280
Other income (expense):
Interest income	13,140	6,101	25,222	12,721
Interest expense	-	(17)	(242)	(127)
Other, net	44	(489)	(800)	1,377
Income before income taxes	52,002	35,833	107,155	76,251
Provision for income taxes	14,561	8,042	30,555	17,455
Net income	$37,441	$27,791	$76,600	$58,796
Income per share:
Basic	$0.22	$0.16	$0.45	$0.34
Diluted	$0.22	$0.16	$0.44	$0.34
Weighted average common shares outstanding:
Basic	171,685	170,700	171,741	170,837
Diluted	172,477	170,802	172,554	171,103

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Six Months Ended September 30,
	2007	2008
Operating Activities:
Net income	$76,600	$58,796
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,229	32,575
In-process research and development charge	390	-
Stock-based compensation expense	1,374	1,244
Deferred income taxes	6,660	(1,607)
(Gain) Loss on available-for-sale securities	-	1,646
(Gain) Loss on property, plant & equipment, net of retirements	(4)	(3,895)
Changes in operating assets and liabilities:
Accounts receivable	(28,673)	(10,563)
Inventories	(10,438)	6,642
Accounts payable and accrued expenses	23,060	(30,052)
Income taxes payable	(4,929)	(6,304)
Other assets	12,576	9,181
Other liabilities	(15,508)	(7,653)
Net cash provided by (used in) operating activities	85,337	50,010

Investing Activities:
Purchases of property and equipment	(27,038)	(27,878)
Purchases of investment securities	(59,000)	(129,002)
Sales and redemptions of available-for-sale securities	-	21,641
Sales and redemptions of investment securities	134,000	109,000
Purchase of business, net of cash acquired	(223,333)	-
Proceeds from property, plant & equipment dispositions	19	5,478
Contingent consideration for a prior acquisition	-	(6,201)
Other investing activities	-	134
Net cash provided by (used in) investing activities	(175,352)	(26,828)

Financing Activities:
Dividends paid	(13,756)	(13,684)
Purchase of treasury stock	(6,534)	(7,129)
Proceeds from exercise of stock options	2,889	788
Excess tax benefit from stock-based payment arrangements	483	132
Net cash provided by (used in) financing activities	(16,918)	(19,893)

Effect of exchange rate on cash	4,099	(12,050)

Increase (decrease) in cash and cash equivalents	(102,834)	(8,761)

Cash and cash equivalents at beginning of period	684,382	568,864

Cash and cash equivalents at end of period	$581,548	$560,103

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the three and six month period ended September 30, 2008, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”). FAS 157-3 clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The guidance in FAS 157-3 was effective immediately upon issuance on October 10, 2008, including prior periods for which financial statements have not been issued. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net Income	$37,441	$27,791	$76,600	$58,796
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	171,685	170,700	171,741	170,837
Basic earnings per share	$0.22	$0.16	$0.45	$0.34
Computation of Diluted EPS:
Weighted Average Shares Outstanding	171,685	170,700	171,741	170,837
Effect of stock options	792	102	813	266
Shares used in computing Diluted EPS (1)	172,477	170,802	172,554	171,103
Diluted Income per share	$0.22	$0.16	$0.44	$0.34

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 2,801 shares and 7,159 shares and 2,629 shares and 5,078 shares for the three months and six months ended September 30, 2007 and 2008, respectively.

3.	Trade Accounts Receivable:

	March 31, 2008	September 30, 2008
Gross Accounts Receivable - Trade	$222,138	$231,351
Less:
Allowances for doubtful accounts	1,303	1,327
Stock rotation and ship from stock and debit	12,941	14,231
Sales returns and discounts	9,253	9,353
Total allowances	23,497	24,911
Net Accounts Receivable - Trade	$198,641	$206,440

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Allowances for doubtful accounts:
Beginning Balance	$1,643	$1,386	$1,705	$1,303
Charges	(42)	(6)	(42)	30
Applications	(198)	(7)	(273)	45
Translation and other	6	(46)	19	(51)
Ending Balance	$1,409	$1,327	$1,409	$1,327

Stock rotation and ship from stock and debit:
Beginning Balance	$13,082	$13,528	$11,918	$12,941
Charges	10,558	10,717	21,382	21,195
Applications	(9,841)	(9,978)	(19,518)	(19,866)
Translation and other	7	(36)	24	(39)
Ending Balance	$13,806	$14,231	$13,806	$14,231

Sales returns and discounts:
Beginning Balance	$9,829	$9,006	$9,140	$9,253
Charges	7,050	5,684	15,538	11,966
Applications	(7,407)	(5,215)	(15,223)	(11,724)
Translation and other	45	(122)	62	(142)
Ending Balance	$9,517	$9,353	$9,517	$9,353

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

		Based on
	Fair Value at September 30, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$ 40,026	$ -	$ 31,119	$ 8,907
Available-for-sale marketable securities - long-term	24,912	-	19,368	5,544
Assets held in the non-qualified deferred compensation program(1)	8,098	8,098	-	-
Total	$ 73,036	$ 8,098	$ 50,487	$ 14,451

Based on
	Fair Value at September 30, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 8,098	$ 8,098	$ -	$ -
Foreign currency derivatives(2)	8,033	-	8,033	-
Total	$ 16,131	$ 8,098	$ 8,033	$ -

(1) The market value of the assets held in the trust is included as an asset and a liability of the Company because the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the September 30, 2008 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges under SFAS 133 are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges under SFAS 133 are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2008.
	Available-for-sale marketable securities
	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
Balance, beginning of period	$13,558	$14,364
Realized and unrealized gains/(losses) included in earnings	(771)	(771)
Unrealized gains/(losses) included in comprehensive income	251	(555)
Purchases, issuances and settlements	(2,462)	(2,462)
Transfers in and/or out of Level 3, net	3,875	3,875
Balance, end of period	$14,451	$14,451

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

Investment Securities

Assets valued using Level 1 inputs in the table above represent assets from the Company’s non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, we evaluated general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At September 30, 2008, all of the Company’s forward contracts have been designated as Level 2 measurements in the SFAS 157 hierarchy.

5.	Inventories:

	March 31, 2008	September 30, 2008
Finished goods	$119,433	$111,840
Work in process	111,748	99,757
Raw materials and supplies	190,035	188,150
	$421,216	$399,747

6.	Stock-Based Compensation:

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

In August 2008, the Company granted options to purchase an aggregate of 30 shares of common stock to its non-employee directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $2.34 and $9.95, respectively.

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

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2008, the Company did not have any of these delivery contracts outstanding.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  The Company continues to monitor these actions and proceedings and to vigorously defend its interests.  The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site.  The Company also operates on sites that may have potential future environmental issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs.  These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party.  The Company currently has reserves for current remediation, compliance and legal cost totaling $1,873 at September 30, 2008 related to these matters.  Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, except for matters discussed below, management believes that it has adequate reserves with respect to the current activities related to these matters.

In July 2007, the Company received oral notification from the U.S. Department of Justice, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318,500. The Company has not yet completed an investigation of the monies spent or its available defenses in light of the notification.  The Company has also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the U.S. Department of Justice indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  The Company met with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts most recently in June 2008, and toured the harbor area in July 2008.  At those meetings, the EPA described the ongoing remediation activity, and potential changes to such remediation.  The EPA indicated that the timing and ultimate cost of the remediation depends on the level of annual funding available, and the effectiveness of various remediation methods.  The Company anticipates further discussions with the U.S. Department of Justice, the EPA and the Commonwealth of Massachusetts.  The Company is investigating the remediation costs previously incurred by the EPA as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the site.  The potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at a facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts.  A predecessor of AVX sold this Facility to an unrelated third party in 1973. The Company has investigated the demand as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made available by the EPA with respect to the Facility.  In August 2006, the Company provided a written response to the EPA denying liability.  On April 3, 2008, the EPA indicated that the proposed plan of remediation has been modified, and that its provisional estimate of future costs for such remediation is $14,300.  The Company is cooperating with the EPA, the Commonwealth of Massachusetts, and the City of New Bedford in discussions regarding the potential remediation actions that could be considered, and the potential responsibilities that each party could assume, although no conclusions or agreements have been reached.  The Company anticipates further discussions with the EPA, the Commonwealth of Massachusetts, and the City of New Bedford.  The potential impact on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina facility, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs. Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination.  One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008, in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc.  Both of these suits were removed to the United States District Court for the District of South Carolina.  The federal district court has not yet determined whether it will exercise jurisdiction over these two suits.  AVX has also sought to join the United States Air Force as a potentially responsible party.  At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages.  With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage has not been able to determine what measures may have to be undertaken or the likely costs of any such measures.  Accordingly, the potential impact of any of the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

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

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income, pension liability and other post-retirement benefit adjustments, deferred gains and losses resulting from foreign currency translation adjustments, unrealized gains and losses on qualified foreign currency cash flow hedges and unrealized gains and losses on available-for-sale securities.

Comprehensive income includes the following components:
	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net income	$37,441	$27,791	$76,600	$58,796
Other comprehensive income:
Pension liability and other post-retirement benefits adjustment, net of tax	426	(55)	852	431
Foreign currency translation adjustment	19,762	(59,957)	27,881	(53,852)
Foreign currency cash flow hedges	1,194	285	(168)	(3,676)
Unrealized gain (loss) on available-for-sale securities	-	(146)	-	(276)
Comprehensive income	$58,823	$(32,082)	$105,165	$1,423

9.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net sales:
Passive Components	$226,778	$239,789	$453,204	$488,944
KED Resale	148,044	133,580	279,198	250,884
Connectors	25,884	26,911	51,462	57,341
Total	$400,706	$400,280	$783,864	$797,169

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Operating profit:
Passive Components	$39,348	$32,203	$86,498	$65,324
KED Resale	12,029	7,408	23,508	11,839
Connectors	2,510	2,154	4,803	4,031
Research & development	(2,878)	(3,022)	(5,742)	(5,955)
Corporate administration	(12,191)	(8,505)	(26,092)	(12,959)
Total	$38,818	$30,238	$82,975	$62,280

	March 31, 2008	September 30, 2008
Assets:
Passive Components	$755,897	$708,247
KED Resale	48,024	41,444
Connectors	55,928	52,782
Research & development	6,797	7,570
Cash, A/R and investments in securities	1,019,081	1,013,600
Goodwill - Passive components	148,736	153,933
Goodwill - Connectors	10,277	10,277
Corporate administration	64,338	73,179
Total	$2,109,078	$2,061,032

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Net sales:
Americas	$102,851	$116,883	$205,484	$229,891
Europe	92,078	96,684	184,706	207,143
Asia	205,777	186,713	393,674	360,135
Total	$400,706	$400,280	$783,864	$797,169

10.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2007 and 2008 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
Service cost	$107	$111	$373	$308
Interest cost	409	451	1,513	1,809
Expected return on plan assets	(426)	(504)	(1,366)	(1,771)
Amortization of prior service cost	21	16	17	-
Recognized actuarial loss	66	27	371	234
Net periodic pension cost	$177	$101	$908	$580

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2007	2008	2007	2008
Service cost	$214	$222	$746	$616
Interest cost	818	902	3,026	3,618
Expected return on plan assets	(852)	(1,008)	(2,732)	(3,542)
Amortization of prior service cost	42	32	34	-
Recognized actuarial loss	132	54	742	468
Net periodic pension cost	$354	$202	$1,816	$1,160

As described in Note 1, "Critical Accounting Policies and Estimates", effective April 1, 2008, the Company adopted the measurement date provision of SFAS 158.  In accordance with this statement, the Company has changed the measurement date of the assets in the Company’s defined benefit plans to March 31 from December 31.  As a result of the adoption, the Company recognized adjustments of $680 and $278 to beginning retained earnings as of April 1, 2008 and to other comprehensive income, respectively.

Based on current actuarial computations during the six months ended September 30, 2008, the Company made contributions of $771 to the U.S. plans, and $3,242 to the international plans, respectively. The Company expects to make no additional contributions to the U.S. plans and approximately $3,200 to the international plans, over the remainder of fiscal 2009.

11.	Restructuring:

Restructuring charges have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recorded restructuring charges of $5,293 during the six months ended September 30, 2008.  Included in the charges were $4,384 for employee termination costs covering 643 employees in all geographic regions, $247 for long-lived asset impairment at the closed facility in Brazil and $662 for inventory write-offs at the closed facility in Brazil. As of September 30, 2008, $3,857 of the total charges have been paid out, while the remaining $1,436 in termination benefit charges is expected to be paid by April 30, 2009.

Activity related to restructuring charges is as follows:

		Asset	Other
	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	1,291	-	-	1,291
Utilization / Payments	(888)	-	-	(888)
Balance at June 30, 2008	403	-	-	403
Charges	3,093	247	662	4,002
Utilization / Payments	(2,060)	(247)	(662)	(2,969)
Balance at September 30, 2008	$1,436	$-	$-	$1,436

12.	Subsequent Event:

On October 14, 2008, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended September 30, 2008.  The dividend will be paid to stockholders of record on October 31, 2008 and will be disbursed on November 14, 2008.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Company's unaudited Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the six month period ended September 30, 2008, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Results of Operations - Three Months Ended September 30, 2008 and 2007

Net income for the quarter ended September 30, 2008 was $27.8 million, or diluted earnings per share of $0.16, compared to $37.4 million, or $0.22 diluted earnings per share, for the quarter ended September 30, 2007. Net income for the three months ended September 30, 2008 includes after-tax charges of $2.8 million of restructuring charges and a $1.2 million impairment charge for the decline in market value of certain available-for-sale securities.

in thousands, except per share data	Three Months Ended September 30,
	2007	2008
Net Sales	$400,706	$400,280
Gross Profit	68,789	63,473
Operating Income	38,818	30,238
Net Income	37,441	27,791
Diluted Earnings per Share	$0.22	$0.16

Net sales in the three months ended September 30, 2008 decreased slightly to $400.3 million compared to $400.7 million in the three months ended September 30, 2007. This decrease is a result of lower demand resulting primarily from weakness in the consumer electronics markets reflecting the uncertainty in global economic conditions.  Supply chain inventory levels have remained lean during the quarter as customers remain cautious waiting for end market demand to improve.  Overall sales prices for our commodity components decreased when compared to the same quarter last year.

The table below represents product group revenues for the three-month periods ended September 30, 2007 and September 30, 2008.

Sales Revenue	Three Months Ended September 30,
$(000's)	2007	2008
Ceramic Components	$55,128	$44,736
Tantalum Components	79,759	77,419
Advanced Components	91,891	117,634
Total Passive Components	226,778	239,789
KDP and KKC Resale	126,075	109,900
KEC Resale	21,969	23,680
Total KED Resale	148,044	133,580
Connectors	25,884	26,911
Total Revenue	$400,706	$400,280

Passive Component sales increased $13.0 million, or 5.7%, to $239.8 million in the three months ended September 30, 2008 from $226.8 million during the same quarter last year.  The sales increase in Passive Components was primarily due to the acquisition of American Technical Ceramics Corp. (“ATC”) in September 2007 and the Company’s strategy to focus on a higher mix of value added products. This increase was partially offset by the lower demand in the consumer electronics markets reflecting the overall uncertainty in global economic conditions. The decrease in sales of Ceramic Components reflects a decline of approximately 10% in the volume of unit sales coupled with a higher mix of commodity priced components as commodity prices declined during the quarter.  The decrease in sales of Tantalum Components is due to a decline of approximately 10% in sales unit volume resulting from a decrease in demand for these components as customers reduced inventory levels or changed product designs, partially offset by higher average selling prices.

KDP and KKC Resale sales decreased 12.8% to $109.9 million in the three months ended September 30, 2008 compared to $126.1 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended September 30, 2008 is primarily attributable to a decrease in the Asian region due to lower volumes and selling prices resulting from a decrease in end market demand.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $2.7 million, or 5.7%, to $50.6 million in the three months ended September 30, 2008 compared to $47.9 million during the same period last year.  This increase was attributable to higher unit sales when compared to the same period last year.

The Company's sales to independent electronic distributor customers represented 36.0% of total net sales for the three months ended September 30, 2008 compared to 42.5% for the three months ended September 30, 2007.  This decline is due to caution in the distributor market as distributor customers reduced inventory levels in light of current economic conditions reflecting lower end user demand.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $10.7 million, or 6.9% of gross sales to distributor customers, for the three months ended September 30, 2008 and $10.6 million, or 5.9% of gross sales to distributor customers, for the three months ended September 30, 2007. Applications under such programs for the quarters ended September 30, 2008 and 2007 were approximately $10.0 million and $9.8 million, respectively.

Geographically, compared to the same period last year, sales increased 5.0% in Europe and 13.6% in the Americas. This reflects higher demand for higher margin Advanced Components products as well as the addition of ATC sales in the Americas and Europe regions.  These increases were partially offset by lower demand in Asia, where sales decreased 9.3% compared to the same period last year reflecting lower end user demand. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted reported sales by approximately $8.9 million, when compared to the same quarter last year.

Gross profit in the three months ended September 30, 2008 was 15.9% of sales or $63.5 million compared to a gross profit margin of 17.2% or $68.8 million in the three months ended September 30, 2007.  This decrease is a result of increases in material and operating costs chiefly related to the increased cost of energy and transportation, metals and other materials used in production.  In addition, the U.S. dollar weakened against certain foreign currencies when compared to those currencies at September 30, 2007. The negative effect of currency movement on costs was approximately $18.9 million when compared to the same quarter last year.  This negative effect is primarily due to currency movement on reported European cost of sales.  Compared to the same period last year, depreciation and amortization expense was $4.4 million higher primarily due to the acquisition of ATC.  In addition, we recorded $3.3 million of restructuring charges in connection with headcount reductions and a facility closure in Brazil to reduce ongoing operating expenses. The Company continues to focus on the rationalization of production capacity and other cost reduction opportunities and expects to have additional restructuring charges during the second half of this fiscal year.

Selling, general and administrative expenses in the three months ended September 30, 2008 were $32.5 million, or 8.1% of net sales, compared to $29.6 million, or 7.4% of net sales, in the three months ended September 30, 2007.  The overall increase in selling, general and administrative expenses was primarily due to higher selling and other costs resulting from the addition of ATC and the effects of general inflation and the weakness of the U.S. dollar.  In addition, we recorded $0.7 million of restructuring charges in connection with headcount reductions to reduce ongoing selling, general and administrative expenses.

Primarily as a result of the above factors, income from operations declined $8.6 million to $30.2 million in the three months ended September 30, 2008 compared to $38.8 million in the three months ended September 30, 2007.

Other income decreased $7.6 million to $5.6 million in the three months ended September 30, 2008 compared to $13.2 million in the same period last year. This decrease is primarily due to a $1.7 million impairment charge related to the decline in market value of certain available-for-sale securities in addition to lower interest income resulting from lower cash and securities investment balances due to the purchase of ATC at the end of September 2007 and lower interest rates. This decrease is partially offset by net currency exchange gains for the quarter.

The Company's effective tax rate for the period ended September 30, 2008 was 22.4% compared to 28.0% for the same period last year. This lower effective tax rate is due in part to the recognition of a net tax benefit of $1.0 million for the release of certain liabilities associated with closed income tax audits.  In addition, the effective tax rate continues to be favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years.  As a result, we will reduce deferred tax liabilities by approximately $8.5 million during the fiscal year.

Results of Operations - Six Months Ended September 30, 2008 and 2007

Net income for the six months ended September 30, 2008 decreased $17.8 million to $58.8 million, or diluted earnings per share of $0.34, compared to $76.6 million, or $0.44 diluted earnings per share for the quarter ended September 30, 2007. Net income for the six months ended September 30, 2008 include after-tax charges of $3.7 million related to restructuring charges and $1.2 million for an other-than-temporary impairment of certain available-for-sale securities, partially offset by other operating income of $3.0 million from a gain on the sale of excess assets.

in thousands, except per share data	Six Months Ended September 30,
	2007	2008
Net Sales	$783,864	$797,169
Gross Profit	143,514	125,625
Operating Income	82,975	62,280
Net Income	76,600	58,796
Diluted Earnings per Share	$0.44	$0.34

Net sales in the six months ended September 30, 2008 increased $13.3 million, or 1.7%, to $797.2 million compared to $783.9 million in the six months ended September 30, 2007.  This increase is a result of sales from the September 25, 2007 acquisition of ATC partially offset by lower demand resulting primarily from weakness in the consumer electronics markets reflecting the uncertainty in global economic conditions.  Supply chain inventory levels have remained lean during the first half of the fiscal year as our distributor customers remain cautious and wait for improved end user demand.  Overall sales prices for our commodity components decreased during the first half of this fiscal year.

The table below represents product group revenues for the six month periods ended September 30, 2007 and September 30, 2008.

Sales Revenue	Six Months Ended September 30,
$(000's)	2007	2008
Ceramic Components	$109,205	$95,742
Tantalum Components	159,436	155,674
Advanced Components	184,563	237,528
Total Passive Components	453,204	488,944
KDP and KKC Resale	236,136	207,599
KEC Resale	43,062	43,285
Total KED Resale	279,198	250,884
Connectors	51,462	57,341
Total Revenue	$783,864	$797,169

Passive Component sales increased $35.7 million, or 7.9%, to $488.9 million in the six months ended September 30, 2008 from $453.2 million during the same period last year.  The sales increase in Passive Components was primarily due to the acquisition of ATC in September 2007 and the Company’s strategy to focus on a higher mix of value added products partially offset by the lower demand in the consumer electronics markets reflecting the overall uncertainty in global economic conditions. The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales with a higher mix of commodity priced components and a decrease in average selling prices.  The decrease in sales of Tantalum Components is due to a lower sales unit volume due to a decrease in demand for these components as customers reduced inventory levels or changed product designs, partially offset by higher average selling prices.

KDP and KKC Resale sales decreased 12.1% to $207.6 million in the six months ended September 30, 2008 compared to $236.1 million during the same period last year.  When compared to the same period last year, the decrease during the first half of fiscal 2009 is primarily attributable to a decrease of approximately 10% in unit sales volume and a decrease in average selling prices due to lower consumer demand resulting from the uncertainty in global market conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $6.1 million, or 6.5%, to $100.6 million in the six months ended September 30, 2008 compared to $94.5 million during the same period last year. This increase was primarily attributable to customer demand for complex electronic devices and new programs, particularly in the automotive sector, as more electronic content is needed to support the functionality being built into today’s vehicles.

The Company's sales to independent electronic distributor customers represented 36.1% of total net sales for the six months ended September 30, 2008, compared to 43.2% for the six months ended September 30, 2007. Our distributor customers have been limiting their intake of inventory in this uncertain demand environment. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $21.2 million, or 6.7% of gross sales to distributor customers, for the six months ended September 30, 2008 and $21.4 million, or 5.9% of gross sales to distributor customers, for the six months ended September 30, 2007. Applications under such programs for the six months ended September 30, 2008 and 2007 were approximately $19.9 million and $19.5 million, respectively.

Geographically, compared to the same period last year, sales increased 12.1% in Europe and 11.9% in the Americas. This reflects the higher demand in Europe for Connector Components and Advanced Components products as well as the addition of ATC sales in the Americas and Europe regions.  These increases were partially offset by lower demand in Asia, where sales decreased 8.5% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies positively impacted reported sales by approximately $26.5 million, when compared to the same six month period last year.

Gross profit in the six months ended September 30, 2008 was 15.8% of sales or $125.6 million compared to a gross profit margin of 18.3% or $143.5 million in the six months ended September 30, 2007.  This decrease is attributable to several factors including the factors discussed above relating to sales coupled with the increased cost of raw materials and utilities, and the negative impact of currency translation as the U.S. dollar weakened against certain foreign currencies during the six months ended September 30, 2008. The negative effect of currency translation of approximately $45.3 million, when compared to the same period last year, was primarily due to the currency movement on reported European costs of sales.  In addition, we incurred restructuring charges of $4.6 million related to headcount reductions and a facility closure in Brazil as we continue to realign production capabilities and reduce operating costs. In addition, lower margins were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs and to pursue increased capacity for the production of value added products.  Also, compared to the same period last year, depreciation and amortization expense was $8.3 million higher as a result of the acquisition of ATC.

Selling, general and administrative expenses in the six months ended September 30, 2008 were $66.7 million, or 8.4% of net sales, compared to $60.1 million, or 7.7% of net sales, in the six months ended September 30, 2007.  The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting from the addition of ATC and the effects of general inflation and the weakness of the U.S. Dollar.  In addition, we recorded $0.7 million of restructuring charges in connection with headcount reductions to reduce ongoing selling, general and administrative expenses.

Income from operations declined $20.7 million to $62.3 million in the six months ended September 30, 2008 compared to $83.0 million in the six months ended September 30, 2007.  This decrease is due to the factors discussed above including $5.3 million in restructuring charges.  This decline was partially offset by other operating income of $4.1 million from gains on the sale of excess assets during the first quarter of fiscal 2009.

Other income decreased $10.2 million to $14.0 million in the six months ended September 30, 2008 compared to $24.2 million in the same period last year. This decrease is predominately due to lower interest income resulting from lower cash and securities investment balances during the first half of this fiscal year primarily due to the purchase of ATC at the end of September 2007 and lower interest rates. This decrease is partially offset by net currency exchange gains during the first half of this fiscal year.

The Company's effective tax rate for the six-month period ended September 30, 2008 was 22.9% compared to 28.5% for the same period last year. This lower effective tax rate is primarily due to higher profits in lower tax jurisdictions in the current period when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations and reinvestment allowances related to additional capital investments in Malaysia.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain market.  We believe that some markets we serve are slowing as a result of the unprecedented credit crisis and projected softening of the global economic environment.  We expect to see continued pricing pressure in the markets we serve as our customers look to offset the impacts of the current economic downturn and rising production costs and additional industry production capacity.  In response to anticipated market conditions, we expect to continue to focus on cost reductions and expect additional restructuring actions in the near term for headcount reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices.  If uncertainties in the credit and capital markets continue, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

While there is uncertainty in the near-term market as a result of the current economic conditions, we continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) the continued increase as a long-term trend in worldwide demand for electronic devices which require our electronic components, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Connector product lines due to advances in component design and our production capabilities.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of September 30, 2008, the Company had a current ratio of 6.6 to 1, $804.0 million of cash, cash equivalents and short-term and long-term investments in securities, $1.8 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $50.0 million in the six months ended September 30, 2008 compared to $85.3 million of cash provided by operating activities in the six months ended September 30, 2007.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction in earnings and of accounts payable.

Purchases of property and equipment were $27.9 million in the six month period ended September 30, 2008 compared to $27.0 million in the six month period ended September 30, 2007.  Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $50 million to $60 million in fiscal 2009.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.  During the quarter ended June 30, 2008, the Company paid out $6.2 million related to contingent consideration from a previous acquisition whose purchase price was based on future sales and profitability of products related to the acquisition.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities.  During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity.  We have assessed the implications of these factors on our current business and determined based on the financial condition of the Company as of September 30, 2008, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the next twelve months.

During the six months ended September 30, 2008, the Company recognized an impairment charge of $1.7 million on its available-for-sale securities. In addition, at September 30, 2008, the Company recorded pre-tax unrealized losses of $0.4 million related to available-for-sale securities in accumulated other comprehensive income as a separate component of stockholders' equity. If deterioration in the credit and capital markets continues, or if the Company experiences any additional ratings downgrades on any investments in its available-for-sale portfolio, the Company may incur additional impairments to its investment portfolio, which could negatively impact the Company’s financial condition, cash flow and reported earnings.

While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to meet its liquidity needs in the long-term.

Since March 31, 2008, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. In addition, from time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2008, we did not have any of these delivery contracts outstanding.

Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying consolidated financial statements as of and for the six months ended September 30, 2008, based on the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which require plan assets and obligations to be re-measured at March 31, 2009.  Should values not recover before March 31, 2009, the decline in fair value of our plans would result in increased total pension costs for fiscal 2010 as compared to total pension costs expected during fiscal 2009.  Further, the decline in fair value may result in additional cash contributions during fiscal 2010 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $1.9 million at September 30, 2008.  Additional information related to environmental and legal issues can be found in Note 7 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

For discussion of the impact of new accounting standards on the Company, see Note 1, "Critical Accounting Policies and Estimates" of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we enter into forward exchange contracts to hedge foreign currency transactions. These foreign currency exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities.

The effective portion of the gain or loss on the cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. Derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the corresponding remeasurement gain or loss on the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses.

The Company evaluates the credit quality of potential counterparties to derivative transactions and only enters into agreements with those deemed to have minimal credit risk at the time the agreements are executed. The Company’s foreign exchange hedge portfolio is diversified across several credit line banks. The Company carefully monitors the amount of exposure it has with any given bank. The Company also periodically monitors changes to counterparty credit quality as well as its concentration of credit exposure to individual counterparties. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The recent market events have not required the Company to materially modify or change its financial risk management strategies with respect to exposures to foreign currency risk.

There have been no material net changes in the Company’s exposure to foreign currency exchange rates as reflected in the discussion of the Company’s foreign currency market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

During the six months ended September 30, 2008, the Company recognized an impairment charge of $1.7 million on its available-for-sale securities. In addition, at September 30, 2008, the Company recorded pre-tax unrealized losses of $0.4 million related to available-for-sale securities in accumulated other comprehensive income as a separate component of stockholders' equity. If deterioration in the credit and capital markets continue, or if the Company experiences any additional ratings downgrades on any investments in its available-for-sale portfolio, the Company may incur additional impairments to its investment portfolio, which could negatively impact the Company’s financial condition, cash flow and reported earnings. The Company believes that, based on the Company’s current level of cash and cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the payments of dividends during the next twelve months.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. In addition, see Note 7, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a potentially responsible party at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Except as noted below, there have been no material changes to our risk factors during the first half of fiscal 2009.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Although the Company has not recognized any material losses on its cash, cash equivalents and short-term investments, future declines in the market values of such investments could have an adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, a portion of the Company’s overall investment portfolio includes investments in the financial sector. If these issuers default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of the Company’s cash, cash equivalents and short-term investments could decline and have an adverse effect on the Company’s financial condition and operating results.

The Company is exposed to credit risk on its accounts receivable. This risk is heightened during periods when economic conditions worsen.

Further deterioration in economic conditions could adversely affect our business. The Company’s outstanding trade receivables are not covered by collateral or credit insurance. While the Company has procedures to monitor and limit exposure to credit risk on its trade receivables, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have a material adverse effect on the Company’s financial condition and operating results. Additionally, financial difficulties faced by key customers or suppliers could have an adverse impact on expected revenues, production schedules and sources of supply.

The Company is exposed to risk of counterparty non- performance to derivative transactions.

The Company evaluates the credit quality of potential counterparties to derivative transactions and only enters into agreements with those deemed to have minimal credit risk at the time the agreements are executed. The Company’s foreign exchange hedge portfolio is diversified across several credit line banks. The Company carefully monitors the amount of exposure it has with any given bank. The Company also periodically monitors changes to counterparty credit quality as well as its concentration of credit exposure to individual counterparties. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations. If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)(3)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)(3)
07/01/08 - 07/31/08	70,000	$ 10.38	70,000	8,679,403
08/01/08 - 08/31/08	128,571	10.28	128,571	8,550,832
09/01/08 - 09/30/08	155,000	10.90	155,000	8,395,832
Total	353,571	$ 10.57	353,571	8,395,832

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 5, 2008

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary