Form 10-Q
period 2008-12-31
AVX CORP
filed 2009-02-04
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008.

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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2009
Common Stock, par value $0.01 per share	170,459,728

AVX CORPORATION

INDEX

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$568,864	$527,474
Short-term investments in securities	50,000	-
Available-for-sale securities	44,790	33,690
Accounts receivable - trade	198,641	152,068
Accounts receivable - affiliates	5,121	2,972
Inventories	421,216	388,397
Deferred income taxes	38,940	39,962
Prepaid and other	49,633	43,975
Total current assets	1,377,205	1,188,538
Long-term investments in securities	108,999	189,001
Long-term available-for-sale securities	42,666	16,151
Property and equipment	1,707,265	1,536,867
Accumulated depreciation	(1,390,693)	(1,254,432)
	316,572	282,435
Goodwill	159,013	161,910
Intangible assets - net	95,046	91,703
Other assets	9,577	8,406
Total Assets	$2,109,078	$1,938,144
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$66,601	$37,116
Accounts payable - affiliates	70,551	53,111
Income taxes payable	10,616	9,097
Accrued payroll and benefits	45,987	39,346
Accrued expenses	26,761	27,700
Total current liabilities	220,516	166,370
Other liabilities	59,211	61,461
Total Liabilities	279,727	227,831
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	342,843	344,268
Retained earnings	1,349,349	1,410,834
Accumulated other comprehensive income	207,350	33,552
Treasury stock, at cost:	(71,955)	(80,105)
5,303 and 6,103 shares at March 31 and December 31, 2008, respectively
Total Stockholders' Equity	1,829,351	1,710,313
Total Liabilities and Stockholders' Equity	$2,109,078	$1,938,144

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2008	2007	2008
Net sales	$429,542	$320,617	$1,213,406	$1,117,786
Cost of sales	355,532	265,846	993,665	932,814
Restructuring charges	204	1,790	2,421	6,366
Gross profit	73,806	52,981	217,320	178,606
Selling, general and administrative expenses	33,339	29,049	93,488	95,728
Restructuring charges	-	1,003	-	1,720
Other operating (income)/expense	-	-	390	(4,051)
Profit from operations	40,467	22,929	123,442	85,209
Other income (expense):
Interest income	9,762	5,243	34,984	17,964
Interest expense	(93)	-	(335)	(127)
Other, net	(1,137)	(1,657)	(1,937)	(280)
Income before income taxes	48,999	26,515	156,154	102,766
Provision for income taxes	11,980	2,651	42,535	20,106
Net income	$37,019	$23,864	$113,619	$82,660
Income per share:
Basic	$0.22	$0.14	$0.66	$0.48
Diluted	$0.22	$0.14	$0.66	$0.48
Weighted average common shares outstanding:
Basic	171,356	170,382	171,612	170,685
Diluted	171,888	170,408	172,275	170,783

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

Nine Months Ended December 31,
	2007	2008
Operating Activities:
Net income	$113,619	$82,660
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,184	50,011
In-process research and development charge	390	-
Stock-based compensation expense	2,024	1,866
Deferred income taxes	5,984	(1,230)
(Gain) Loss on available-for-sale securities	980	3,644
(Gain) Loss on property, plant & equipment, net of retirements	(327)	(3,654)
Changes in operating assets and liabilities:
Accounts receivable	(18,672)	33,310
Inventories	(17,962)	(12,292)
Accounts payable and accrued expenses	18,058	(93,806)
Income taxes payable	(3,830)	(13,662)
Other assets	13,360	(2,088)
Other liabilities	(19,501)	8,919
Net cash provided by (used in) operating activities	133,307	53,678

Investing Activities:
Purchases of property and equipment	(39,550)	(39,069)
Purchases of investment securities	(99,000)	(229,002)
Sales and redemptions of available-for-sale securities	18,802	32,417
Sales and redemptions of investment securities	244,000	199,000
Purchase of business, net of cash acquired	(223,333)	-
Proceeds from property, plant & equipment dispositions	2,251	6,088
Pro-rata distribution of available-for-sale securities	(114,705)	-
Contingent consideration for a prior acquisition	-	(6,201)
Other investing activities	-	202
Net cash provided by (used in) investing activities	(211,535)	(36,565)

Financing Activities:
Dividends paid	(20,621)	(20,498)
Repayment of debt	(5,231)	-
Purchase of treasury stock	(14,257)	(9,535)
Proceeds from exercise of stock options	5,778	812
Excess tax benefit from stock-based payment arrangements	992	132
Net cash provided by (used in) financing activities	(33,339)	(29,089)

Effect of exchange rate on cash	2,066	(29,414)

Increase (decrease) in cash and cash equivalents	(109,501)	(41,390)

Cash and cash equivalents at beginning of period	684,382	568,864

Cash and cash equivalents at end of period	$574,881	$527,474

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 due to cyclical and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the three and nine month period ended December 31, 2008, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates, including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”). FAS 157-3 clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if a company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The guidance in FAS 157-3 was effective immediately upon issuance on October 10, 2008, including prior periods for which financial statements have not been issued. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents and related earnings per share for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Net Income	$37,019	$23,864	$113,619	$82,660
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	171,356	170,382	171,612	170,685
Basic earnings per share	$0.22	$0.14	$0.66	$0.48
Computation of Diluted EPS:
Weighted Average Shares Outstanding	171,356	170,382	171,612	170,685
Effect of stock options	532	26	663	98
Shares used in computing Diluted EPS (1)	171,888	170,408	172,275	170,783
Diluted Income per share	$0.22	$0.14	$0.66	$0.48

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive, were 4,115 shares and 3,383 shares for the three months and nine months ended December 31, 2007, respectively, and 9,379 shares and 7,303 shares for the three months and nine months ended December 31, 2008, respectively.

3.	Trade Accounts Receivable:

	March 31, 2008	December 31, 2008
Gross Accounts Receivable - Trade	$222,138	$175,433
Less:
Allowances for doubtful accounts	1,303	1,120
Stock rotation and ship from stock and debit	12,941	13,660
Sales returns and discounts	9,253	8,585
Total allowances	23,497	23,365
Net Accounts Receivable - Trade	$198,641	$152,068

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Allowances for doubtful accounts:
Beginning Balance	$1,409	$1,327	$1,705	$1,303
Charges	(36)	11	(78)	41
Applications	(6)	54	(279)	99
Translation and other	(16)	(272)	3	(323)
Ending Balance	$1,351	$1,120	$1,351	$1,120

Three Months Ended December 31,		Nine Months Ended December 31,
2007	2008	2007	2008

Stock rotation and ship from stock and debit:
Beginning Balance	$13,806	$14,231	$11,918	$12,941
Charges	11,351	9,249	32,733	30,444
Applications	(11,857)	(9,734)	(31,375)	(29,600)
Translation and other	(14)	(86)	10	(125)
Ending Balance	$13,286	$13,660	$13,286	$13,660

Sales returns and discounts:
Beginning Balance	$9,517	$9,353	$9,140	$9,253
Charges	4,554	5,426	20,092	17,392
Applications	(4,686)	(5,919)	(19,909)	(17,643)
Translation and other	(6)	(275)	56	(417)
Ending Balance	$9,379	$8,585	$9,379	$8,585

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

		Based on
	Fair Value at December 31, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$ 33,690	$ -	$ 27,407	$ 6,283
Available-for-sale marketable securities - long-term	16,151	-	13,139	3,012
Assets held in the non-qualified deferred compensation program(1)	7,379	7,379	-	-
Total	$ 57,220	$ 7,379	$ 40,546	$ 9,295

Based on
	Fair Value at December 31, 2008	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 7,379	$ 7,379	$ -	$ -
Foreign currency derivatives(2)	6,227	-	6,227	-
Total	$ 13,606	$ 7,379	$ 6,227	$ -

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability of the Company as the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the December 31, 2008 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges under SFAS 133 are recorded in other comprehensive income. Realized gains and losses on derivatives classified as cash flow hedges under SFAS 133 and gains and losses on derivatives not designated as hedges under SFAS 133 are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended December 31, 2008.

	Available-for-sale marketable securities
	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Balance, beginning of period	$14,451	$14,364
Net realized and unrealized gains(losses) included in earnings	(1,526)	(2,297)
Net unrealized gains(losses) included in comprehensive income	(586)	(1,141)
Purchases, issuances and settlements	(4,445)	(6,907)
Transfers in and/or out of Level 3, net	1,401	5,276
Balance, end of period	$9,295	$9,295

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

Assets valued using Level 3 inputs in the table above represent a portfolio including corporate bonds, asset backed obligations and mortgage-backed securities. Unobservable inputs for valuation are management’s assessments based on a third party pricing vendor using valuation inputs described above for Level 2, adjusted based on the best economic and industry information available in the circumstances.

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

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At December 31, 2008, all of the Company’s forward contracts have been designated as Level 2 measurements in the SFAS 157 hierarchy.

5.	Inventories:

	March 31, 2008	December 31, 2008
Finished goods	$119,433	$120,963
Work in process	111,748	84,347
Raw materials and supplies	190,035	183,087
	$421,216	$388,397

6.	Stock-Based Compensation:

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

On September 6, 2005, AVX filed an action against Cabot in Massachusetts Superior Court, which arises out of allegations that Cabot breached certain pricing provisions of the current contract between AVX and Cabot (which contract is itself the subject of the litigation described above).  In essence, AVX alleges that Cabot has failed to abide by a “most favored nation” clause and that it is entitled to additional rebates from Cabot.  The case is currently pending.

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

The Company from time to time enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2008, the Company did not have any of these delivery contracts outstanding.

The Company has been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various waste disposal and operating sites.  The Company continues to monitor these actions and proceedings and to vigorously defend its interests.  The Company's liability in connection with environmental claims depends on many factors, including its volumetric share of waste, the total cost of remediation and the financial viability of other companies that also sent waste to a given site.  The Company also operates on sites that may have potential future environmental issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserves for its projected share of these costs.  These reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of the Company's liability by a third party.  The Company currently has reserves for current remediation, compliance and legal cost totaling $1,777 at December 31, 2008 related to these matters.  Based upon information known to the Company concerning the size of these sites, their years of operations and the number of past users, management believes that it has adequate reserves with respect to the current activities related to these matters.

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

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Net income	$37,019	$23,864	$113,619	$82,660
Other comprehensive income (loss):
Pension liability and other post-retirement benefits adjustment, net of tax	426	(235)	1,278	196
Foreign currency translation adjustment	5,935	(115,285)	33,816	(169,137)
Foreign currency cash flow hedges	(2,334)	1,218	(2,502)	(2,458)
Unrealized gain (loss) on available-for-sale securities	(161)	(2,123)	(161)	(2,399)
Comprehensive income (loss)	$40,885	$(92,561)	$146,050	$(91,138)

9.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Net sales:
Passive Components	$250,068	$202,166	$703,272	$691,110
KED Resale	152,958	100,702	432,156	351,586
Connectors	26,516	17,749	77,978	75,090
Total	$429,542	$320,617	$1,213,406	$1,117,786

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Operating profit:
Passive Components	$37,854	$29,008	$114,556	$94,332
KED Resale	11,764	4,536	35,272	16,375
Connectors	1,911	(280)	6,714	3,751
Research & development	(3,308)	(2,289)	(9,050)	(8,244)
Corporate administration	(7,754)	(8,046)	(24,050)	(21,005)
Total	$40,467	$22,929	$123,442	$85,209

	March 31, 2008	December 31, 2008
Assets:
Passive Components	$755,897	$672,482
KED Resale	48,024	40,891
Connectors	55,928	52,209
Research & development	6,797	7,338
Cash, A/R and investments in securities	1,019,081	921,356
Goodwill - Passive components	148,736	151,633
Goodwill - Connectors	10,277	10,277
Corporate administration	64,338	81,958
Total	$2,109,078	$1,938,144

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Net sales:
Americas	$110,941	$108,456	$316,425	$338,347
Europe	92,309	70,275	277,015	277,418
Asia	226,292	141,886	619,966	502,021
Total	$429,542	$320,617	$1,213,406	$1,117,786

10.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2007 and 2008 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2007	2008	2007	2008
Service cost	$107	$111	$373	$308
Interest cost	409	451	1,513	1,809
Expected return on plan assets	(426)	(504)	(1,366)	(1,771)
Amortization of prior service cost	21	16	17	-
Recognized actuarial loss	66	27	371	234
Net periodic pension cost	$177	$101	$908	$580

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2007	2008	2007	2008
Service cost	$321	$333	$1,119	$924
Interest cost	1,227	1,353	4,539	5,427
Expected return on plan assets	(1,278)	(1,512)	(4,098)	(5,313)
Amortization of prior service cost	63	48	51	-
Recognized actuarial loss	198	81	1,113	702
Net periodic pension cost	$531	$303	$2,724	$1,740

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

Based on actuarial computations during the nine months ended December 31, 2008, the Company made contributions of $771 to the U.S. plans, and $4,367 to the international plans, respectively. The Company expects to make no additional contributions to the U.S. plans and approximately $1,000 to the international plans, over the remainder of fiscal 2009.

11.	Restructuring:

Restructuring charges have been accrued in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recorded restructuring charges of $2,793 and $8,086 for the three and nine months ended December 31, 2008, respectively. The restructuring charges for the three months ended December 31, 2008, included charges of $2,567 for employee termination costs covering 401 employees in all geographic regions, as well as charges of $164 for inventory write-offs and other charges of $62 associated with closing of a facility in Brazil. The restructuring charges for the nine months ended December 31, 2008 included charges of $6,951 for employee termination costs covering 1,044 employees in all geographic regions, $247 for long-lived asset impairment at the closed facility in Brazil and $826 for inventory write-offs and other charges of $62 associated with closing the facility in Brazil. As of December 31, 2008, $7,151 of the total charges have been paid out, while the remaining $903 in termination benefit charges is expected to be paid by April 30, 2009.

Activity related to restructuring charges is as follows:

		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	1,291	-	-	1,291
Utilization / Payments	(888)	-	-	(888)
Balance at June 30, 2008	403	-	-	403
Charges	3,093	247	662	4,002
Utilization / Payments	(2,060)	(247)	(662)	(2,969)
Balance at September 30, 2008	$1,436	$-	$-	$1,436
Charges	2,567	-	226	2,793
Utilization / Payments	(3,068)	-	(226)	(3,294)
Foreign Currency Translation	(32)	-	-	(32)
Balance at December 31, 2008	$903	$-	$-	$903

12.	Subsequent Event:

On February 3, 2009, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended December 31, 2008.  The dividend will be paid to stockholders of record on February 20, 2009 and will be disbursed on March 6, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning the Company's outlook for fiscal year 2009 and beyond, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2008, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

The Company has identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  During the nine month period ended December 31, 2008, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Results of Operations - Three Months Ended December 31, 2008 and 2007

Overall results for the quarter are reflective of the macro economic issues facing all companies in our industry. Consumer spending for electronics and automobiles has been significantly reduced and many of our customers’ factories were on extended shut downs through the holiday period thereby reducing demand for our products.  Net income for the three months ended December 31, 2008 was $23.9 million, or diluted earnings per share of $0.14, compared to $37.0 million, or $0.22 diluted earnings per share, for the three months ended December 31, 2007. Net income for the three months ended December 31, 2008 includes after-tax charges of $2.2 million for restructuring actions and $1.6 million for the impairment of certain available-for-sale securities transferred to the Company in December 2007 from an impaired Bank of America enhanced cash investment fund.

in thousands, except per share data	Three Months Ended December 31,
	2007	2008
Net Sales	$429,542	$320,617
Gross Profit	73,806	52,981
Operating Income	40,467	22,929
Net Income	37,019	23,864
Diluted Earnings per Share	$0.22	$0.14

Net sales in the three months ended December 31, 2008 were $320.6 million compared to $429.5 million in the three months ended December 31, 2007. This decrease is a result of lower end user demand resulting primarily from weakness in the consumer electronics and automotive markets reflecting the limited availability of credit in the marketplace and overall uncertainty in global economic conditions.  Supply chain inventory levels have remained lean during the quarter as customers remain cautious waiting for end market demand to improve.  Overall sales prices for our commodity components decreased in line with historical norms when compared to the same quarter last year.

The table below represents product group revenues for the three-month periods ended December 31, 2007 and December 31, 2008.

Sales Revenue	Three Months Ended December 31,
$(000's)	2007	2008
Ceramic Components	$50,684	$40,794
Tantalum Components	75,862	61,456
Advanced Components	123,522	99,916
Total Passive Components	250,068	202,166
KDP and KKC Resale	128,502	82,390
KEC Resale	24,456	18,312
Total KED Resale	152,958	100,702
Connectors	26,516	17,749
Total Revenue	$429,542	$320,617

Passive Component sales were $202.2 million in the three months ended December 31, 2008 compared to $250.1 million during the same quarter last year.  The decrease in sales for all Passive Component products is reflective of the overall decline in global markets resulting from the current economic uncertainty as both consumer end users and manufacturing customers reduced spending.  The decline in the consumer electronic and automotive markets was partially offset by improving trends in the medical and military marketplaces.

KDP and KKC Resale sales were $82.4 million in the three months ended December 31, 2008 compared to $128.5 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended December 31, 2008 is primarily attributable to a decrease in the Asian region due to lower volumes and selling prices resulting from a decrease in end market demand, particularly in the telecommunications market.

Total Connector sales, including AVX manufactured and KEC Resale connectors, were $36.1 million in the three months ended December 31, 2008 compared to $51.0 million during the same period last year.  This decrease was primarily attributable to lower unit sales in the automotive and consumer products sectors partially offset by increases in sales volume related to production demand for smart phone devices when compared to the same period last year.

The Company's sales to independent electronic distributor customers represented 37.5% of total net sales for the three months ended December 31, 2008 compared to 39.7% for the three months ended December 31, 2007.  This decline is due to caution in that market as distributor customers maintained their reduced inventory levels in light of lower end user demand.  The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $9.2 million, or 7.1% of gross sales to distributor customers, for the three months ended December 31, 2008 and $11.4 million, or 6.2% of gross sales to distributor customers, for the three months ended December 31, 2007. Applications under such programs for the quarters ended December 31, 2008 and 2007 were approximately $9.7 million and $11.9 million, respectively.

Geographically, compared to the same period last year, sales decreased 37.3% in Asia, 23.9% in Europe and 2.2% in the Americas. This reflects lower end user consumer market demand as a result of the weakening economy.  In addition, the strengthening of the U.S. dollar against certain foreign currencies, and weakening against others, resulted in an unfavorable impact on reported sales of approximately $2.0 million for the three months ended December 31, 2008, when compared to the same period last year.

Gross profit in the three months ended December 31, 2008 was 16.5% of sales or $53.0 million compared to a gross profit margin of 17.2% or $73.8 million in the three months ended December 31, 2007.  This decrease is a result of increases in material and operating costs chiefly related to the increased cost of energy and transportation, metals and other materials used in production as well as unabsorbed operating costs resulting from lower production volumes and extended plant shutdowns through the holidays.  The U.S. dollar strengthened against certain foreign currencies, and weakened against others, since December 31, 2007. The net unfavorable effect of currency movement on costs in the three months ended December 31, 2008 was approximately $0.2 million when compared to the same period last year. In addition, we recorded $1.8 million of restructuring charges primarily for headcount reductions to reduce ongoing operating expenses during the three months ended December 31, 2008 compared to $0.2 million in the three months ended December 31, 2007. The Company continues to focus on the rationalization of production capacity and other cost reduction opportunities to address the market conditions and expects to have additional restructuring charges during the quarter ending March 31, 2009.

Selling, general and administrative expenses in the three months ended December 31, 2008 were $30.1 million, or 9.4% of net sales, compared to $33.3 million, or 7.8% of net sales, in the three months ended December 31, 2007.  The overall decrease in selling, general and administrative expenses was primarily due to savings as a result of headcount reductions in prior quarters as well as an overall decrease in direct selling expenses due to lower sales.  In addition, we recorded $1.0 million of restructuring charges in connection with headcount reductions to reduce ongoing selling, general and administrative expenses in the quarter ended December 31, 2008.

Primarily as a result of the above factors, income from operations was $22.9 million in the three months ended December 31, 2008 compared to $40.5 million in the three months ended December 31, 2007.

Other income decreased $4.9 million to $3.6 million in the three months ended December 31, 2008 compared to $8.5 million in the same period last year. This decrease is primarily due to a $2.0 million impairment charge related to the decline in market value of certain available-for-sale securities in addition to lower interest income resulting from lower cash and securities investment balances and lower interest rates.

The Company's effective tax rate for the quarter ended December 31, 2008 was 10.0% compared to 24.5% for the same period last year. This lower effective tax rate is due in part to the cumulative effect of a change in the Company’s annual effective tax rate from 26% to 22% during the quarter which impacted the current quarter by approximately $3.1 million in addition to the recognition of a net tax benefit of $0.4 million for the release of certain liabilities associated with closed income tax audits.  The effective tax rate continues to be favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years.  As a result, $8.6 million of recapture will expire during the current fiscal year and has favorably impacted the Company’s annual effective income tax rate.

Results of Operations - Nine Months Ended December 31, 2008 and 2007

Net income for the nine months ended December 31, 2008 decreased to $82.7 million, or diluted earnings per share of $0.48, compared to $113.6 million, or $0.66 diluted earnings per share for the nine months ended December 31, 2007. Net income for the nine months ended December 31, 2008 include after-tax charges of $5.9 million related to restructuring charges and $2.8 million for the other-than-temporary impairment of certain available-for-sale securities, partially offset by after-tax other operating income of $3.0 million from a gain on the sale of excess corporate assets.

in thousands, except per share data	Nine Months Ended December 31,
	2007	2008
Net Sales	$1,213,406	$1,117,786
Gross Profit	217,320	178,606
Operating Income	123,442	85,209
Net Income	113,619	82,660
Diluted Earnings per Share	$0.66	$0.48

Net sales in the nine months ended December 31, 2008 were $1,117.8 million compared to $1,213.4 million in the nine months ended December 31, 2007.  This decrease is a result of lower demand resulting primarily from weakness in the consumer electronics and automotive markets reflecting the uncertainty in global economic conditions.  Supply chain inventory levels have remained lean during the fiscal year as our distributor customers remain cautious and wait for improved end user demand before replenishing inventory levels.  Overall sales prices for our commodity components decreased in line with historical norms during the fiscal year.

The table below represents product group revenues for the nine month periods ended December 31, 2007 and December 31, 2008.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2007	2008
Ceramic Components	$159,889	$136,536
Tantalum Components	235,298	217,130
Advanced Components	308,085	337,444
Total Passive Components	703,272	691,110
KDP and KKC Resale	364,638	289,989
KEC Resale	67,518	61,597
Total KED Resale	432,156	351,586
Connectors	77,978	75,090
Total Revenue	$1,213,406	$1,117,786

Passive Component sales were $691.1 million in the nine months ended December 31, 2008 compared to $703.3 million during the same period last year.  The sales decrease in Passive Components was primarily due to the lower demand in the consumer electronics and automotive markets reflecting the overall uncertainty in global economic conditions, partially offset by increases related to the Company’s strategy to focus on a higher mix of value added products from our Advanced Components group and the effects of including ATC sales since its acquisition in September 2007. The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales with a higher mix of commodity priced components and a decrease in average selling prices.  The decrease in sales of Tantalum Components is due to a lower sales unit volume due to a decrease in demand for these components as customers reduced inventory levels or changed product designs.

KDP and KKC Resale sales were $290.0 million in the nine months ended December 31, 2008 compared to $364.6 million during the same period last year.  When compared to the same period last year, the decrease during the first nine months of fiscal 2009 is primarily attributable to a decrease in unit sales volume in the Asian region and a decrease in average selling prices due to lower consumer demand, particularly in the telecommunications markets.

Total Connector sales, including AVX manufactured and KEC Resale connectors, were $136.7 million in the nine months ended December 31, 2008 compared to $145.5 million during the same period last year. This decrease was primarily attributable to a decrease in the automotive and consumer products sectors as a result of the adverse economy, particularly in the quarter ended December 31, 2008. This decrease was slightly offset by increases in sales volume related to production demand for certain smart phone devices when compared to the same period last year.

The Company's sales to independent electronic distributor customers represented 36.5% of total net sales for the nine months ended December 31, 2008, compared to 41.9% for the nine months ended December 31, 2007. Our distributor customers have been limiting their intake of inventory and maintaining lower inventory levels in this uncertain demand environment. The Company's sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $30.4 million, or 6.9% of gross sales to distributor customers, for the nine months ended December 31, 2008 and $32.7 million, or 6.0% of gross sales to distributor customers, for the nine months ended December 31, 2007. Applications under such programs for the nine months ended December 31, 2008 and 2007 were approximately $29.6 million and $31.4 million, respectively.

Geographically, compared to the same period last year, sales increased 0.1% in Europe and 6.9% in the Americas. This reflects an increase in the sales of Advanced Components products related to the addition of American Technical Ceramics (“ATC”) sales in the Americas and Europe regions. Increases in these regions were offset by an overall lower demand for product due to the decline of the global market. These regional increases were partially offset by lower demand in Asia, where sales decreased 19.0% compared to the same period last year. In addition, the weakening of the U.S. dollar against certain foreign currencies during the nine months ended December 31, 2008 positively impacted reported sales by approximately $24.5 million, when compared to the same nine month period last year.

Gross profit in the nine months ended December 31, 2008 was 16.0% of sales or $178.6 million compared to a gross profit margin of 17.9% or $217.3 million in the nine months ended December 31, 2007.  This decrease is attributable to several factors including the factors discussed above relating to sales coupled with lower production volumes and the increased cost of raw materials and utilities, and the negative impact on costs of currency movement as the U.S. dollar weakened against certain foreign currencies during the nine months ended December 31, 2008. The negative effect of currency movement on costs was approximately $45.5 million during the nine months ended December 31, 2008, when compared to the same period last year, primarily due to the currency movement on reported European costs of sales.  In addition, during the nine months ended December 31, 2008, we incurred restructuring charges of $6.4 million related to headcount reductions and a facility closure in Brazil as we continue to realign production capabilities and reduce operating costs. We recorded $2.4 million of restructuring costs during the nine months ended December 31, 2007. In addition, higher costs were partially offset by the Company’s continued efforts to increase efficiency of our production, to lower operating costs and to pursue increased capacity for the production of value added products. Also, compared to the same period last year, depreciation and amortization expense was $10.8 million higher partially as a result of the acquisition of ATC.

Selling, general and administrative expenses in the nine months ended December 31, 2008 were $97.4 million, or 8.7% of net sales, compared to $93.5 million, or 7.7% of net sales, in the nine months ended December 31, 2007.  The overall increase in selling, general and administrative expenses was due to higher selling and other costs resulting from the addition of ATC and the effects of general inflation and the weakness of the U.S. Dollar.  In addition, during the nine months ended December 31, 2008 we recorded $1.7 million of restructuring charges in connection with headcount reductions to reduce ongoing selling, general and administrative expenses.

Income from operations was $85.2 million in the nine months ended December 31, 2008 compared to $123.4 million in the nine months ended December 31, 2007.  This decrease is due to the factors discussed above including $8.1 million in restructuring charges recorded during the nine months ended December 31, 2008 compared to $2.4 million recorded during the same period last year.  This decline was partially offset by other operating income of $4.1 million from gains on the sale of excess corporate assets during the nine months ended December 31, 2008.

Other income decreased $15.2 million to $17.6 million in the nine months ended December 31, 2008 compared to $32.7 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower cash and securities investment balances during the fiscal year and lower interest rates. This decrease is partially offset by net currency exchange gains during the first nine months of the current fiscal year.

The Company's effective tax rate for the nine-month period ended December 31, 2008 was 19.6% compared to 27.2% for the same period last year. This lower effective tax rate is due to higher profits in lower tax jurisdictions when compared to the same period last year.  In addition, the effective tax rate was favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years.  As a result, $8.6 million of recapture will expire during the current fiscal year and has favorably impacted the Company’s annual effective income tax rate in the current fiscal year.  In addition, the recognition of a net tax benefit of $2.9 million for the release of certain liabilities associated with closed income tax audits and reinvestment allowances related to additional capital investments in Malaysia have benefited the Company’s effective income tax rate during the nine months ended December 31, 2008.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain market.  We believe that some markets we serve are slowing as a result of the unprecedented credit crisis and projected softening of the global economic environment.  We expect to see continued pricing pressure in the markets we serve as our customers look to offset the impacts of the current economic downturn and rising production costs.  In response to anticipated market conditions, we expect to continue to focus on cost reductions and expect additional restructuring actions in the near term for headcount reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices.  If uncertainties in the credit and capital markets continue, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of December 31, 2008, the Company had a current ratio of 7.1 to 1, $766.3 million of cash, cash equivalents and short-term and long-term investments in securities, $1.7 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $53.7 million in the nine months ended December 31, 2008 compared to $133.3 million of cash provided by operating activities in the nine months ended December 31, 2007.  The decrease in cash flow from operating activities compared to the same period last year was primarily a result of a reduction in earnings, decreases in accounts payable and taxes payable, partially offset by lower accounts receivables.

Purchases of property and equipment were $39.1 million in the nine month period ended December 31, 2008 compared to $39.6 million in the nine month period ended December 31, 2007.  Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $45 million to $50 million in fiscal 2009.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.  During the quarter ended June 30, 2008, the Company paid out $6.2 million related to contingent consideration from a previous acquisition whose purchase price was based on future sales and profitability of products related to the acquisition.

The majority of the Company's funding is internally generated through operations and investment income from cash and investments in securities.  During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity.  We have assessed the implications of these factors on our current business and determined based on the financial condition of the Company as of December 31, 2008, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the next twelve months.

During the nine months ended December 31, 2008, the Company recognized impairment charges of $3.6 million on its available-for-sale securities. In addition, at December 31, 2008, the Company recorded pre-tax unrealized losses of $3.4 million related to available-for-sale securities in accumulated other comprehensive income as a separate component of stockholders' equity. If deterioration in the credit and capital markets continues, or if the Company experiences any additional ratings downgrades on any investments in its available-for-sale portfolio, the Company may incur additional impairments to its investment portfolio, which could negatively impact the Company’s financial condition, cash flow and reported earnings.

While changes in customer demand have an impact on the Company's future cash requirements, changes in those requirements are mitigated by the Company's ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  The Company does not anticipate any significant changes in its ability to meet its liquidity needs in the long-term.

Since March 31, 2008, there have been no significant changes in the Company's contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. In addition, from time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2008, we did not have any of these delivery contracts outstanding.

Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying consolidated financial statements as of and for the nine months ended December 31, 2008, based on the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which require plan assets and obligations to be re-measured at March 31, 2009.  Should plan asset values not recover before March 31, 2009, the decline in fair value of our plan assets would result in increased total pension costs for fiscal 2010 as compared to total pension costs expected during fiscal 2009.  Further, the decline in plan asset values may result in additional cash contributions during fiscal 2010 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.

In accordance with generally accepted accounting principles, goodwill is reviewed by the Company for impairment annually as of March 31 or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.   Beginning in October 2008 the Company's stock price, at times, has traded at a price that results in AVX's market capitalization being less than its recorded net assets, which was the case at December 31, 2008.   As of December 31, 2008 and the date of filing, management believes that the Company's stock price is being negatively impacted by the significant overall downturn in the stock market, which is not indicative of the underlying value of our business.  Given the Company's recent performance, the short term that the Company's stock has traded at these low levels, and a potential control premium that we believe is not currently reflected in the Company’s stock price, management believes that it is more likely than not that the fair value of the Company’s reporting units remains higher than its recorded net assets and therefore no interim impairment analysis is required.  However, if market or economic conditions deteriorate further, or if our business performance would decline significantly, this could result in an increased likelihood that the Company could record an impairment charge in the future.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $1.8 million at December 31, 2008.  Additional information related to environmental and legal issues can be found in Note 7 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

During the nine months ended December 31, 2008, the Company recognized an impairment charge of $3.6 million on its available-for-sale securities. In addition, at December 31, 2008, the Company recorded pre-tax unrealized losses of $3.4 million related to available-for-sale securities in accumulated other comprehensive income as a separate component of stockholders' equity. If deterioration in the credit and capital markets continue, or if the Company experiences any additional ratings downgrades on any investments in its available-for-sale portfolio, the Company may incur additional impairments to its investment portfolio, which could negatively impact the Company’s financial condition, cash flow and reported earnings. The Company believes that, based on the Company’s current level of cash and cash equivalents and marketable securities and expected operating cash flows, the current lack of liquidity in the credit and capital markets will not have a material impact on the Company’s liquidity, cash flow, financial flexibility or its ability to fund its operations, including the payments of dividends, during the next twelve months.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Except as noted below, there have been no material changes to our risk factors during the first nine months of fiscal 2009.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Although the Company has not recognized any material losses on its cash, cash equivalents and short-term investments, future declines in the market values of such investments could have an adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, a portion of the Company’s overall investment portfolio includes investments in the financial sector. If the issuers of such investments default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of the Company’s cash, cash equivalents and short-term investments could decline and have an adverse effect on the Company’s financial condition and operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
10/01/08 - 10/31/08	32,300	$ 8.02	32,300	8,363,532
11/01/08 - 11/30/08	160,203	8.51	160,203	8,203,329
12/01/08 - 12/31/08	97,501	8.03	97,501	8,105,828
Total	290,004	$ 8.30	290,004	8,105,828

(1)
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

ITEM 6.	EXHIBITS
10.10	Employment Agreement between AVX Corporation and John S. Gilbertson dated December 19, 2008.
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2009.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2009.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 4, 2009

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary