Form 10-K
period 2009-03-31
AVX CORP
filed 2009-05-20
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [   ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Based on the closing sales price of $10.19 on September 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $496,785,244.

As of May 1, 2009, there were 170,351,278 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2009, are incorporated by reference into Part III.

TABLE OF CONTENTS

Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . .	33
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . .	35
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Part IV

Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		38

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995
The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2010 overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products.  Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder which owns approximately 71% of our outstanding common stock.  We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

We are organized by product line with five main product groups.  Our reportable segments are based on the types of products from which we generate revenues.  We have three reportable segments:  Passive Components, Kyocera Electronic Devices ("KED Resale") and Connectors.  The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Component reportable segment.  Segment revenue and profit information is presented in Note 15 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

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

Our principal strategic advantages include:

Creating Technology Leadership.  We have research and development locations in the United States, United Kingdom, Czech Republic, France and Israel. We have developed numerous new products during fiscal 2009 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to quickly respond to our customers' design and delivery requirements make us the provider of choice for our multi-national customer base.  We differentiate ourselves by providing our customers with a substantially complete passive component solution.  We market five families of products: ceramic products, tantalum products, advanced products, Kyocera manufactured passive products and connector devices.  This broad array allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $167 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as China, El Salvador, Malaysia, Mexico and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 18 manufacturing facilities are located in 10 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 62% of our net sales in fiscal 2009.  KDP and KKC Resale represented approximately 26%, and Connectors, including KEC Resale Connectors, represented approximately 12% of our net sales in fiscal 2009.  The table below presents revenues for fiscal 2007, 2008 and 2009 by product group.  Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Years Ended March 31,
Sales revenue: (in thousands)	2007	2008	2009
Ceramic Components	$228,136	$211,759	$165,740
Tantalum Components	286,943	312,761	268,326
Advanced Components	376,356	433,646	434,039
Total Passive Components	891,435	958,166	868,105
KDP and KKC Resale	434,857	468,186	354,258
KEC Resale Connectors	74,911	86,531	76,209
Total KED Resale	509,768	554,717	430,467
Connectors	97,292	106,392	91,041
Total Revenue	$1,498,495	$1,619,275	$1,389,613

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $148.3 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  In addition, on September 25, 2007, we expanded our passive components through the acquisition of American Technical Ceramics (“ATC”) for $234.1 million in cash, including acquisition costs.  The ATC product line has been integrated into our Advanced Components product group.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 50% of our passive component net sales in fiscal 2009.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors and varistors.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 50% of passive component net sales in fiscal 2009.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera.

Connectors

We manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications.  We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets.  An expanding portion of the electronics market for AVX connectors over the past three years is the automotive market with applications throughout a vehicle including engine control, transmission control, audio, brakes, and the quickly evolving stability and safety control system. We have invested approximately $13.8 million in facilities and equipment over the past three years as we continue to focus on new product development and enhance our production capabilities for our Connector business. Approximately 46% of combined manufactured and resale connector net sales in fiscal 2009 consisted of connectors manufactured by Kyocera.

Marketing, Sales and Distribution

We place a high priority on solving customers' electronic component design challenges and responding to their needs.  To better serve our customers we frequently designate teams consisting of marketing, research and development and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.  Costs related to these activities are expensed as incurred.

Approximately 31%, 24% and 45% of our net sales for fiscal 2009 were generated at our locations in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

Our products are marketed worldwide by our own dedicated direct sales personnel that serve our major OEM and EMS customers. We also have a large network of independent electronic component distributors and independent manufacturers' representatives who sell our products throughout the world. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers' representatives and independent electronic component distributors.  We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and independent electronic component distributors.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEM, EMS and electronic component distributor customers.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2007, 2008 and 2009.   Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC) and European Space Agency (ESA), and approved under certain foreign military specifications.

Typically, independent electronic component distributors handle a wide variety of products and fill orders for many customers.  The sales terms under non-exclusive agreements with independent electronic component distributors may vary by distributor, and by geographic region.  In the United States, Europe and Asia, such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs.  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales.  In the United States, we may utilize a ship and debit program under which pricing adjustments may be granted by us to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  In addition, certain agreements with distributors may include special incentive discounts based on amount of product ordered or shipped. Our agreements with independent electronic component distributors generally also require that we repurchase qualified inventory from the distributor in the event that we terminate the distributor agreement or discontinue a product offering.

We had a backlog of orders of approximately $238 million at March 31, 2007, $252 million at March 31, 2008 and $159 million at March 31, 2009.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns and product delivery lead times in the industry. Accordingly, the backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as orders from these arrangements are not typically reflected in backlog.

Research, Development and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists.  A 60,000 square-foot facility in Myrtle Beach, South Carolina is dedicated to research and development and provides centralized coordination of our global research and development efforts.  We also maintain research and development staffs at other facilities located in the United States, United Kingdom, Czech Republic, Israel and France.

Our research and development effort and also operational level engineering effort place a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $29 million, $35 million and $31 million during fiscal 2007, 2008 and 2009, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel, gold and copper used in our manufacturing processes.  The cost of these materials is subject to price fluctuation and many have risen significantly during the past few years.  In general, increases in the cost of raw materials may be offset by selling price increases, productivity improvement and cost savings programs, but that is not always the case.

We are a major consumer of the world’s annual production of tantalum.  Tantalum powder and wire are principal materials used in the manufacture of tantalum capacitor products.  These materials are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment and variations in the market.  The tantalum required to manufacture our products has generally been available in sufficient quantity. The limited number of tantalum material suppliers that process tantalum ore into capacitor grade tantalum powder has led to higher prices during periods of increased demand.

Competition

Markets for our products are highly competitive.  We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price.  We believe we are competitively positioned on each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd. and Vishay Intertechnology, Inc.  Our major competitors for certain electronic connector products are Tyco Electronics, Molex Incorporated and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2009, we employed approximately 9,900 full-time employees.  Approximately 1,900 of these employees are employed in the United States.  Of the employees located in the United States, approximately 500 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.  We currently have reserved approximately $19.9 million at March 31, 2009 related to these matters.  Except for the matters discussed below, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimate of remediation costs, we accrued $18.2 million in the quarter ended March 31, 2009 (which amount is included in the $19.9 million reserved as of March 31, 2009 for potential CERCLA liability as discussed above) as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. Our accrual represents the estimate of our costs to remediate; however, until all parties agree and remediation is complete, we can not be certain there will be no additional costs.

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

The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics
•	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Contact the Board – Whistleblower and Ethics Hotline Procedures

To review these documents, go to our website, click on “Corporate Information”, then on “Corporate Governance”.

Copies of our Form 10-K for the fiscal year ended March 31, 2009 (including the exhibits thereto) and of any of the other above filings or corporate governance documents are available, without charge, by mailing a request to the following address:

AVX Corporation
Investor Relations
P.O. Box 867
Myrtle Beach, SC 29578-0867

NYSE Certifications

Our common stock is listed on the New York Stock Exchange.  In accordance with New York Stock Exchange rules, on August 21, 2008 we filed the annual certification by our Chief Executive Officer that, as of the date of the certification we were in compliance with the NYSE listing standards.  For our fiscal year ended March 31, 2009, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are filed as exhibits to this Form 10-K.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the executive officers of the Company as of March 31, 2009:

Name	Age	Position
John S. Gilbertson	65	Chief Executive Officer and President
C. Marshall Jackson	60	Executive Vice President of Sales and Marketing
Peter Venuto	56	Vice President of Sales
Carl L. Eggerding	59	Vice President, Chief Technology Officer
Kurt P. Cummings	53	Vice President, Chief Financial Officer, Treasurer and Secretary
Keith Thomas	55	Vice President, President of Kyocera Electronic Devices
Peter Collis	57	Vice President of Tantalum Products
John Sarvis	59	Vice President of Ceramic Products
John Lawing	58	Vice President of Advanced Products

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

Peter Venuto

Vice President of Sales since 2009. Vice President of North American and European Sales from 2004 to 2009. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 until 2000.  Director of Strategic Accounts from 1990 until 1997.  Director of Business Development from 1987 until 1989.  Employed by the Company since 1987.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate.  Discussion about the important operational risks that our businesses encounter can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  We wish to caution the reader that the following important risk factors, and those factors described elsewhere in this report or other documents that we file or furnish to the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  Below, we have described our current view of certain important strategic risks.  These risks are not presented in order of importance or probability of occurrence.  Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

Continuing global economic and political uncertainty and constricted credit markets make budgeting and forecasting difficult and may reduce demand for our products and negatively affect our results of operations

Current conditions in the domestic and world economies are very uncertain and the global economy is in a weakened condition.  The global financial crisis, as well as ongoing political conflicts in the Middle East and elsewhere, has created many economic and political uncertainties that have impacted global markets.  As a result, it is difficult to predict changes in various parts of the world economy, including markets in which we participate.  Because our budgeting and forecasting depend upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult. Additionally, if current conditions continue, our business could be adversely impacted as reduced demand for our products may cause an excess of manufacturing capacity and staffing costs, thereby reducing gross margins and operating earnings until actions are implemented in reaction to new demand levels.

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

We must consistently reduce costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing, logistics operations and enhance operations in low cost labor markets in response to the current economic downturn and reduced needs of the electronic components market, we have incurred restructuring costs in the fiscal year ended March 31, 2009. In addition, we expect to incur additional restructuring costs during the next fiscal year as we continue to respond to global market conditions.  The amount of restructuring is difficult to predict in today’s volatile economy as we develop actions in response to anticipated market conditions and product demand.  If we are unsuccessful in implementing our restructuring and other cost reduction plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our business, financial condition and operating results.

We attempt to improve profitability by operating in countries in which manufacturing costs are lower; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions.  In addition, as we implement transfers of certain of our operations we may experience strikes or other types of unrest as a result of lay-offs or termination of our employees in higher-cost countries.

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

We must continue to develop innovative products to remain competitive

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

Our operating results are sensitive to raw material availability, quality and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers or may be subject to significant fluctuations in market prices.  Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, gold, copper and palladium, raw materials that we use in the manufacture of our products, are subject to fluctuation and have risen significantly in the past. Our inability to recover costs through increased sales prices could have an adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have an adverse effect on our results of operations.

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

Our sales to distribution sales channel customers may fluctuate

Selling products to our customers in the electronic component distribution sales channel has associated risks, including, without limitation, that sales can be negatively impacted on a short-term basis as a result of changes in distributor inventory levels; these changes may be unrelated to the purchasing trends by the end customer.  In the past, we have gone through cycles of inventory correction as distributors increase or decrease their supply chain inventories based upon their anticipated market needs and economic conditions.

Our backlog is subject to customer cancellation

We generally do not obtain firm, long-term purchase commitments from our customers.  Uncertain economic and geopolitical conditions have resulted in, and may continue to result in some of our customers delaying the delivery of products that we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated.  Many of the orders that comprise our backlog may be canceled by our customers without penalty.  Our customers may on occasion order components from multiple sources to ensure timely delivery when delivery lead times are particularly long.  They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown such as we are currently experiencing.  Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered.  Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities.  Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill and other intangible assets of an acquired business.

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing process, employee health and safety, labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information.

Changes in environmental compliance obligations of critical suppliers may adversely impact our operations

The Kyoto Protocol is an international agreement that sets binding targets for industrialized countries for reducing greenhouse gas emissions. We use significant amounts of electrical energy and processed ores in our production process.  The impact of the Kyoto Protocol on us and our suppliers is uncertain and may result in significant future additional costs for our operations.  Until an implementation plan is developed for responses to global climate change and to greenhouse gas emissions, it is impossible to assess the impact on specific industries and individual businesses within our industry or those key supplier industries.  It is generally believed that the electrical production industry, as a major producer of carbon dioxide, will bear a disproportionately large share of the anticipated cost of implementation. Any significant, sustained increase in energy costs could result in increases in our capital expenditures and operating expenses, which could have an adverse effect on our results of operations and financial condition.

Our results may be negatively affected by foreign currency exchange rates

We conduct business in several international currencies through our worldwide operations, and as a result, are subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Volatility in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. In order to minimize the effects of movements in currency exchange rates, we enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. In addition, we attempt to minimize currency exposure risk by producing our products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency. There can be no assurance that our approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of our worldwide operations. We do not engage in purchasing forward exchange contracts for speculative purposes.

Our operating results may be adversely affected by foreign operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate.  International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters including earthquake, tsunami and typhoon.  Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products.  There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Our products are subject to stringent specifications and operating tolerances

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers. We warrant that our products will meet such specifications. In the past, we have not incurred significant warranty claims. However, we have seen an increasing trend for claims related to end market product application failures or end-user recall or damage claims related to product defects which could result in future claims that have an adverse impact on our results of operations.

Fluctuations in the market values of our investment portfolio could adversely affect our financial condition and operating results

Although we have not recognized any material losses related to our cash equivalents, short-term investments, available for sale securities, or long-term investments, future declines in the market values of such investments could have an adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, a portion of our overall investment portfolio includes investments in the financial sector. If the issuers of such investments default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents, short-term investments, available for sale securities and long-term investments could decline and have an adverse effect on our financial condition and operating results. In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired.  This could result in lower interest income and/or higher other-than-temporary impairments.

Credit risk on our accounts receivable could adversely affect our financial condition and operating results

Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have an adverse effect on our financial condition and operating results.

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit qualities of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes. The credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations. If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures.

Returns on pension and retirement plan assets and interest rate changes could affect our earnings in future periods

The funding position of our pension plans is impacted by the performance of the financial markets, particularly the equity markets, and the discount rate used to calculate our pension obligations for funding and expense purposes.  Recent significant declines in the financial markets have negatively impacted the value of the assets in our defined benefit pension plans.  In addition, lower bond yields may reduce our discount rates, resulting in increased pension contributions and expense.

Funding obligations are determined under government regulations and measured each year based on the value of the assets and liabilities on a specific date.  If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions.  The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change in relatively short periods of time.  In a low interest rate environment, the likelihood of higher contributions in the future increases.

We may not generate sufficient future taxable income, which may require additional deferred tax assets valuation allowances

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

We also record a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  In the event that actual results differ from our estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

    If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual tax rates or the time period within which the underlying temporary differences become taxable or deductable, we could be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on future operating results.

Liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries which may be subject to restrictions or cause unfavorable tax or earnings consequences

A significant portion of our cash and investment securities are held by international subsidiaries.  While we intend to use a significant amount of the cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.  We have not experienced any significant liquidity restrictions in any country in which we operate and none are presently foreseen.

We may be required to record goodwill or intangible asset impairments which could result in significant charges to earnings

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite lived intangible assets are tested for impairment at least annually.  Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalizations, reduced estimates of future cash flows, and slower growth rates in our industry. In the event that the test shows that the carrying value of our goodwill and certain other intangible assets are impaired, we may be required to take an impairment charge to earnings under U.S. generally accepted accounting principles.

Changes in general economic conditions and other factors beyond our control may adversely impact our business

The following factors beyond our control could adversely impact our business:

•	A global economic slowdown in any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including but not limited to armed conflict and trade wars that could impact our, or our customers’ production capabilities.

•
Unforeseen interruptions to our business with our significant customers and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, environmental disruptions or inventory excesses.

In particular, we note that the status of the automotive industry in North America and globally is unsettled.  Until such matters are clarified, there is possible impact on the demand for some of our products and the liquidity and credit of some of our significant direct or indirect customers. We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances have automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $51.9 million in fiscal 2007, $70.9 million in fiscal 2008 and $44.2 million in fiscal 2009.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Myrtle Beach, SC	500,000	Owned	Manufacturing/Research/ Headquarters — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	74,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC
Atlanta, GA	49,000	Leased	Office/Warehouse — PC — CP
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	360,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	187,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	275,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	59,000	Leased	Warehouse — PC
Uherske Hradiste, Czech Republic	26,000	Leased	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	171,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	115,000	Owned	Manufacturing — CP
Juarez, Mexico	109,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP

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

See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX".  At May 1, 2009, there were approximately 423 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2009 and March 31, 2008.  On May 18, 2009, our Board of Directors declared a $0.04 dividend per share of common stock with respect to the quarter ended March 31, 2009.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2008		2009		Per Share
	High	Low	High	Low	2008	2009
First Quarter	$18.40	$15.00	$13.79	$11.22	$0.0400	$0.0400
Second Quarter	18.16	13.90	11.82	9.71	0.0400	0.0400
Third Quarter	17.54	13.00	10.37	7.10	0.0400	0.0400
Fourth Quarter	14.00	11.74	9.63	7.32	0.0400	0.0400

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2004 to the end of fiscal year 2009, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

Cumulative Total Return
	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09
AVX -NYSE	$ 100	$ 75	$ 110	$ 95	$ 81	$ 58
S & P 500	$ 100	$ 107	$ 119	$ 133	$ 127	$ 78
Peer Group	$ 100	$ 58	$ 64	$ 66	$ 44	$ 20

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2009, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1) (2)
1/1/09 - 1/31/09	-	$ -	-	8,105,828
2/1/09 - 2/28/09	146,000	8.66	146,000	7,959,828
3/1/09 - 3/31/09	75,200	8.28	75,200	7,884,628
Total	221,200	$ 8.53	221,200	7,884,628

(1)
On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

(2)
On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2009.  The selected consolidated financial data for the five fiscal years ended March 31, 2009 are derived from AVX's audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2005	2006	2007	2008	2009
Operating Results Data:
Net sales	$1,283,202	$1,333,208	$1,498,495	$1,619,275	$1,389,613
Cost of sales	1,105,164	1,125,917	1,201,337	1,328,491	1,158,196
Restructuring charges	-	-	-	2,421	15,123
Gross profit	178,038	207,291	297,158	288,363	216,294
Selling, general and administrative expenses	107,429	111,110	116,482	126,848	121,897
Environmental charge	-	-	-	-	18,200
Restructuring charges	-	-	-	-	3,504
In-process research and development charge	-	-	-	390	-
Other operating income	-	-	-	-	(4,051)
Profit from operations	70,609	96,181	180,676	161,125	76,744
Interest income	12,739	22,999	40,033	43,226	21,112
Interest expense	(376)	(1,454)	-	(456)	(139)
Other, net	5,072	1,894	(3,143)	(530)	(578)
Income before income taxes	88,044	119,620	217,566	203,365	97,139
Provision for income taxes	32,312	37,868	63,701	53,892	16,293
Net income	$55,732	$81,752	$153,865	$149,473	$80,846
Income per share:
Basic	$0.32	$0.47	$0.89	$0.87	$0.47
Diluted	$0.32	$0.47	$0.89	$0.87	$0.47
Weighted average common shares outstanding:
Basic	173,450	172,532	172,047	171,487	170,616
Diluted	173,906	173,053	172,751	172,065	170,689
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.16	$0.16

As of March 31,	2005	2006	2007	2008	2009
Balance Sheet Data:
Working capital	$921,564	$1,032,742	$1,214,035	$1,156,689	$983,102
Total assets	1,689,749	1,675,208	1,899,536	2,109,078	1,872,529
Stockholders' equity	1,439,251	1,448,109	1,635,279	1,829,351	1,669,753

Years Ended March 31,	2005	2006	2007	2008	2009
Other Data:
Capital expenditures	$48,324	$41,328	$51,881	$70,886	$44,205
Research, development and engineering expenses	36,699	30,904	29,397	35,465	31,477

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated revenues for the fiscal year ended March 31, 2009 were $1,389.6 million with net income of $80.8 million compared to consolidated revenues of $1,619.3 million with net income of $149.5 million for the fiscal year ended March 31, 2008. During the second half of fiscal 2009, we saw lower demand resulting primarily from weakness in the consumer electronic and automotive markets reflecting the downturn in global economic activity and disruption in the global financial markets. Supply chain inventory levels have remained lean throughout the fiscal year as distributor customers and end product manufacturers remain cautious and wait for improved end user demand before replenishing inventory levels. Overall sales prices for our commodity component products decreased slightly during the fiscal year. While we cannot predict how long this economic downturn will last, we are proactively taking actions to reduce overhead costs and other expenses.  We continue to manage our production output and tightly control our cost structure. We responded quickly to the downturn in orders and initiated aggressive cost reduction actions during the second half of the fiscal year. We incurred $18.6 million of restructuring charges, primarily related to global headcount reductions and factory shut downs at three facilities. We are continuing to reduce costs in line with global economic conditions and expect to incur additional restructuring charges during fiscal 2010. We also recorded an $18.2 million environmental charge as an estimate of our potential liability related to performance of certain environmental remediation actions at an abandoned facility in New Bedford, Massachusetts.

Despite uncertainty in the global economic environment, our financial position remained strong and we delivered strong operating cash flows.  In fiscal 2009, we generated operating cash flows of $65.0 million.  We use cash generated from operations to fund capital expenditures, repurchase shares of our common stock, which are held as treasury stock, and pay dividends. We have $762.5 million of cash, cash equivalents and securities investments and no debt as of March 31, 2009.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices that are manufactured by our customers.  As a result, we have continued our focus on value-added advanced products and connectors to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies and rationalizing our production capabilities around the world.  We believe that this philosophy will enable us to adapt quickly and benefit when market conditions improve and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position, as illustrated by the acquisition of American Technical Ceramics Corp. (“ATC”) in September 2007, which further enhanced our product line offerings of value-added advanced products. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

We expect that fiscal 2010 may be another challenging year, but with the possibility of a rebound in market demand. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  Some markets we serve have slowed as a result of the unprecedented global credit crisis and softening of the global economic environment.  We expect to see continued pricing pressure in the markets we serve as our customers look to offset the impacts of the current economic downturn and rising production costs.  In response to anticipated market conditions, we expect to continue to focus on cost reductions and expect additional restructuring actions in the near term for overhead reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s sophisticated electronic devices.  If conditions in the credit and capital markets worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is much uncertainty in the near-term market as a result of the current economic conditions, we continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) a projected increase in the long-term worldwide demand for electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Connector product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies to weather this current economic downturn will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

Net sales for the fiscal year ended March 31, 2009 were $1,389.6 million compared to $1,619.3 million for the fiscal year ended March 31, 2008.

The table below represents product group revenues for the fiscal years ended March 31, 2007, 2008 and 2009.

(in thousands)	Years Ended March 31,
Sales revenue:	2007	2008	2009
Ceramic Components	$228,136	$211,759	$165,740
Tantalum Components	286,943	312,761	268,326
Advanced Components	376,356	433,646	434,039
Total Passive Components	891,435	958,166	868,105
KDP and KKC Resale	434,857	468,186	354,258
KEC Resale Connectors	74,911	86,531	76,209
Total KED Resale	509,768	554,717	430,467
Connectors	97,292	106,392	91,041
Total Revenue	$1,498,495	$1,619,275	$1,389,613

Passive Component sales were $868.1 million for the fiscal year ended March 31, 2009 compared to $958.2 million during the fiscal year ended March 31, 2008.  The sales decrease in Passive Components reflects the overall decline in global markets resulting from the current economic uncertainty as both consumers and manufacturers reduced spending. Lower demand in the consumer electronics and automotive markets was partially offset by increases in the medical and military markets. Additionally, revenues were favorably impacted by the Company’s strategy to focus on a higher mix of value-added products from our Advanced Components group and the effects of including ATC sales since its acquisition in September 2007. The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales, a higher mix of commodity priced components and a moderate decrease in average selling prices reflective of the downturn in the economy.  The decrease in sales of Tantalum Components is the result of lower sales unit volume due to a decrease in demand for these components as customers reduced inventory levels in response to the overall decline in economic conditions during the fiscal year or changed product designs.

KDP and KKC Resale sales were $354.3 million for the fiscal year ended March 31, 2009 compared to $468.2 million during the fiscal year ended March 31, 2008.  When compared to fiscal 2008, the decrease during fiscal 2009 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the telecommunications market, resulting from the uncertainty in global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, were $ 167.3 million in the fiscal year ended March 31, 2009 compared to $ 192.9 million during the fiscal year ended March 31, 2008. This decrease was primarily attributable to a decrease in the automotive and consumer products sectors as a result of the adverse economy, particularly in the last half of the fiscal year. This decrease was slightly offset by increases in sales volume related to production demand for certain smart phone devices when compared to the prior year.

Our sales to independent electronic distributors represented 35.9% of total net sales for the fiscal year ended March 31, 2009, compared to 41.0% for fiscal year ended March 31, 2008. Our distributor customers have been limiting their intake of inventory and maintaining lower inventory levels in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $38.5 million, or 7.2% of gross sales to distributor customers, for the fiscal year ended March 31, 2009 and $43.0 million, or 6.1% of gross sales to distributor customers, for the fiscal year ended March 31, 2008. Applications under such programs for fiscal years ended March 31, 2009 and 2008 were approximately $ 39.1 million and $ 42.0 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2008, sales for the fiscal year ended March 31, 2009 decreased 11.2% in Europe and 0.7% in the Americas. Decreases in these regions were reflective of lower demand for product due to the decline of the global market, partially offset by an increase in the sales of Advanced Components products related to the addition of ATC in September of 2007. In addition, there was lower demand in Asia, where sales for the fiscal year ended March 31, 2009 decreased 22.9% compared to the prior year driven by declines in the consumer market. In addition, the movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales for the year ended March 31, 2009 of approximately $19.5 when compared to the prior year.

    Gross profit in the fiscal year ended March 31, 2009 was 15.6% of sales or $ 216.3 million compared to a gross profit margin of 17.8% or $288.4 million in the fiscal year ended March 31, 2008.  This decrease is attributable to several factors including the factors discussed above relating to lower sales coupled with lower production volumes and the increased cost of raw materials and utilities. We incurred restructuring charges of $15.1 million related to headcount reductions and other charges including those related to facility closures as we continue to realign production capabilities and reduce operating costs. We recorded $2.4 million of restructuring costs during fiscal year 2008. During the fiscal year ended March 31, 2009, lower end user demand and higher costs were partially offset by our continued efforts to increase production efficiency, lower operating costs and pursue increased capacity for the production of value added products. In addition, there was a negative impact on costs due to currency movement of the U.S. dollar against certain foreign currencies resulting in an unfavorable impact of approximately $34.4 million when compared to the prior year. Also, compared to the fiscal year ended March 31, 2008, depreciation and amortization expense in the fiscal year ended March 31, 2009 was $10.7 million higher primarily as a result of the acquisition of ATC.

Selling, general and administrative expenses for the fiscal year ended March 31, 2009 were $121.9 million, or 8.8% of net sales, compared to $126.8 million, or 7.8% of net sales, for the fiscal year ended March 31, 2008.  The decrease in selling, general and administrative expenses was primarily due to lower sales and savings as a result of headcount reductions and other cost control measures starting in fiscal 2008 and continuing throughout fiscal 2009.  During the fiscal year ended March 31, 2009, we recorded $3.5 million of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new and maintaining existing products, processes and technical innovations, were approximately $35.5 million and $31.5 million in fiscal 2008 and 2009, respectively.  Research and development costs included therein decreased slightly in fiscal 2009 to $11.7 million compared to $12.5 million in fiscal 2008.  Engineering expenses decreased $3.2 million to $19.8 million in fiscal 2009 compared to $23.0 million in fiscal 2008.

Profit from operations for the fiscal year ended March 31, 2009 was $76.7 million compared to $161.1 million for the fiscal year ended March 31, 2008. This decrease is a result of the above factors, and the recognition of an $18.2 million environmental charge as an estimate of our potential liability related to the performance of certain environmental remediation actions at an abandoned facility in New Bedford, Massachusetts. See Note 12 to our consolidated financial statements elsewhere herein for further discussion related to this environmental charge. The overall decrease was partially offset by a gain of $4.0 million related to the sale of corporate assets during the fiscal year.

Other income decreased $21.8 million to $20.4 million in fiscal 2009 compared to $42.2 million in fiscal 2008. This decrease is due to lower interest income resulting from lower cash and securities investment balances and lower interest rates during the fiscal year and $4.2 million of impairment charges related to the decline in market value of certain available-for-sale securities. This decrease was partially offset by net currency exchange gains during the fiscal year.

The effective tax rate for the fiscal year ended March 31, 2009 was 16.8% compared to an effective tax rate of 26.5% for the fiscal year ended March 31, 2008. The provision for income taxes in the fiscal year ended March 31, 2009 was favorably impacted by $3.7 million of reinvestment allowances associated with operations in Malaysia and by a reduction of $8.5 million of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, the income tax provision was favorably impacted by $8.5 million and $8.1 million of recapture that expired during the fiscal years ended March 31, 2009 and 2008, respectively. We estimate a further reduction in deferred tax liabilities of $16.6 million and $3.6 million over the next two fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.  In addition, the effective tax rate for the fiscal year ended March 31, 2009 benefited from higher income being generated in certain lower tax rate jurisdictions when compared to the prior year.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2009 was $80.8 million compared to $149.5 million for the fiscal year ended March 31, 2008.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Net sales for the fiscal year ended March 31, 2008 increased $120.8 million, or 8.1%, to $1,619.3 million compared to $1,498.5 million for the fiscal year ended March 31, 2007.

In fiscal 2008, the demand for electronic components continued to increase as end users demanded more and smaller electronic devices with greater functionality. Compared to the prior year, Passive Components sales increased $66.7 million, or 7.5%, to $958.2 million, KDP and KKC Resale sales increased $33.3 million, or 7.7%, to $468.2 million and total Connector sales, including KEC Resale connectors, increased $20.7 million, or 12.0%, to $192.9 million.

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

Connector sales, including KEC Resale connectors, increased $20.7 million, or 12.0%, to $192.9 million for the fiscal year ended March 31, 2008 compared to $172.2 million in the prior year.  This increase was primarily attributable to a 14.3% increase in unit volume partially due to increased demand from the automotive sector, as more electronic content and functionality is being built into today’s vehicles, in addition to increased customer demand for complex handheld electronic devices.

Our sales to independent electronic component distributors represented 41.0% of total sales for the fiscal year ended March 31, 2008, compared to 42.2% for the fiscal year ended March 31, 2007.  Our sales to distributors involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  We record an estimated sales allowance for ship and debit and stock rotation at the time of sale based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management.  Charges for ship and debit and stock rotation were $43.0 million, or 6.1% of gross sales to distributors, for the fiscal year ended March 31, 2008 compared to charges of $38.1 million, or 5.7% of gross sales to distributors, for the fiscal year ended March 31, 2007. We had remaining allowances for ship and debit and stock rotation of $11.9 million and $12.9 million at March 31, 2007 and 2008, respectively.

Geographically, compared to the fiscal year ended March 31, 2007, sales for the fiscal year ended March 31, 2008 increased 12.0% in Asia and 11.4% in Europe reflecting increased customer production and demand in the Asian and European regions, as well as the effect of the weaker U.S. dollar in those regions, while the Americas experienced a 1.0% decrease in sales.  The Asian and European regions experienced increases of approximately 20% each in unit sales volume.  The weakening of the U.S. dollar against certain foreign currencies positively impacted consolidated sales by approximately $40.0 million during the fiscal year, when compared to the fiscal year ended March 31, 2007.

Gross profit for the fiscal year ended March 31, 2008 was $288.4 million, or 17.8% of sales, compared to $297.2 million, or 19.8% of sales in the fiscal year ended March 31, 2007.  This decrease is due to several factors including an increase in material costs due to higher metal prices, higher utility and transportation costs in addition to higher reported cost resulting from the weaker U.S. dollar primarily in the European region. This decrease was partially offset by a product mix reflecting the Company’s marketing focus on higher margin value added products in addition to an improved cost structure as the Company continued to enhance production capabilities in lower cost facilities and implement cost reduction actions to reduce operating costs.  In addition, in fiscal 2008, gross profit was negatively impacted by $2.4 million as a result of headcount reduction costs. During the fiscal year ended March 31, 2008, reported costs were unfavorably impacted by approximately $50.5 million due to currency translation as the U.S. dollar weakened against certain foreign currencies when compared to the fiscal year ended March 31, 2007.

Selling, general and administrative expenses for the fiscal year ended March 31, 2008 increased 8.9%, or $10.4 million, to $126.8 million, or 7.8% of net sales, compared with $116.5 million, or 7.8% of net sales, for the fiscal year ended March 31, 2007. The $10.4 million increase in selling, general and administrative expenses was due to higher direct selling expenses primarily due to higher commissions on increased sales in addition to slightly higher employee wage and benefit costs. This includes the impact of the increased sales and related expenses of ATC products during the second half of the fiscal year ended March 31, 2008. In addition, we recognized $2.0 million for amortization of intangibles related to the ATC acquisition.

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

As a result of the above factors, and the recognition of $0.4 million of an in-process research and development charge related to the ATC acquisition, profit from operations for the fiscal year ended March 31, 2008 was $161.1 million compared to $180.7 million for the fiscal year ended March 31, 2007.

        Other income increased $5.4 million to $42.2 million in fiscal 2008 compared to $36.9 million in fiscal 2007.  The increase is primarily due to higher interest income resulting from improved rates of return on higher average balances of invested cash and securities partially offset by realized currency losses.

The effective tax rate for the fiscal year ended March 31, 2008 was 26.5%. The provision for income taxes in the fiscal year ended March 31, 2008 was favorably impacted by a reduction of $8.1 million of deferred tax liabilities, compared to $3.4 million in the prior year resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. In addition, the effective tax rate benefited from higher income being generated in certain lower tax rate jurisdictions. This compares to an effective tax rate of 29.3% for the fiscal year ended March 31, 2007.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2008 was $149.5 million compared to $153.9 million for the fiscal year ended March 31, 2007.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2009, we had a current ratio of 7.6 to 1, $762.5 million of cash, cash equivalents and investments in securities, $1,669.8 million of stockholders' equity and no debt.

Net cash from operating activities was $65.0 million for the fiscal year ended March 31, 2009, compared to $181.9 million for the fiscal year ended March 31, 2008 and $245.0 million for the fiscal year ended March 31, 2007.  The decrease in fiscal 2009 is primarily the result of lower earnings and increases in net working capital.

Purchases of property and equipment were $44.2 million in fiscal 2009, $70.9 million in fiscal 2008 and $51.9 million in fiscal 2007. Expenditures primarily related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. We continue to make strategic capital investments in our advanced and specialty passive component and connector products and expect to incur capital expenditures of approximately $35 million in fiscal 2010.  The actual amount of capital expenditures will depend upon the outlook for end market demand. During fiscal 2009, we paid out $6.7 million related to contingent consideration from a previous acquisition whose purchase price was based on future sales and profitability of products related to the acquisition.

Our funding is internally generated through operations and investment income from cash and investments in securities. During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities, drawing revolvers, issuing debt and raising capital generally, which have had an adverse impact on their liquidity.  We have assessed the implications of these factors on our current business and believe that based on the financial condition of the Company as of March 31, 2009, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2007, 2008 and 2009, dividends of $25.8 million, $27.5 million and $27.3 million, respectively, were paid to stockholders.

On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock. On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2009, there were 7,884,628 shares that may yet be repurchased under this program.

We purchased 971,400 shares at a cost of $14.8 million during fiscal 2007, 1,179,100 shares at a cost of $17.1 million during fiscal 2008 and 1,123,672 shares at a cost of $11.4 million during fiscal 2009.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2009, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $2.1 million.

       We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $5.9 million to our defined benefit plans during the year ended March 31, 2009 and estimate that we will make contributions of approximately $6.0 million during the fiscal year ending March 31, 2010.  We have unfunded pension liabilities of approximately $30.8 million related to these defined benefit pension plans as of March 31, 2009.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2009, were approximately $22.6 million.

    From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2009, we had one delivery contract outstanding with a purchase commitment of $2.3 million.

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

        On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the United States Environmental Protection Agency (“EPA”) with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimate of remediation costs, we accrued $18.2 million in the quarter ended March 31, 2009 as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties.  Our accrual represents the estimate of our costs to remediate; however, until all parties agree and remediation is complete, we can not be certain there will be no additional costs.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.9 million at March 31, 2009.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2009 as noted below.

			FY 2011 -	FY 2013 -
Contractual Obligations (in thousands)	Total	FY 2010	FY 2012	FY 2014	Thereafter
Operating Leases	$22,637	$6,092	$9,605	$4,489	$2,451

At March 31, 2009 we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $2.1 million.

As discussed in Note 9 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2009, in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) issued by the Financial Accounting Standards Board (“FASB”), was $5.1 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2009, we made contributions of $6.5 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2010 will be approximately the same as in fiscal 2009.

        During the fiscal year ended March 31, 2009, we made contributions of $0.8 million to our U.S. defined benefit plans and $5.1 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2010 will be approximately $1.1 million for our U.S. defined benefit plans and $4.9 million for our international defined benefit plans.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2009, we had one delivery contract outstanding with a purchase commitment of $2.3 million.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, warranties, inventories, pensions, income taxes and contingencies.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, there can be no assurance that actual results will not differ from these estimates and assumptions.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.  In management's opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

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

Distribution Programs

A portion of our sales are to independent electronic component distributors which are subject to various distributor sales programs.  We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

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

       Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit ("ship and debit") is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  Ship and debit authorizations may cover current and future distributor activity for a specifi part for sale to their customer.  In accordance with Staff Accounting Bulletin No.104 Topic 13, "Revenue Recognition", at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  In accordance with SFAS 48, we record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future credits under the ship and debit program.  Our actual results approximate our estimates.  At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

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

         In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 effective April 1, 2007. Accruals for estimated interest and penalties are recorded as a component of interest expense.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted the provisions of SFAS 158 effective March 31, 2007. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. During the fiscal year ended March 31, 2008, we adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we adopted the measurement elements of SFAS 158 for the year ended March 31, 2009. The change in measurement date did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. We adopted these provisions of SFAS 157 effective April 1, 2008. The related disclosures are included in Note 4 to our consolidated financial statements elsewhere in this Form 10-K. On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of these provisions of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this statement as of April 1, 2008 and have elected not to apply the fair value accounting option to any of our applicable financial instruments.

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

In March, 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS 161 on January 1, 2009 and have modified the presentation of the information related to our derivative instruments. See these disclosures in Note 13 to our consolidated financial statements elsewhere in this Form 10-K. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are assessing the potential impact of adoption on our consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. We would be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3, as defined by SFAS 157. The disclosures about plan assets required by this FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures concerning plan assets, the adoption of FSP 132(R)-1 will not affect our consolidated financial position, results of operations or cash flows.

    In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.
•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP FAS 157-4 reaffirms the view in SFAS 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirement of other-than-temporary impairments of debt and equity securities.

These pronouncements are effective for fiscal years and interim reporting periods ending after June 15, 2009. We do not expect the adoption of these pronouncements will have a material impact on our consolidated financial statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 1, 2009, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 71% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera.  On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering.  In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Our business includes transactions with Kyocera. Such transactions involve the purchase of resale inventories, raw materials, supplies, and equipment, the sale of products for resale, raw materials, supplies and equipment, the payment of dividends, subcontracting activities and commissions.  See Note 14 to our consolidated financial statements elsewhere herein for more information on the related party transactions.

One principal strategic advantage for AVX is its ability to produce a broad product offering to its customers.  The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage.  In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits AVX.  An adverse change in our relationship with Kyocera could have a negative impact on our results of operations.  AVX and Kyocera have executed several agreements which govern the foregoing transactions and which are described below.

The Special Advisory Committee of our Board, comprised of our independent directors (currently Messrs. Stach, DeCenzo, and Christiansen), reviews and approves any agreements between AVX and Kyocera and any significant transactions between AVX and Kyocera not covered by such agreements. The committee is also responsible for reviewing and approving any agreements and transactions between AVX and any other related party that are or may be within the scope of applicable rules, regulations and guidance of the New York Stock Exchange and Item 404 of Regulation S-K, if they arise. The Special Advisory Committee operates under a written charter which sets forth the policies and procedures for such approvals. In approving any such agreement or transaction pursuant to those procedures, the Special Advisory Committee must determine that, in its judgment, the terms thereof are equivalent to those to which an independent unrelated party would agree at arm’s-length or are otherwise in the best interests of the Company and its stockholders generally.  Each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to those to which an independent unrelated party would agree at arm's-length.

Products Supply and Distribution Agreement.  Pursuant to the Products Supply and Distribution Agreement (the "Distribution Agreement") (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products to certain customers in certain territories outside of Japan and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan.  The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

Disclosure and Option to License Agreement.  Pursuant to the Disclosure and Option to License Agreement (the "License Agreement"), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products, as well as the license of technologies in certain circumstances.  The License Agreement has a term of one year with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

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

Machinery and Equipment Purchase Agreement.  Pursuant to the Machinery and Equipment Purchase Agreement (the "Machinery Purchase Agreement"), AVX and Kyocera will, from time to time, design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electronic components.  The Machinery Purchase Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

The Buzzer Assembly Agreement. Effective December 31, 2008, AVX and Kyocera terminated the Buzzer Assembly Agreement under which AVX assembled electronic components for Kyocera in AVX’s Juarez, Mexico facility. The agreement was terminated as a result of Kyocera’s decision to stop producing those electronic components.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by our foreign subsidiaries may be denominated in local currency.  See Note 13 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

For fiscal 2009, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred a foreign currency gain or loss of approximately $26 million in fiscal 2009.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily tantalum, palladium, platinum, silver, nickel, gold and copper. Prices for many of these metals have fluctuated significantly during the past year.

Tantalum powder and wire are principal materials used in the manufacture of tantalum capacitor products.  These materials may be purchased under contracts with suppliers from various parts of the world at prices that are subject to periodic adjustment and variations in the market.  The tantalum required to manufacture our products has generally been available in sufficient quantity.  In the past, the limited number of tantalum material suppliers has led to higher prices during periods of increased demand.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 48 of this report:

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2009.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2009, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors, compliance and our corporate governance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

Code of Business Conduct and Ethics

As discussed above in “Company Information and Website” in Item 1 of Part I of this Annual Report on Form 10-K, our Code of Business Conduct and Ethics and the Code of Business Conduct and Ethic Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers have been posted on our website. We will post on our website any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics or the Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

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
3.2
By-laws of AVX Corporation as Amended and Restated March 30, 2009 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

*10.1
Amended AVX Corporation 1995 Stock Option Plan as amended through October 24, 2000 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).

*10.2
Amended Non-Employee Directors' Stock Option Plan as amended through February 4, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).

10.3
Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2000).

*10.4	AVX Nonqualified Supplemental Retirement Plan Amended and Restated effective January 1, 2008 (the AVX Corporation SERP was merged into this plan effective January 1, 2005).
*10.5	Deferred Compensation Plan for Eligible Board Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).
*10.6
Employment Agreement between AVX Corporation and John S. Gilbertson dated December 19, 2008 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2008).

*10.7	AVX Corporation 2004 Stock Option Plan as amended through July 23, 2008 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
*10.8
AVX Corporation 2004 Non-Employee Directors' Stock Option Plan as amended through July 28, 2008 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

*10.9
Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2004 Stock Option Plan and AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2005).

*10.10	AVX Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
10.11
Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.12
Materials Supply Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.13
Agreement and Plan of Merger, dated as of June 15, 2007, by and among AVX Corporation, Admiral Byrd Acquisition Sub, Inc. and American Technical Ceramics Corp. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by the Company with the Securities and Exchange Commission on June 25, 2007).

10.14
Disclosure and Option to License Agreement effective as of April 1, 2008 by and between Kyocera Corporation and AVX Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 25, 2008).

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
Dated: May 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 20, 2009
*
John S. Gilbertson	Chairman of the Board, Chief Executive Officer and President	May 20, 2009
*
Donald B. Christiansen	Director	May 20, 2009
*
Kensuke Itoh	Director	May 20, 2009
*
Makoto Kawamura	Director	May 20, 2009
*
Rodney N. Lanthorne	Director	May 20, 2009
*
Joseph Stach	Director	May 20, 2009
*
David DeCenzo	Director	May 20, 2009
*
Tetsuo Kuba	Director	May 20, 2009
*
Yuzo Yamamura	Director	May 20, 2009

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,
Assets	2008	2009
Current assets:
Cash and cash equivalents	$568,864	$522,709
Short-term investments in securities	50,000	-
Available-for-sale securities	44,790	24,014
Accounts receivable - trade, net	198,641	141,525
Accounts receivable - affiliates	5,121	2,190
Inventories	421,216	365,003
Deferred income taxes	38,940	35,016
Prepaid and other	49,633	42,047
Total current assets	1,377,205	1,132,504
Long-term investments in securities	108,999	199,192
Long-term available-for-sale securities	42,666	16,565
Property and equipment:
Land	26,346	25,705
Buildings and improvements	329,486	301,007
Machinery and equipment	1,330,493	1,125,159
Construction in progress	20,940	15,651
	1,707,265	1,467,522
Accumulated depreciation	(1,390,693)	(1,204,135)
	316,572	263,387
Goodwill	159,013	162,263
Intangible assets - net	95,046	90,586
Other assets	9,577	8,032
Total Assets	$2,109,078	$1,872,529
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$66,601	$25,294
Accounts payable - affiliates	70,551	38,681
Income taxes payable	10,616	2,928
Accrued payroll and benefits	45,987	39,227
Accrued expenses	26,761	43,272
Total current liabilities	220,516	149,402
Pensions	25,826	30,335
Other liabilities	33,385	23,039
Total non-current liabilities	59,211	53,374
Total Liabilities	279,727	202,776
Commitments and contingencies (Notes 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 171,066 and 170,384 shares for 2008 and 2009, respectively
Additional paid-in capital	342,843	343,275
Retained earnings	1,349,349	1,402,202
Accumulated other comprehensive income	207,350	64
Treasury stock, at cost,	(71,955)	(77,552)
5,303 and 5,984 shares for 2008 and 2009, respectively
Total Stockholders' Equity	1,829,351	1,669,753
Total Liabilities and Stockholders' Equity	$2,109,078	$1,872,529

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2007	2008	2009
Net sales	$1,498,495	$1,619,275	$1,389,613
Cost of sales	1,201,337	1,328,491	1,158,196
Restructuring charges	-	2,421	15,123
Gross profit	297,158	288,363	216,294
Selling, general and administrative expenses	116,482	126,848	121,897
Environmental charge	-	-	18,200
Restructuring charges	-	-	3,504
In-process research and development charge	-	390	-
Other operating income	-	-	(4,051)
Profit from operations	180,676	161,125	76,744
Other income (expense):
Interest income	40,033	43,226	21,112
Interest expense	-	(456)	(139)
Other, net	(3,143)	(530)	(578)
Income before income taxes	217,566	203,365	97,139
Provision for income taxes	63,701	53,892	16,293
Net income	$153,865	$149,473	$80,846
Income per share:
Basic	$0.89	$0.87	$0.47
Diluted	$0.89	$0.87	$0.47

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2006	172,216	$1,764	$(53,265)	$338,784	$1,098,237	$62,589	$1,448,109	$ 44,757
Net income					153,865		153,865	153,865
Other comprehensive
income						69,080	69,080	69,080
Dividends of $0.15
per share					(25,819)		(25,819)
Stock-based
compensation expense				2,629			2,629
Stock option activity	430		5,581	(1,169)			4,412
Tax benefit of stock
option exercises				667			667
Treasury stock purchased	(972)		(14,807)				(14,807)
Adjustment to initially
apply SFAS No. 158, net of tax in the amount of $1,299						(2,857)	(2,857)
Balance, March 31, 2007	171,674	$1,764	$(62,491)	$340,911	$1,226,283	$128,812	$1,635,279	$ 222,945
Net income					149,473		149,473	149,473
Other comprehensive
income						78,538	78,538	78,538
Dividends of $0.15
per share					(27,466)		(27,466)
Stock-based
compensation expense				2,749			2,749
Adjustment to initially
apply FIN 48					1,059		1,059
Stock option activity	571		7,677	(1,811)			5,866
Tax benefit of stock
option exercises				994			994
Treasury stock purchased	(1,179)		(17,141)				(17,141)
Balance, March 31, 2008	171,066	$1,764	$(71,955)	$342,843	$ 1,349,349	$ 207,350	$1,829,351	$ 228,011
Net income					80,846		80,846	80,846
Other comprehensive
loss						(207,286)	(207,286)	(207,286)
Dividends of $0.16
per share					(27,316)		(27,316)
Stock-based
compensation expense				2,488			2,488
Adjustment to initially
apply SFAS No. 158, remeasurement					(677)		(677)
Stock option activity	442		5,825	(2,296)			3,529
Tax benefit of stock
option exercises				240			240
Treasury stock purchased	(1,124)		(11,422)				(11,422)
Balance, March 31, 2009	170,384	$1,764	$(77,552)	$343,275	$1,402,202	$ 64	$ 1,669,753	$ (126,440)

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2007	2008	2009
Operating Activities:
Net income	$153,865	$149,473	$80,846
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	53,859	55,546	66,198
In-process research and development charge	-	390	-
Stock-based compensation expense	2,629	2,749	2,488
Deferred income taxes	11,245	(460)	(9,483)
Loss on pro rata distribution of available-for-sale securities	-	980	-
(Gain) Loss on available-for-sale securities	-	(1,748)	4,216
Gain on sale of property, plant & equipment, net of retirements	(88)	(189)	(2,847)
Changes in operating assets and liabilities:
Accounts receivable	(12,402)	6,320	44,648
Inventories	(6,721)	(23,363)	7,668
Accounts payable and accrued expenses	42,998	5,968	(125,109)
Income taxes payable	6,139	(3,506)	(20,124)
Other assets	(2,921)	5,313	(1,153)
Other liabilities	(3,574)	(15,610)	17,643
Net cash provided by (used in) operating activities	245,029	181,863	64,991
Investing Activities:
Purchases of property and equipment	(51,881)	(70,886)	(44,205)
Purchase of business, net of cash acquired	-	(226,107)
Pro rata distribution of available-for-sale securities	-	(114,705)
Sales and redemptions of available-for-sale securities	-	26,461	42,447
Purchases of investment securities	(228,000)	(159,000)	(309,193)
Sales and redemptions of investment securities	238,181	284,000	269,000
Proceeds from property, plant & equipment dispositions	88	2,261	6,106
Contingent consideration for a prior acquisition	-	-	(6,677)
Other investing activities	-	-	202
Net cash provided by (used in) investing activities	(41,612)	(257,976)	(42,320)
Financing Activities:
Repayment of debt	-	(5,367)	-
Dividends paid	(25,819)	(27,466)	(27,316)
Purchase of treasury stock	(14,807)	(17,141)	(11,422)
Proceeds from exercise of stock options	4,412	5,866	3,529
Excess tax benefit from stock-based payment arrangements	667	994	240
Net cash provided by (used in) financing activities	(35,547)	(43,114)	(34,969)

Effect of exchange rate on cash	11,186	3,709	(33,857)
Increase (decrease) in cash and cash equivalents	179,056	(115,518)	(46,155)
Cash and cash equivalents at beginning of period	505,326	684,382	568,864
Cash and cash equivalents at end of period	$684,382	$568,864	$522,709

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2009, Kyocera owned approximately 71% of the Company's outstanding shares of common stock.

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

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $53,859, $53,542 and $61,738 for the fiscal years ended March 31, 2007, 2008 and 2009, respectively.

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

Goodwill and Acquired Intangible Assets:

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets".  Pursuant to SFAS 142, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  The Company's annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2007, 2008 or 2009.

The Company has determined that certain intangible assets have finite useful lives. These assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $2,004 and $4,460 for the fiscal years ended March 31, 2008 and March 31, 2009, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the provision of FIN 48 effective April 1, 2007. Accruals for estimated interest and penalties are recorded as a component of interest expense.

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

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and are $11,285, $12,450, and $11,703 for the fiscal years ended March 31, 2007, 2008, and 2009, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2007	2008	2009
Engineering expense:
Cost of sales	$16,534	$20,619	$17,283
Selling general and administrative expense	1,578	2,396	2,491
Total engineering expense	$18,112	$23,015	$19,774

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

Treasury Stock:

In April 2001, October 2005 and October 2007, the Company's Board of Directors approved stock repurchase authorizations whereby up to 15,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 972 shares were purchased during the fiscal year ended March 31, 2007, 1,179 shares were purchased during the fiscal year ended March 31, 2008 and 1,124 shares were purchased during the fiscal year ended March 31, 2009.  The Company purchased 221 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2009.  As of March 31, 2009, the Company had in treasury 5,984 common shares at a cost of $77,552.  There are 7,885 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

As described in Note 9 below, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective April 1, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

As described in Note 10 below, effective March 31, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. During the fiscal year ended March 31, 2008, the Company adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on its consolidated financial position, results of operations, or cash flows. In addition, the Company adopted the measurement elements of SFAS 158 for the year ended March 31, 2009. The change in measurement date did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures.  This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007.  The Company adopted these provisions of SFAS 157 effective April 1, 2008. The related disclosures are included in note 4 below. On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

In March, 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on January 1, 2009 and has modified the presentation of the information related to its derivative instruments. See these disclosures in Note 13 below. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. The Company would be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3, as defined by SFAS 157. The disclosures about plan assets required by this FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures concerning plan assets, the adoption of FSP 132(R)-1 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.
•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP FAS 157-4 reaffirms the view in SFAS 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirement of other-than-temporary impairments of debt and equity securities.

These pronouncements are effective for fiscal years and interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of these pronouncements will have a material impact on the consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2007, 2008 and 2009:

	2007	2008	2009
Net Income	$153,865	$149,473	$80,846
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	172,047	171,487	170,616
Basic earnings per share	$0.89	$0.87	$0.47
Computation of Diluted EPS:
Weighted Average Shares Outstanding	172,047	171,487	170,616
Effect of stock options	704	578	73
Shares used in Computing Diluted EPS (1)	172,751	172,065	170,689
Diluted Income per share	$0.89	$0.87	$0.47

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti dilutive, were 2,828 shares, 3,615 shares and 7,595 shares for the fiscal years ended March 31, 2007, 2008 and 2009, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:

	Years Ended March 31,
	2007	2008	2009
Net income	$153,865	$149,473	$80,846
Other comprehensive income (loss):
Pension liability and other savings plan liability adjustment	(1,464)	6,677	(4,882)
Foreign currency translation adjustment	69,597	70,909	(196,686)
Foreign currency cash flow hedges	947	2,041	(3,954)
Unrealized loss on available-for-sale securities	-	(1,089)	(1,764)
Comprehensive income (loss)	$222,945	$228,011	$(126,440)

The accumulated balance of comprehensive income is as follows:

	Years Ended March 31,
	2007	2008	2009
Pension liability and other savings plan liability adjustment	$(31,825)	$(22,291)	$(27,173)
Foreign currency translation adjustment	156,929	227,838	31,152
Foreign currency cash flow hedges	851	2,892	(1,062)
Unrealized loss on available-for-sale securities	-	(1,089)	(2,853)
Adjustment to initially apply SFAS 158	2,857	-	-
Balance at end of period	$128,812	$207,350	$64

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$ 24,014	$ -	$ 19,813	$ 4,201
Available-for-sale investment securities - long-term	16,565	-	13,668	2,897
Assets held in the non-qualified deferred compensation program(1)	7,265	7,265	-	-
Total	$ 47,844	$ 7,265	$ 33,481	$ 7,098

Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 7,265	$ 7,265	$ -	$ -
Foreign currency derivatives(2)	1,025	-	1,025	-
Total	$ 8,290	$ 7,265	$ 1,025	$ -

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability of the Company as the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2009 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges under SFAS 133 are recorded in other comprehensive income. Realized gains and losses on derivatives classified as cash flow hedges under SFAS 133 and gains and losses on derivatives not designated as hedges under SFAS 133 are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the fiscal year ended March 31, 2009.

Available-for-sale marketable securities
Year Ended March 31, 2009
Balance, beginning of period	$ 14,364
Net realized and unrealized gains (losses) included in earnings	(2,672)
Net unrealized gains (losses) included in comprehensive income	(1,342)
Purchases, issuances and settlements	(8,490)
Transfers in and/or out of Level 3, net	5,238
Balance, end of period	$ 7,098

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

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2009, all of the Company’s forward contracts have been designated as Level 2 measurements in the SFAS 157 hierarchy.

5.	Restructuring Activities:

Restructuring charges have been accrued in accordance with Statement of Financial Accounting Standard No. 112, “Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43” and Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recorded restructuring charges of $2,421 and $18,627 for the fiscal years ended March 31, 2008 and 2009, respectively. The restructuring charges recorded in fiscal 2008 related to employee termination costs covering approximately 100 employees. For the fiscal year ended March 31, 2009, restructuring costs included $16,545 for employee separations covering approximately 2,540 production, technical, administrative, sales and support employees in all geographic regions, and $2,082 relating to the consolidation of passive component manufacturing and warehousing operations. These costs included the write-down to net realizable value of equipment and inventories. As of March 31, 2009, $13,687 of the total charges has been paid out, while the remaining $4,940 is expected to be paid by the end of fiscal 2010.

Activity related to restructuring charges is as follows:

		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2007	$-	$-	$-	$-
Charges	2,421	-	-	2,421
Utilization / Payments	(2,421)	-	-	(2,421)
Balance at March 31, 2008	$-	$-	$-	$-
Charges	16,545	1,005	1,077	18,627
Utilization / Payments	(11,538)	(1,005)	(945)	(13,488)
Foreign Currency Translation	(191)	-	(8)	(199)
Balance at March 31, 2009	$4,816	$-	$124	$4,940

6.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2008	2009
Trade	$222,138	$161,563
Less:
Allowances for doubtful accounts	1,303	947
Ship from stock and debit and stock rotation	12,941	12,169
Sales returns and discounts	9,253	6,922
Total allowances	23,497	20,038
	$198,641	$141,525

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2007	2008	2009
Allowances for doubtful accounts:
Beginning Balance	$1,772	$1,705	$1,303
Charges	-	(402)	(276)
Applications	(125)	(15)	(47)
Translation and other	58	15	(33)
Ending Balance	$1,705	$1,303	$947

Ship from stock and debit and stock rotation:
Beginning Balance	$14,292	$11,918	$12,941
Charges	38,124	42,979	38,459
Applications	(40,609)	(41,977)	(39,096)
Translation and other	111	21	(135)
Ending Balance	$11,918	$12,941	$12,169

Sales returns and discounts:
Beginning Balance	$8,496	$9,140	$9,253
Charges	27,345	28,080	21,156
Applications	(26,909)	(28,022)	(22,698)
Translation and other	208	55	(789)
Ending Balance	$9,140	$9,253	$6,922

7.	Inventories:

Inventories at March 31 consisted of:	2008	2009
Finished goods	$119,433	$106,688
Work in process	111,748	78,498
Raw materials and supplies	190,035	179,817
	$421,216	$365,003

8.	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, and cash equivalents, securities investments and trade accounts receivable.  The Company places its cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2009, the Company believes that its credit risk exposure is not significant.

At March 31, 2008 and 2009 investments in debt securities and time deposits held by the Company were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet. These securities are being accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  At the time of the pro rata distribution, a loss of $980 was charged to the results of operations for the difference between the Company’s cost basis in the money market investment account and the fair value of the underlying securities. During the fiscal year ended March 31, 2009, the Company has recorded other-than-temporary impairment charges of $4,216 to earnings and net losses of $1,764 to other comprehensive income related to these securities. See Notes 3 and 4 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows at March 31:

	2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$50,000	$227	$-	$50,227
Long-term investments:
U.S. government and agency securities	108,999	628	-	109,627
	$158,999	$855	$-	$159,854

	2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
U.S. government and agency securities	$199,192	$175	$(758)	$198,609
	$199,192	$175	$(758)	$198,609

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	199,192	198,609
Total	$199,192	$198,609

9.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

Years Ended March 31,	2007	2008	2009
Domestic	$90,275	$68,893	$48,080
Foreign	127,291	134,472	49,059
	$217,566	$203,365	$97,139

The provision for income taxes consisted of:

Years Ended March 31,	2007	2008	2009
Current:
Federal/State	$31,520	$32,342	$18,254
Foreign	20,936	22,010	7,522
	52,456	54,352	25,776
Deferred:
Federal/State	2,609	(8,354)	(6,837)
Foreign	8,636	7,894	(2,646)
	11,245	(460)	(9,483)
	$63,701	$53,892	$16,293

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2008		2009
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$10,063	$116	$9,006	$-
Inventory reserves	11,176	15	10,302	10
Accrued expenses	22,431	11	20,295	-
Net operating loss and tax credit carry forwards	96	-	-	-
Sub total	43,766	142	39,603	10
Less valuation allowances	(4,684)	-	(4,577)	-
Total Current	$39,082	$142	$35,026	$10

March 31,	2008		2009
Non-current:	Assets	Liabilities	Assets	Liabilities
Tax over book depreciation / amortization	$20,890	$28,645	$15,814	$26,637
Deduction of foreign branch losses	-	38,618	-	30,578
Pension obligations	9,353	-	12,237	-
Other, net	2,260	4,168	5,566	4,137
Net operating loss and tax credit carry forwards	105,482	-	103,254	-
Sub total	137,985	71,431	136,871	61,352
Less valuation allowances	(77,785)	-	(78,144)	-
Total Non-current	$60,200	$71,431	$58,727	$61,352

Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2007	2008	2009
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(0.1)	1.0	1.3
Effect of foreign operations	(6.6)	(8.6)	(8.5)
Change in valuation allowance	0.1	0.4	0.3
Reinvestment Allowances	-	-	(3.8)
Foreign branch losses not subject to recapture	(1.5)	(3.9)	(8.7)
Other, net	2.4	2.6	1.2
Effective tax rate	29.3%	26.5%	16.8%

At March 31, 2009, certain of the Company's foreign subsidiaries in Brazil, China, France, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carry forwards totaling approximately $309,883 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased $819 and $251 during the years ended March 31, 2008 and 2009, respectively, as a result of increases in the net operating losses of the subsidiaries in the countries mentioned above.

The Company has recorded deferred tax liabilities of $38,618 and $30,578 at March 31, 2008 and 2009, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company in its U.S. income tax returns that are subject to U.S. recapture regulations.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $8,501 of deferred tax liabilities resulting from certain of the Company’s foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 years to 5 years.  The Company estimates a further reduction in deferred tax liabilities of $16,626 and $3,582 over the next two fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.

At the present time, the Company expects that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2008 and 2009 would have been $110,713 and $119,177, respectively.

Income taxes paid totaled $47,346, $58,167 and $51,169 during the years ended March 31, 2007, 2008 and 2009, respectively.

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

The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease within the next 12 months.  For its more significant locations, the Company is subject to income tax examinations for the year 2003 and for the years 2006 and forward in the United States, 2006 and forward in Singapore, 2003 and forward in Hong Kong, and 2003 and forward in the United Kingdom.

The Company adopted the provisions of FIN 48 effective April 1, 2007. The cumulative effect of the change in retained earnings as of the date of adoption, which represents the difference between the net amount of assets and liabilities recognized in the Company’s consolidated balance sheet prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48, was an increase of approximately $1,100. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefit is as follows:

Balance at April 1, 2007	$4,503
Additions for tax positions of prior years	432
Reductions for tax positions of prior years	(428)
Balance at March 31, 2008	$4,507
Additions for tax positions of prior years	2,375
Reductions for tax positions of prior years	(1,781)
Balance at March 31, 2009	$5,101

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. As of the adoption date, the Company had accrued interest and penalties related to unrecognized tax benefits of $240. As of March 31, 2008 and 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $292 and $431, respectively. During the year ended March 31, 2008 and 2009, the Company recognized $52 and $139, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on the Company’s balance sheet that if recognized would affect the effective tax rate, is approximately $4,507 and $5,101 at March 31, 2008 and 2009, respectively.  This amount excludes the accrual for estimated interest and penalties discussed above.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adjustment to its pension liability due to the change in the funded status of its plans was to decrease recorded pension liabilities by $15,717 during the fiscal year ended March 31, 2008, and to increase recorded pension liabilities by $4,471 during the fiscal year ended March 31, 2009.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures in accordance with this standard as of its fiscal year ended March 31, 2007. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. As of March 31, 2009, the Company changed the measurement date for all plans from December 31 to March 31 in accordance with SFAS 158. As a result of the adoption of SFAS 158 on April 1, 2008, the Company recognized adjustments of $677 and $278 to beginning retained earnings and to other comprehensive income, respectively.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2008 and 2009 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2008	2009	2008	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$29,705	$29,244	$137,454	$135,522
Service cost	442	554	1,722	862
Interest cost	1,693	2,257	6,694	6,916
Plan participants' contributions	-	-	749	409
Actuarial gain	(732)	(2,967)	(9,608)	(13,235)
Benefits paid	(1,864)	(2,193)	(6,086)	(5,374)
Foreign currency exchange rate changes	-	-	4,597	(37,266)
Benefit obligation at end of year	$29,244	$26,895	$135,522	$87,834
Change in plan assets:
Fair value of plan assets at beginning of year	$24,519	$27,691	$100,603	$110,755
Actual return on assets	1,879	(6,330)	6,327	(15,475)
Employer contributions	3,157	771	6,998	5,132
Plan participants' contributions	-	-	749	409
Benefits paid	(1,864)	(2,193)	(6,086)	(5,374)
Foreign currency exchange rate changes	-	-	2,164	(31,448)
Fair value of plan assets at end of year	27,691	19,939	110,755	63,999
Funded status	$(1,553)	$(6,956)	$(24,767)	$(23,835)

The accumulated benefit obligation at March 31, 2008 and 2009 was $162,097 and $113,041, respectively.

The Company's assumptions used in determining the pension assets and liabilities were as follows:

	March 31,
	2008	2009
Assumptions:
Discount rates	5.50-6.25%	6.00-7.25%
Increase in compensation	3.90%	4.00%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2009 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2009.

Years Ended March 31,
U.S. Plans			International Plans
	2008	2009	2008	2009
Beginning balance	$5,704	$4,741	$36,428	$26,459
Net (gain) loss incurred during the year	(701)	5,885	(9,387)	8,417
Amortization of net loss	(240)	(196)	(1,560)	(814)
Amortization of prior service cost	(22)	(21)	(20)	-
Exchange	-	-	998	(7,302)
	$4,741	$10,409	$26,459	$26,760

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2009) are as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2008 (1)	2009 (2)	2008 (1)	2009 (2)
Unrecognized net actuarial loss	$2,905	$6,482	$19,051	$19,267
Unamortized prior service cost	58	24	-	-
	$2,963	$6,506	$19,051	$19,267

(1) Amounts in the above table in accumulated comprehensive income as of March 31, 2008 are net of $1,778 and $7,408 of tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table in accumulated comprehensive income as of March 31, 2009 are net of $3,903 and $7,493 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2009 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2010 is $653 for the U.S. Plans and $1,523 for the International Plans, respectively.  The March 31, 2009 balance of unamortized prior service cost expected to be amortized in fiscal 2010 is $10 for the U.S. Plans.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2007	2008	2009
Service cost	$1,919	$2,164	$1,263
Interest cost	7,688	8,387	8,390
Expected return on plan assets	(7,167)	(8,458)	(8,196)
Amortization of prior service cost	152	42	16
Recognized actuarial loss	1,749	1,800	971
Net periodic pension cost	$4,341	$3,935	$2,444

The Company's assumptions used in determining the net periodic pension expense were as follows:

	March 31,
	2007	2008	2009
Assumptions:
Discount rates	4.25-5.50%	4.50-5.80%	5.50-6.25%
Increase in compensation	3.00%	3.90%	3.90%
Expected long-term rate of return on plan assets	6.40-7.50%	6.60-7.50%	6.60-7.50%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates increased 0.45% from March 31, 2008 to March 31, 2009.

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

The Company's pension plans' weighted average asset allocations at March 31, 2008 and 2009, by asset category are as follows:

	March 31, 2008		March 31, 2009
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	48%	50%	49%	50%
Debt securities	44%	49%	45%	50%
Other	8%	1%	6%	0%
Total	100%	100%	100%	100%

The Company makes contributions to its defined benefit plans as required under various pension funding regulations.  Accordingly, the Company expects to make contributions of approximately $4,914 to the international plans and $1,133 to the U.S. plans in fiscal 2010 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2010	$1,493	$3,909
2011	1,526	4,150
2012	1,580	4,395
2013	1,671	4,647
2014	1,750	4,933
2015-2019	10,584	29,340

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year.  The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2007, 2008 and 2009 were approximately $5,974, $6,406 and $6,537, respectively.

In addition, the Company sponsors a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by the Company.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2008 and 2009 of $8,274 and $7,265, respectively, is included as an asset and a liability of the Company in the accompanying balance sheet because the trust’s assets are available to the Company's general creditors in the event of the Company's insolvency.

11.	Stock Based Compensation:

The Company has four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 13,903 as of March 31, 2009.

Activity under the Company’s stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value (c)

Outstanding at March 31, 2008	4,829	$15.99
Options granted	530	12.97
Options exercised	(442)	7.99		$875
Options cancelled/forfeited	(467)	17.11
Outstanding at March 31, 2009	4,450	$16.31	5.15	$-

Exercisable at March 31, 2009	3,205	$16.91	3.97	$-

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining
(c)	Options outstanding and exercisable at March 31, 2009 have a negative aggregated intrinsic value

The total aggregate intrinsic value of options exercised is $2,762, $3,291 and $875 for fiscal years ended March 31, 2007, 2008 and 2009, respectively.

Unvested share activity under the Company’s stock options plans for March 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2008	1,331	$5.51
Options granted	530	3.48
Options forfeited	(86)	4.86
Options vested	(531)	8.82
Unvested balance at March 31, 2009	1,245	$4.69

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $4,029 and $3,242 as of March 31, 2008 and 2009, respectively. The total aggregate fair value of options vested is $3,957, $3,084 and $4,681 for fiscal years ended March 31, 2007, 2008 and 2009, respectively.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $5.44, $5.63 and $3.48 per option during fiscal years ended March 31, 2007, 2008 and 2009, respectively.  The condensed consolidated statement of operations includes $2,093, net of $395 of tax benefit, in stock-based compensation expense for fiscal 2009.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  The Company estimated volatility by considering the Company’s historical stock volatility.  The Company calculated the dividend yield based on historical dividends paid.  In accordance with SFAS 123(R) the Company has estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2009 was 6.9%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	2007	2008	2009
	Grants	Grants	Grants
Expected life (years)	5	5	5
Interest rate	4.90%	4.53%	3.22%
Volatility	35.25%	32.51%	28.46%
Dividend yield	0.98%	0.88%	1.24%

Options exercised under the Company’s stock option plans are issued from the Company’s treasury shares.  As of March 31, 2009, the Company has 7,885 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  The Company purchased 1,179 shares at a cost of $17,141 during fiscal 2008 and 1,124 shares at a cost of $11,422 during fiscal 2009 which are held as treasury stock and available for general corporate purposes.

12.	Commitments and Contingencies:

At March 31, 2009, the Company had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $2,131.

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2009, were as follows:

Years ended March 31,
2010	$6,092
2011	5,200
2012	4,405
2013	3,438
2014	1,051
Thereafter	2,451

Rental expense for operating leases was $8,739, $9,055 and $9,341 for the fiscal years ended March 31, 2007, 2008 and 2009, respectively.

On March 8, 2004, we filed an action in U.S. District Court for the District of Massachusetts against Cabot Corporation (“Cabot”) alleging certain violations of the federal antitrust laws. In essence, we assert that Cabot tied the sale of certain tantalum products to the sale of other patented tantalum products in violation of the Sherman Anti-Trust Act.  We seek, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  The case is currently pending.

On September 6, 2005, we filed an action against Cabot in Massachusetts Superior Court which arises out of allegations that Cabot breached certain pricing provisions of the current contract between AVX and Cabot (which contract is itself the subject of the litigation described above).  In essence, we allege that Cabot has failed to abide by a “most favored nation” clause and that we are entitled to additional rebates from Cabot.  The case is currently pending.

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

From time to time the Company enters into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2009, the Company had one delivery contract outstanding with a purchase commitment of $2,264.

The Company has been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with seven sites at which remediation is required.  Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At two of the seven sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  The Company believes that any liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve the Company’s liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  The Company has paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to its apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.  The Company currently has reserved approximately $19,879 at March 31, 2009 and $3,012 at March 31, 2008 related to these matters.  Except for the matters discussed below, while no assurance can be given, the Company does not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

In July 2007, the Company received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318,500. The Company has not yet completed an investigation of the monies spent or available defenses in light of the notification. The Company has also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the EPA indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  The Company anticipates further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. The Company is investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation to be made available by the EPA with respect to the site.  The potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   The Company has had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimates of remediation costs, the Company accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,879 reserved as of March 31, 2009 for potential CERCLA liability as disclosed above) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of the Company’s costs to remediate; however, until all parties agree and remediation is complete, the Company can not be certain there will be no additional costs.

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

The Company also operates on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though the Company may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require the Company to address such issues.  Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes reserves or adjusts reserves for the projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

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

The Company primarily uses forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At March 31, 2009, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,355	Accrued expenses	$2,701

For these derivatives designated as hedging instruments under SFAS 133, during fiscal 2009, a net pretax loss of $9,120 was recognized in other comprehensive income, a net pretax gain of $13,685 was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $21,102 was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. In addition, as a result of not realizing the forecasted sales purchases volume related to some forward contracts at the time of their maturity, during fiscal 2009, the Company recognized a net pretax gain of $3,290 related to ineffective hedge contracts in other expense in the accompanying Statement of Operations. During fiscal 2007, 2008 or 2009, other than the ineffective contracts previously discussed, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2009, the Company had the following forward contracts that were entered into to hedge against these exposures.

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$518	Accrued expenses	$1,232

For these derivatives not designated as hedging instruments under SFAS 133, during fiscal 2009, $72,146 was recognized in other expense which substantially offset the approximately $75,000 in exchange gains recognized in other income in the accompanying Statement of Operations.

At March 31, 2008 and 2009, the Company had outstanding foreign exchange contracts totaling $544,561 and $332,351, respectively.

14.	Transactions With Affiliate:

The Company's business includes certain transactions with its parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Years Ended March 31,
	2007	2008	2009
Sales:
Product and equipment sales to affiliates	$21,813	$30,755	$16,790
Subcontracting activities	1,601	1,080	287
Commissions received	71	-	-
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	470,166	517,185	389,639
Other:
Dividends paid	18,270	19,488	19,488

15.	Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company is organized into a product line organization with five main product groups.  In accordance with the requirements of Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has three reportable segments: Passive Components, KED Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds in SFAS 131.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,

Sales revenue:	2007	2008	2009
Ceramic Components	$228,136	$211,759	$165,740
Tantalum Components	286,943	312,761	268,326
Advanced Components	376,356	433,646	434,039
Total Passive Components	891,435	958,166	868,105
KDP and KKC Resale	434,857	468,186	354,258
KEC Resale Connectors	74,911	86,531	76,209
Total KED Resale	509,768	554,717	430,467
Connectors	97,292	106,392	91,041
Total Revenue	$1,498,495	$1,619,275	$1,389,613

	2007	2008	2009
Operating profit:
Passive components	$175,276	$154,816	$110,428
KED Resale	40,633	41,750	20,242
Connectors	7,301	8,809	3,602
Research & development	(11,285)	(12,450)	(11,703)
Corporate administration	(31,249)	(31,800)	(45,825)
Total	$180,676	$161,125	$76,744

	2007	2008	2009
Depreciation and amortization:
Passive components	$45,049	$45,052	$54,262
KED Resale	863	742	809
Connectors	6,038	5,964	5,363
Research & development	886	759	1,083
Corporate administration	1,023	3,029	4,681
Total	$53,859	$55,546	$66,198

	2007	2008	2009
Assets:
Passive components	$498,343	$755,897	$639,993
KED Resale	39,943	48,024	33,299
Connectors	44,913	55,928	48,808
Research & development	7,133	6,797	6,965
Cash, A/R and S/T and L/T investments	1,164,547	1,019,081	906,195
Goodwill - Passive components	60,889	148,736	151,985
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	73,491	64,338	75,007
Total	$1,899,536	$2,109,078	$1,872,529

	2007	2008	2009
Capital expenditures:
Passive components	$45,822	$64,178	$38,284
KED Resale	288	65	408
Connectors	4,289	5,524	4,011
Research & development	1,369	1,040	1,347
Corporate administration	113	79	155
Total	$51,881	$70,886	$44,205

No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2007, 2008 or 2009.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.

	Years Ended March 31,
	2007	2008	2009
Net sales:
Americas	$439,695	$435,484	$432,549
Europe	343,162	382,137	339,277
Asia	715,638	801,654	617,787
Total	$1,498,495	$1,619,275	$1,389,613

Property, plant and equipment, net:
Americas	$84,513	$134,199	$126,246
Europe	124,565	145,956	100,394
Asia	34,795	36,417	36,747
Total	$243,873	$316,572	$263,387

16.	Acquisition:

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

Assets and Liabilities Acquired
Accounts receivable	$ 12,818
Inventory	29,360
Other current assets and liabilities	11,517
Working capital	$ 53,695
Property and equipment	31,825
Intangible assets	97,440
Long-term debt	(4,803)
Deferred taxes	(29,213)
Total identified assets and liabilities	$ 148,944
Purchase price	$ 234,091
Goodwill	$ 85,147

	March 31, 2008		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$51,000	$(1,416)	$51,000	$(4,249)
Developed technology and other	12,050	(588)	12,050	(2,215)
Total	$63,050	$(2,004)	$63,050	$(6,464)

Estimated amortization expense for the next five years is as follows:

Years ended March 31,	Estimated Amortization Expense
2010	4,308
2011	4,299
2012	4,291
2013	4,291
2014	4,291

	Gross Carrying Amount
	March 31, 2008	March 31, 2009
Unamortized intangible assets
Trade name and trademarks	$34,000	$34,000
Total	$34,000	$34,000

For the Company’s segment reporting, ATC is reported in the Advanced Component product group in the Passive Component segment. Goodwill associated with the acquisition has been allocated to the Passive Component reporting unit.

17.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2008 and 2009 is as follows:

	First Quarter		Second Quarter
	2008	2009	2008	2009
Net sales	$383,158	$396,889	$400,706	$400,280
Gross profit	74,725	62,152	68,789	63,473
Net income	39,159	31,005	37,441	27,791
Basic earnings per share	0.23	0.18	0.22	0.16
Diluted earnings per share	0.23	0.18	0.22	0.16

	Third Quarter		Fourth Quarter
	2008	2009	2008	2009
Net sales	$429,542	$320,617	$405,869	$271,827
Gross profit	73,806	52,981	71,043	37,688
Net income	37,019	23,864	35,854	(1,814)
Basic earnings per share	0.22	0.14	0.21	(0.01)
Diluted earnings per share	0.22	0.14	0.21	(0.01)

Results for the quarter ended March 31, 2009 include restructuring charges of $10,541, an environmental charge of $18,200 related to the anticipated performance of certain environmental remediation actions at an abandoned building once used by a predecessor of the Company in New Bedford, Massachusetts and an impairment charge of $534 in other income related to the decline in value of available-for-sale securities.

18.	Subsequent Event:

On May 18, 2009, the Board of Directors of the Company declared a $.04 dividend per share of common stock with respect to the quarter ended March 31, 2009, payable on June 15, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective April 1, 2007.

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
May 20, 2009