Form 10-Q
period 2009-06-30
AVX CORP
filed 2009-08-04
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, par value $0.01 per share	170,321,278

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	June 30,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$522,709	$565,844
Short-term investments in securities	-	40,000
Available-for-sale securities	24,014	19,798
Accounts receivable - trade	141,525	143,626
Accounts receivable - affiliates	2,190	3,275
Inventories	365,003	348,831
Deferred income taxes	35,016	34,498
Prepaid and other	42,047	48,144
Total current assets	1,132,504	1,204,016
Long-term investments in securities	199,192	180,070
Long-term available-for-sale securities	16,565	7,142
Property and equipment	1,467,522	1,506,923
Accumulated depreciation	(1,204,135)	(1,242,461)
	263,387	264,462
Goodwill	162,263	162,277
Intangible assets - net	90,586	89,511
Other assets	8,032	8,947
Total Assets	$1,872,529	$1,916,425
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$25,294	$24,523
Accounts payable - affiliates	38,681	50,787
Income taxes payable	2,928	1,917
Accrued payroll and benefits	39,227	34,652
Accrued expenses	43,272	39,171
Total current liabilities	149,402	151,050
Other liabilities	53,374	49,730
Total Liabilities	202,776	200,780
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	343,275	343,811
Retained earnings	1,402,202	1,419,668
Accumulated other comprehensive income	64	28,575
Treasury stock, at cost:	(77,552)	(78,173)
5,984 and 6,047 shares at March 31 and June 30, 2009, respectively
Total Stockholders' Equity	1,669,753	1,715,645
Total Liabilities and Stockholders' Equity	$1,872,529	$1,916,425

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2009
Net sales	$396,889	$292,040
Cost of sales	333,458	237,198
Restructuring charges	1,279	700
Gross profit	62,152	54,142
Selling, general and administrative expenses	34,149	27,331
Restructuring charges	12	300
Other operating income	(4,051)	-
Profit from operations	32,042	26,511
Other income (expense):
Interest income	6,620	2,371
Interest expense	(110)	(20)
Other, net	1,866	(297)
Income before income taxes	40,418	28,565
Provision for income taxes	9,413	4,285
Net income	$31,005	$24,280
Income per share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Weighted average common shares outstanding:
Basic	170,976	170,332
Diluted	171,292	170,332

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
	Three Months Ended June 30,
	2008	2009
Operating Activities:
Net income	$31,005	$24,280
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,025	14,079
Stock-based compensation expense	622	535
Deferred income taxes	7	1,459
Loss on available-for-sale securities	-	362
Gain on property, plant & equipment, net of retirements	(3,831)	(176)
Changes in operating assets and liabilities:
Accounts receivable	(3,807)	(3,176)
Inventories	(4,471)	21,090
Accounts payable and accrued expenses	(15,583)	12,380
Income taxes payable	3,128	(474)
Other assets	(290)	(4,909)
Other liabilities	(5,630)	(3,799)
Net cash provided by (used in) operating activities	17,175	61,651

Investing Activities:
Purchases of property and equipment	(14,693)	(6,126)
Purchases of investment securities	(89,002)	(119,955)
Sales and redemptions of available-for-sale securities	11,736	15,100
Sales and redemptions of investment securities	79,000	99,002
Proceeds from property, plant & equipment dispositions	5,478	575
Contingent consideration for a prior acquisition	(6,201)	(63)
Other investing activities	134	-
Net cash provided by (used in) investing activities	(13,548)	(11,467)

Financing Activities:
Dividends paid	(6,844)	(6,813)
Purchase of treasury stock	(3,391)	(622)
Proceeds from exercise of stock options	700	-
Excess tax benefit from stock-based payment arrangements	128	-
Net cash provided by (used in) financing activities	(9,407)	(7,435)

Effect of exchange rate on cash	(1,199)	386

Increase (decrease) in cash and cash equivalents	(6,979)	43,135

Cash and cash equivalents at beginning of period	568,864	522,709

Cash and cash equivalents at end of period	$561,885	$565,844

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. During the three month period ended June 30, 2009, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Foreign Currency

As a result of certain restructuring activities, including the movement of certain manufacturing operations out of the United Kingdom, the Company reassessed the functional currency designation of certain UK subsidiaries and determined that a change in functional currency designation to the U.S. dollar was appropriate for those UK operations. This change in functional currency from the British Pound to the U.S dollar was effective April 1, 2009. The change will cause the translation amounts recorded for these operations to the consolidated accumulated other comprehensive income account through March 31, 2009 to remain unchanged indefinitely and will otherwise not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3, ("FSP 142-3") Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP No. 142-3 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS 157"). The Company will be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3, as defined by SFAS 157. The disclosures about plan assets required by this FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009. Since FSP 132(R)-1 requires only additional disclosures concerning plan assets, the adoption of FSP 132(R)-1 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued three FSPs intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.
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

These pronouncements are effective for fiscal years and interim reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162”, (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended June 30,
	2008	2009
Net Income	$31,005	$24,280
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,976	170,332
Basic earnings per share	$0.18	$0.14
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,976	170,332
Effect of stock options	316	0
Shares used in computing Diluted EPS (1)	171,292	170,332
Diluted Income per share	$0.18	$0.14

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 4,775 shares and 7,709 shares for the three months ended June 30, 2008 and 2009, respectively.

3.	Trade Accounts Receivable:

	March 31, 2009	June 30, 2009
Gross Accounts Receivable - Trade	$161,563	$163,012
Less:
Allowances for doubtful accounts	947	860
Stock rotation and ship from stock and debit	12,169	12,287
Sales returns and discounts	6,922	6,239
Total allowances	20,038	19,386
Net Accounts Receivable - Trade	$141,525	$143,626

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2008	2009
Allowances for doubtful accounts:
Beginning Balance	$1,303	$947
Charges	36	(77)
Applications	52	(10)
Translation and other	(5)	-
Ending Balance	$1,386	$860

	Three Months Ended June 30,
	2008	2009
Stock rotation and ship from stock and debit:
Beginning Balance	$12,941	$12,169
Charges	10,478	7,628
Applications	(9,888)	(7,510)
Translation and other	(3)	0
Ending Balance	$13,528	$12,287

	Three Months Ended June 30,
	2008	2009
Sales returns and discounts:
Beginning Balance	$9,253	$6,922
Charges	6,282	2,853
Applications	(6,509)	(3,527)
Translation and other	(20)	(9)
Ending Balance	$9,006	$6,239

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$24,014	$-	$19,813	$4,201
Available-for-sale investment securities - long-term	16,565	-	13,668	2,897
Assets held in the non-qualified deferred compensation program(1)	7,265	7,265	-	-
Total	$47,844	$7,265	$33,481	$7,098

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,265	$7,265	$-	$-
Foreign currency derivatives(2)	1,025	-	1,025	-
Total	$8,290	$7,265	$1,025	$-

		Based on

	Fair Value at June 30, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$19,798	$-	$16,880	$2,918
Available-for-sale marketable securities - long-term	7,142	-	6,089	1,053
Assets held in the non-qualified deferred compensation program(1)	8,132	8,132	-	-
Foreign currency derivatives(2)	4,029	-	4,029	-
Total	$39,101	$8,132	$26,998	$3,971

		Based on
	Fair Value at June 30, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,132	$8,132	$-	$-
Total	$8,132	$8,132	$-	$-

(1) The market value of the assets held in the trust is included as an asset and a liability of the Company because the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the June 30, 2009 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges under SFAS 133 are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges under SFAS 133 are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2009.

Available-for-sale marketable securities
Year Ended June 30, 2009
Balance, beginning of period	$7,098
Realized and unrealized gains/(losses) included in earnings	49
Unrealized gains/(losses) included in comprehensive income	(77)
Purchases, issuances and settlements	(3,065)
Transfers in and/or out of Level 3	(34)
Balance, end of period	$3,971

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

Assets valued using Level 2 inputs in the table above represent a portfolio including foreign bonds, corporate bonds, asset backed obligations and mortgage-backed securities. Valuation inputs used include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

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
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, and whether or not we expect to recover the security's entire amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At June 30, 2009, all of the Company’s forward contracts have been designated as Level 2 measurements in the SFAS 157 hierarchy.

5.	Financial Instruments and Investments in Securities:

At March 31, 2009 and June 30, 2009 investments in debt securities and time deposits held by the Company were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value.  These securities are being accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the quarter ended June 30, 2009, the Company has recorded other-than-temporary impairment charges of $362 to earnings and net gains of $1,652 to other comprehensive income related to these securities. See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
U.S. government and agency securities	$199,192	$175	$(758)	$198,609
	$199,192	$175	$(758)	$198,609

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$25	$-	$40,025
Long-term investments:
U.S. government and agency securities	180,070	939	(90)	180,919
	$220,070	$964	$(90)	$220,944

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 30, 2009
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,000	$40,025
Due after one year through five years	180,070	180,919
Total	$220,070	$220,944

6.	Inventories:

	March 31, 2009	June 30, 2009
Finished goods	$106,688	$90,267
Work in process	78,498	82,813
Raw materials and supplies	179,817	175,751
	$365,003	$348,831

7.	Stock-Based Compensation:

In May 2009, the Company granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $2.18 and $9.60, respectively.

8.	Commitments and Contingencies:

On March 8, 2004, AVX filed an action in U.S. District Court for the District of Massachusetts against Cabot Corporation (“Cabot”) alleging certain violations of the federal antitrust laws. In essence, AVX asserts that Cabot tied the sale of certain tantalum products to the sale of other patented tantalum products in violation of the Sherman Anti-Trust Act.  The Company seeks, pursuant to this action, injunctive relief, actual and treble damages in amounts to be determined at trial and attorney's fees.  The case is currently pending.

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

From time to time the Company enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2009, the Company had no significant delivery contracts outstanding.

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

To resolve the Company’s liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  The Company has paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to its apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.  The Company currently has reserved approximately $19,458 at June 30, 2009 and $19,879 at March 31, 2009 related to these matters.  Except for the matters discussed below, while no assurance can be given, the Company does not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   The Company has had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimates of remediation costs, the Company accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,458 reserved as of June 30, 2009 for potential CERCLA liability as disclosed above) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of the Company’s costs to remediate; however, until all parties agree and remediation is complete, the Company can not be certain there will be no additional costs.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are currently pending in South Carolina state court.  AVX has also sought to join the United States Air Force as a potentially responsible party. The Company intends to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

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

9.	Comprehensive Income:

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

Comprehensive income includes the following components:

	Three Months Ended June 30,
	2008	2009
Net income	$31,005	$24,280
Other comprehensive income:
Pension liability adjustment and other post-retirement benefits adjustment	486	962
Foreign currency translation adjustment	6,105	23,889
Foreign currency cash flow hedges	(3,961)	2,454
Unrealized gain (loss) on available-for-sale securities	(130)	1,206
Comprehensive income	$33,505	$52,791

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended June 30,
	2008	2009
Net sales:
Passive Components	$249,155	$181,592
KED Resale	117,304	93,079
Connectors	30,430	17,369
Total	$396,889	$292,040

	Three Months Ended June 30,
	2008	2009
Operating profit:
Passive Components	$33,121	$32,640
KED Resale	4,431	4,895
Connectors	1,877	215
Research & development	(2,933)	(1,816)
Corporate administration	(4,454)	(9,423)
Total	$32,042	$26,511

	March 31, 2009	June 30, 2009
Assets:
Passive Components	$639,993	$633,704
KED Resale	33,299	24,233
Connectors	48,808	48,095
Research & development	6,965	5,653
Cash, A/R and investments in securities	906,195	959,755
Goodwill - Passive components	151,985	151,999
Goodwill - Connectors	10,277	10,277
Corporate administration	75,007	82,709
Total	$1,872,529	$1,916,425

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2008	2009
Net sales:
Americas	$113,008	$85,711
Europe	110,459	64,153
Asia	173,422	142,176
Total	$396,889	$292,040

11.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three months ended June 30, 2008 and 2009 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
Service cost	$111	$96	$308	$205
Interest cost	451	460	1,809	1,646
Expected return on plan assets	(504)	(378)	(1,771)	(1,545)
Amortization of prior service cost	16	3	-	-
Recognized actuarial loss	27	145	234	204
Net periodic pension cost	$101	$326	$580	$510

In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company has changed the measurement date of the assets in the Company’s defined benefit plans to March 31 from December 31.  As a result of the adoption effective April 1, 2008, the Company recognized adjustments of $680 and $278 to beginning retained earnings and to other comprehensive income, respectively.

Based on current actuarial computations, during the quarter ended June 30, 2009, the Company made contributions of $77 to the U.S. plans, and $959 to the international plans, respectively. The Company expects to make additional contributions of approximately $1,056 and $3,700 to the U.S. plans and to the international plans, respectively, over the remainder of fiscal 2010.

12.	Restructuring:

Restructuring charges have been accrued in accordance with Statement of Financial Accounting Standards No. 112, “Employers' Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43” and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recorded restructuring charges of $1,291 and $1,000 for the quarters ended June 30, 2008 and 2009, respectively. The restructuring charges recorded in the quarter ended June 30, 2008 related to employee termination costs covering 69 employees. For the quarter ended June 30, 2009, restructuring costs included $920 for employee separations covering approximately 240 production, technical, administrative, sales and support employees in all geographic regions, and $80 relating to the consolidation of passive component manufacturing and warehousing operations. These costs included the write-down to net realizable value of equipment and inventories. As of June 30, 2009, there is $3,730 remaining in restructuring accruals that is expected to be paid by the end of fiscal 2010.

Activity related to restructuring charges is as follows:

		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	16,545	1,005	1,077	18,627
Utilization / Payments	(11,538)	(1,005)	(945)	(13,488)
Foreign Currency Translation	(191)	-	(8)	(199)
Balance at March 31, 2009	$4,816	$-	$124	$4,940
Charges	920	76	4	1,000
Utilization / Payments / Adjustments	(2,241)	35	(4)	(2,210)
Balance at June 30, 2009	$3,495	$111	$124	$3,730

13.	Derivative Financial Instruments:

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At June 30, 2009, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,234	Accrued expenses	$365

For these derivatives designated as hedging instruments under SFAS 133, during the first fiscal quarter of 2010, a net pretax gain of $3,753 was recognized in other comprehensive income, a net pretax gain of $929 was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $102 was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. In addition, as a result of not realizing the forecasted sales purchases volume related to some forward contracts at the time of their maturity, during the quarter ended June 30, 2009, the Company recognized a net pretax loss of $289 related to ineffective hedge contracts in other expense in the accompanying Statement of Operations. During the quarters ended June 30, 2009 and 2008, other than the ineffective contracts previously discussed, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At June 30, 2009, the Company had the following forward contracts that were entered into to hedge against these exposures.

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,348	Accrued expenses	$188

For these derivatives not designated as hedging instruments under SFAS 133, during the first quarter of fiscal 2010, a $201 gain on hedging contracts was recognized in other income (expense) which substantially offset the approximately $411 in exchange losses recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2009 and June 30, 2009, the Company had outstanding foreign exchange contracts totaling $332,351 and $167,571, respectively.

14.	Subsequent Event:

The Company’s management has evaluated the period from July 1, 2009 through August 4, 2009, the date of issuance of this Quarterly Report on Form 10-Q for subsequent events requiring recognition or disclosure in the financial statements. During the period, no material recognizable subsequent events were identified except as noted below.

On July 22, 2009, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended June 30, 2009.  The dividend will be paid to stockholders of record on August 3, 2009 and will be disbursed on August 14, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2010, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2009, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  During the three month period ended June 30, 2009, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Results of Operations - Three Months Ended June 30, 2009 and 2008

Net income for the quarter ended June 30, 2009 was $24.3 million, or diluted earnings per share of $0.14, compared to $31.0 million, or $0.18 diluted earnings per share, for the quarter ended June 30, 2008. This decrease is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended June 30,
	2008	2009
Net Sales	$396,889	$292,040
Gross Profit	62,152	54,142
Operating Income	32,042	26,511
Net Income	31,005	24,280
Diluted Earnings per Share	$0.18	$0.14

Net sales in the three months ended June 30, 2009 decreased $104.8 million, or 26.4%, to $292.0 million compared to $396.9 million in the three months ended June 30, 2008. This decrease is a result of weakness in the consumer electronics and automotive markets reflecting the downturn in global economic activity and disruption in the global financial markets when compared to the same period in the prior year. Supply chain inventory levels have remained lean during the quarter as distributor customers and product manufacturers limit inventory purchases and remain cautious reflecting the overall uncertainty in the market. Overall sales prices for our commodity components remained stable during this first quarter.

The table below represents product group revenues for the three-month periods ended June 30, 2008 and June 30, 2009.

Sales Revenue	Three Months Ended June 30,
$(000's)	2008	2009
Ceramic Components	$51,006	$27,716
Tantalum Components	78,255	60,875
Advanced Components	119,894	93,001
Total Passive Components	249,155	181,592
KDP and KKC Resale	97,699	75,567
KEC Resale	19,605	17,512
Total KED Resale	117,304	93,079
Connectors	30,430	17,369
Total Revenue	$396,889	$292,040

Passive Component sales decreased $67.6 million, or 27.1%, to $181.6 million in the three months ended June 30, 2009 from $249.2 million during the same quarter last year.  The sales decrease in Passive Components reflects the overall decline in global markets resulting from the current economic uncertainty as both consumers and manufacturers reduced spending. Lower demand in the consumer electronics and automotive markets was partially offset by increases in the medical and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semi conductor business resulting from the current economic conditions partially offset by higher demand in the energy markets for wind and solar products. The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales, a higher mix of commodity priced components and a moderate decrease in average selling prices reflective of the downturn in the economy.  The decrease in sales of Tantalum Components is the result of lower sales unit volume due to a decrease in demand for these components as customers reduced inventory levels and production in response to the overall decline in economic conditions.

KDP and KKC Resale sales decreased 22.7% to $75.6 million in the three months ended June 30, 2009 compared to $97.7 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended June 30, 2009 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the telecommunications market, resulting from the uncertainty in global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, decreased $15.2 million, or 30.3%, to $34.9 million in the three months ended June 30, 2009 compared to $50.0 million during the same period last year.  This decrease was primarily attributable to a decrease in the automotive and consumer products sectors as a result of the adverse economy. This decrease was slightly offset by increases in sales volume related to production demand for certain smart phone devices when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 36.4% of total sales for the three months ended June 30, 2009, compared to 36.2% for the three months ended June 30, 2008.  Overall distributor inventories remained lean as distributor customers limited their inventory purchases during the quarter while remaining cautious in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $7.6 million, or 6.7% of gross sales to distributor customers, for the three months ended June 30, 2009 and $10.5 million, or 6.8% of gross sales to distributor customers, for the three months ended June 30, 2008. Applications under such programs for the quarters ended June 30, 2009 and 2008 were approximately $7.5 million and $9.9 million, respectively.

Geographically, compared to the same period last year, sales decreased 41.9% in Europe and 24.2% in the Americas. Decreases in these regions were reflective of lower demand for electronic products due to the decline of the global market. In addition, there was lower demand in Asia, where sales for the quarter ended June 30, 2009 decreased 18.0% compared to the same period in the prior year driven by declines in the consumer market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales by approximately $4.7 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2009 was 18.5% of sales or $54.1 million compared to a gross profit margin of 15.7% or $62.2 million in the three months ended June 30, 2008. This overall decrease is primarily attributable to lower sales resulting from the overall decline in global economic conditions. The improved gross margin percentage is a result of the Company’s focus on higher margin value added products in addition to a lower cost structure resulting from the benefits of our previously initiated restructuring activities and current cost control measures. During the quarter ended June 30, 2009, we incurred restructuring charges of $0.7 million related to headcount reductions and other charges, including those related to facility closures, as we continue to realign production capabilities and reduce operating costs to support current business levels. We recorded $1.3 million of restructuring costs during the quarter ended June 30, 2008. In addition, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $10.3 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2009 were $27.3 million, or 9.4% of net sales, compared to $34.1 million, or 8.6% of net sales, in the three months ended June 30, 2008.  The overall decrease in selling, general and administrative expenses was primarily due to lower selling expenses due to lower sales and savings resulting from previous restructuring and cost reduction actions. In addition, during the quarter ended June 30, 2009, we recorded $0.3 million of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

As a result of the above factors, income from operations declined $5.5 million to $26.5 million in the three months ended June 30, 2009 compared to $32.0 million in the three months ended June 30, 2008. Other operating income of $4.1 million from gains on the sale of excess assets was recognized during the quarter ended June 30, 2008.

Other income decreased $6.3 million to $2.1 million in the three months ended June 30, 2009 compared to $8.4 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and by net currency exchange losses for the quarter.

The Company's effective tax rate for the period ended June 30, 2009 was 15.0% compared to 23.3% for the same period last year. This lower effective tax rate is mainly due to the reduction of deferred tax liabilities associated with certain of  our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $16.6 million of recapture will expire during the current fiscal year ending March 31, 2010.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect to see continued pricing pressure in the markets we serve as our customers look to offset the impacts of the current economic downturn and rising production costs. In response to current economic conditions, we expect to continue to focus on cost reductions and additional restructuring actions in the near term for overhead reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. If conditions in the credit and capital markets worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of June 30, 2009, we had a current ratio of 8.0 to 1, $812.9 million of cash, cash equivalents and short-term and long-term investments in securities, $1.7 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $61.7 million in the three months ended June 30, 2009 compared to $17.2 million of cash provided by operating activities in the three months ended June 30, 2008.  The increase in cash flow from operating activities compared to the same period last year was primarily a result of a decrease in inventory levels and higher accounts payable, partially offset by lower earnings.

Purchases of property and equipment were $6.1 million in the three month period ended June 30, 2009 compared to $14.7 million in the three month period ended June 30, 2008. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $35 million in fiscal 2010.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2009, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2009, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2009, we did not have any significant delivery contracts outstanding.

We are involved in disputes, warranty and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon our review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.5 million at June 30, 2009.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1 “Basis of Presentation” under New Accounting Standards of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in the Company’s exposure to its foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  See Note 12 of the Company's Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no material changes to our risk factors during the three months ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
04/01/09 - 04/30/09	-	$-	-	7,884,628
05/01/09 - 05/31/09	62,500	9.95	62,500	7,822,128
06/01/09 - 06/30/09	-	-	-	7,822,128
Total	62,500	$9.95	62,500	7,822,128

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

The Company held its Annual Meeting of Stockholders on July 22, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

Proposal 1:

Class I director with term expiring at the Annual Stockholders Meeting in 2010 and class II directors with terms expiring at the Annual Stockholders Meeting in 2012 were elected with the following votes:

		Shares Voted "For"	Shares "Withheld"
Class I	Tetsuo Kuba	148,236,376	20,157,247
Class II	John S. Gilbertson	147,949,263	20,444,360
Class II	Makoto Kawamura	144,500,123	23,893,500
Class II	Rodney N. Lanthorne	148,722,639	19,670,984
Class II	Joseph Stach	166,503,172	1,890,451

The following is a summary of directors who were not up for election at the meeting and continue in office:

Class I	Kazuo Inamori
Class I	David A. DeCenzo
Class III	Kensuke Itoh
Class III	Yuzo Yamamura
Class III	Donald B. Christiansen

Proposal 2:

The AVX Corporation 2009 Management Incentive Plan was approved with the following votes:
Shares	Shares		Shares
Voted	Voted	Shares	"Broker
"For"	"Against"	"Abstaining"	Non-Votes"
148,785,707	17,552,067	2,055,849	-

Proposal 3:

Ratification of appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending March 31, 2010 was approved with the following votes:

Shares	Shares
Voted	Voted	Shares
"For"	"Against"	"Abstaining"
168,172,067	200,721	20,834

ITEM 6.	EXHIBITS
10.1	2009 AVX Corporation Management Incentive Plan
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2009.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2009.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 4, 2009

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary