Form 10-Q
period 2009-09-30
AVX CORP
filed 2009-11-06
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, par value $0.01 per share	170,244,452

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	September 30,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$522,709	$623,272
Short-term investments in securities	-	50,000
Available-for-sale securities	24,014	15,978
Accounts receivable - trade	141,525	157,415
Accounts receivable - affiliates	2,190	6,016
Inventories	365,003	339,876
Deferred income taxes	35,016	34,223
Prepaid and other	42,047	50,096
Total current assets	1,132,504	1,276,876
Long-term investments in securities	199,192	170,115
Long-term available-for-sale securities	16,565	4,591
Property and equipment	1,467,522	1,507,175
Accumulated depreciation	(1,204,135)	(1,247,139)
	263,387	260,036
Goodwill	162,263	162,349
Intangible assets - net	90,586	89,215
Other assets	8,032	9,707
Total Assets	$1,872,529	$1,972,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$25,294	$28,804
Accounts payable - affiliates	38,681	54,650
Income taxes payable	2,928	-
Accrued payroll and benefits	39,227	38,140
Accrued expenses	43,272	41,604
Total current liabilities	149,402	163,198
Other liabilities	53,374	52,532
Total Liabilities	202,776	215,730
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	343,275	344,318
Retained earnings	1,402,202	1,444,496
Accumulated other comprehensive income	64	45,626
Treasury stock, at cost:	(77,552)	(79,045)
5,984 and 6,124 shares at March 31 and September 30, 2009, respectively
Total Stockholders' Equity	1,669,753	1,757,159
Total Liabilities and Stockholders' Equity	$1,872,529	$1,972,889

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Net sales	$400,280	$310,522	$797,169	$602,562
Cost of sales	333,510	245,174	666,968	482,372
Restructuring charges	3,297	612	4,576	1,312
Gross profit	63,473	64,736	125,625	118,878
Selling, general and administrative expenses	32,530	27,064	66,679	54,395
Restructuring charges	705	457	717	757
Other operating income	-	-	(4,051)	-
Profit from operations	30,238	37,215	62,280	63,726
Other income (expense):
Interest income	6,101	2,051	12,721	4,422
Interest expense	(17)	(27)	(127)	(47)
Other, net	(489)	418	1,377	121
Income before income taxes	35,833	39,657	76,251	68,222
Provision for income taxes	8,042	8,015	17,455	12,300
Net income	$27,791	$31,642	$58,796	$55,922
Income per share:
Basic	$0.16	$0.19	$0.34	$0.33
Diluted	$0.16	$0.19	$0.34	$0.33
Weighted average common shares outstanding:
Basic	170,700	170,277	170,837	170,304
Diluted	170,802	170,277	171,103	170,304

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Six Months Ended September 30,
	2008	2009
Operating Activities:
Net income	$58,796	$55,922
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,575	29,175
Stock-based compensation expense	1,244	1,042
Deferred income taxes	(1,607)	4,478
Loss on available-for-sale securities	1,646	362
Gain on property, plant & equipment, net of retirements	(3,895)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(10,563)	(19,741)
Inventories	6,642	33,154
Accounts payable and accrued expenses	(30,052)	13,754
Income taxes payable	(6,304)	(2,205)
Other assets	9,181	4,022
Other liabilities	(7,653)	5,168
Net cash provided by (used in) operating activities	50,010	125,100

Investing Activities:
Purchases of property and equipment	(27,878)	(11,295)
Purchases of investment securities	(129,002)	(189,955)
Sales and redemptions of available-for-sale securities	21,641	22,500
Sales and redemptions of investment securities	109,000	168,957
Proceeds from property, plant & equipment dispositions	5,478	581
Contingent consideration for a prior acquisition	(6,201)	(63)
Other investing activities	134	(797)
Net cash provided by (used in) investing activities	(26,828)	(10,072)

Financing Activities:
Dividends paid	(13,684)	(13,626)
Purchase of treasury stock	(7,129)	(1,494)
Proceeds from exercise of stock options	788	-
Excess tax benefit from stock-based payment arrangements	132	-
Net cash provided by (used in) financing activities	(19,893)	(15,120)

Effect of exchange rate on cash	(12,050)	655

Increase (decrease) in cash and cash equivalents	(8,761)	100,563

Cash and cash equivalents at beginning of period	568,864	522,709

Cash and cash equivalents at end of period	$560,103	$623,272

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. During the three and six month period ended September 30, 2009, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Foreign Currency

As a result of certain restructuring activities, including the movement of certain manufacturing operations out of the United Kingdom, the Company reassessed the functional currency designation of certain UK subsidiaries and determined that a change in functional currency designation to the U.S. dollar was appropriate for those UK operations. This change in functional currency from the British Pound to the U.S dollar was effective April 1, 2009. This change results in the translation amounts recorded for these operations to the consolidated accumulated other comprehensive income account through March 31, 2009 to remain unchanged indefinitely and otherwise did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

Guidance issued by the Financial Accounting Standards Board (“FASB”) in April of 2008 related to the Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

Guidance issued by the FASB in December 2008 related to Employers’ Disclosures about Postretirement Benefit Plan Assets requires that information about plan assets be disclosed, on an annual basis, based on fair value disclosure requirements. The Company will be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3. The requirements related to the disclosures about plan assets are effective for fiscal years ending after December 15, 2009. Since the requirements are only additional disclosures concerning plan assets, the adoption of this guidance will not affect the consolidated financial position, results of operations or cash flows of the Company.

Guidance issued by the FASB in April 2009 is intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities. The requirements are summarized as follows:

•
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. It also reaffirms the view in previous guidance that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•
Interim Disclosures about Fair Value of Financial Instruments. This enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•
Recognition and Presentation of Other-Than-Temporary Impairments. This amends the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirements of other-than-temporary impairments of debt and equity securities.

This guidance is effective for fiscal years and interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Guidance issued by the FASB in June 2009 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

Guidance issued by the FASB in June 2009 established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Net Income	$27,791	$31,642	$58,796	$55,922
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,700	170,277	170,837	170,304
Basic earnings per share	$0.16	$0.19	$0.34	$0.33
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,700	170,277	170,837	170,304
Effect of stock options	102	-	266	-
Shares used in computing Diluted EPS (1)	170,802	170,277	171,103	170,304
Diluted Income per share	$0.16	$0.19	$0.34	$0.33
(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 7,159 shares and 7,223 shares and 5,078 shares and 7,628 shares for the three and six months ended September 30, 2008 and 2009, respectively.

3.	Trade Accounts Receivable:

	March 31, 2009	September 30, 2009
Gross Accounts Receivable - Trade	$161,563	$177,795
Less:
Allowances for doubtful accounts	947	671
Stock rotation and ship from stock and debit	12,169	12,845
Sales returns and discounts	6,922	6,864
Total allowances	20,038	20,380
Net Accounts Receivable - Trade	$141,525	$157,415

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Allowances for doubtful accounts:
Beginning Balance	$1,386	$860	$1,303	$947
Charges	(6)	118	30	41
Applications	(7)	(307)	45	(317)
Translation and other	(46)	-	(51)	-
Ending Balance	$1,327	$671	$1,327	$671

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Stock rotation and ship from stock and debit:
Beginning Balance	$13,528	$12,287	$12,941	$12,169
Charges	10,717	7,375	21,195	15,003
Applications	(9,978)	(6,817)	(19,866)	(14,327)
Translation and other	(36)	0	(39)	0
Ending Balance	$14,231	$12,845	$14,231	$12,845

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Sales returns and discounts:
Beginning Balance	$9,006	$6,239	$9,253	$6,922
Charges	5,684	5,230	11,966	8,083
Applications	(5,215)	(4,640)	(11,724)	(8,167)
Translation and other	(122)	35	(142)	26
Ending Balance	$9,353	$6,864	$9,353	$6,864

4.	Fair Value:

Fair Value Hierarchy:

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

▪	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

▪
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$24,014	$-	$19,813	$4,201
Available-for-sale investment securities - long-term	16,565	-	13,668	2,897
Assets held in the non-qualified deferred compensation program(1)	7,265	7,265	-	-
Total	$47,844	$7,265	$33,481	$7,098

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,265	$7,265	$-	$-
Foreign currency derivatives(2)	1,025	-	1,025	-
Total	$8,290	$7,265	$1,025	$-

		Based on

	Fair Value at September 30, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$15,978	$-	$13,399	$2,579
Available-for-sale investment securities - long-term	4,591	-	3,850	741
Assets held in the non-qualified deferred compensation program(1)	8,878	8,878	-	-
Foreign currency derivatives(2)	2,443	-	2,443	-
Total	$31,890	$8,878	$19,692	$3,320

		Based on

	Fair Value at September 30, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,878	$8,878	$-	$-
Total	$8,878	$8,878	$-	$-

(1) The market value of the assets held in the trust is included as an asset and a liability of the Company because the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the September 30, 2009 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three and six months ended September 30, 2008 and 2009, respectively.

	Available-for-sale marketable securities
	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009

Balance, beginning of period	$13,558	$3,971	$14,364	$7,098
Realized and unrealized gains/(losses) included in earnings	(771)	(382)	(771)	(333)
Unrealized gains/(losses) included in comprehensive income	251	642	(555)	565
Purchases, issuances and settlements	(2,462)	(344)	(2,462)	(3,409)
Transfers in and/or out of Level 3	3,875	(567)	3,875	(601)
Balance, end of period	$14,451	$3,320	$14,451	$3,320

Valuation Techniques:

To appropriately assign fair value to assets and liabilities, valuation techniques are used, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The following describes valuation techniques used to appropriately value the Company’s available-for-sale securities and derivatives.

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

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At September 30, 2009, all of the Company’s forward contracts have been designated as Level 2 measurements in the hierarchy.

5.	Financial Instruments and Investments in Securities:

At March 31, 2009 and September 30, 2009 investments in debt securities and time deposits held by the Company were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. The underlying investment securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities. During the six months ended September 30, 2009, the Company has recorded other-than-temporary impairment charges of $362 to earnings. There were no such impairment charges in the second quarter of fiscal year 2010. In addition, during the three and six months ended September 30, 2009, pre-tax net gains of $772 and $2,424, respectively, were recorded in other comprehensive income related to these securities. See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
U.S. government and agency securities	$199,192	$175	$(758)	$198,609
	$199,192	$175	$(758)	$198,609

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$50,000	$256	$-	$50,256
Long-term investments:
U.S. government and agency securities	170,115	736	(105)	170,746
	$220,115	$992	$(105)	$221,002

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 30, 2009
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,000	$50,256
Due after one year through five years	170,115	170,746
Total	$220,115	$221,002

6.	Inventories:

	March 31, 2009	September 30, 2009
Finished goods	$106,688	$80,003
Work in process	78,498	85,656
Raw materials and supplies	179,817	174,217
	$365,003	$339,876

7.	Stock-Based Compensation:

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

In August 2009, the Company granted 30 options to members of the Board of Directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $2.21 and $11.48, respectively.

8.	Commitments and Contingencies:

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

From time to time the Company enters into delivery contracts with selected suppliers for certain metals used in its production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2009, the Company had no significant delivery contracts outstanding.

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

To resolve the Company’s liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  The Company has paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to its apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.  The Company currently has reserved approximately $19,355 at September 30, 2009 and $19,879 at March 31, 2009 related to these matters. Except for the matters discussed below, while no assurance can be given, the Company does not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   The Company has had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimates of remediation costs, the Company accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,355 reserved as of September 30, 2009 for potential CERCLA liability as disclosed above) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of the Company’s costs to remediate; however, until all parties agree and remediation is complete, the Company can not be certain there will be no additional costs.

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

Comprehensive income includes the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Net income	$27,791	$31,642	$58,796	$55,922
Other comprehensive income (loss):
Pension liability adjustment and other post-retirement benefits adjustment	(55)	870	431	1,832
Foreign currency translation adjustment	(59,957)	15,654	(53,852)	39,543
Foreign currency cash flow hedges	285	(37)	(3,676)	2,417
Unrealized gain (loss) on available-for-sale securities	(146)	564	(276)	1,770
Comprehensive income (loss)	$(32,082)	$48,693	$1,423	$101,484

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Net sales:
Passive Components	$239,789	$188,633	$488,944	$370,225
KED Resale	133,580	101,679	250,884	194,758
Connectors	26,911	20,210	57,341	37,579
Total	$400,280	$310,522	$797,169	$602,562

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Operating profit:
Passive Components	$32,203	$38,980	$65,324	$71,620
KED Resale	7,408	6,910	11,839	11,805
Connectors	2,154	2,369	4,031	2,584
Research & development	(3,022)	(1,684)	(5,955)	(3,500)
Corporate administration	(8,505)	(9,360)	(12,959)	(18,783)
Total	$30,238	$37,215	$62,280	$63,726

	March 31, 2009	September 30, 2009
Assets:
Passive Components	$639,993	$624,297
KED Resale	33,299	22,487
Connectors	48,808	48,011
Research & development	6,965	5,454
Cash, A/R and investments in securities	906,195	1,027,387
Goodwill - Passive components	151,985	152,072
Goodwill - Connectors	10,277	10,277
Corporate administration	75,007	82,904
Total	$1,872,529	$1,972,889

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Net sales:
Americas	$116,883	$90,946	$229,891	$176,657
Europe	96,684	69,697	207,143	133,850
Asia	186,713	149,879	360,135	292,055
Total	$400,280	$310,522	$797,169	$602,562

11.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2008 and 2009 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
Service cost	$111	$96	$308	$205
Interest cost	451	460	1,809	1,646
Expected return on plan assets	(504)	(378)	(1,771)	(1,545)
Amortization of prior service cost	16	3	-	-
Recognized actuarial loss	27	145	234	204
Net periodic pension cost	$101	$326	$580	$510

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2008	2009	2008	2009
Service cost	$222	$192	$616	$410
Interest cost	902	920	3,618	3,292
Expected return on plan assets	(1,008)	(756)	(3,542)	(3,090)
Amortization of prior service cost	32	6	-	-
Recognized actuarial loss	54	290	468	408
Net periodic pension cost	$202	$652	$1,160	$1,020

As of April 1, 2008, the Company has changed the measurement date  in the Company’s defined benefit plans to March 31 from December 31. As such, as of April 1, 2008, the Company recognized adjustments of $680 and $278 to beginning retained earnings and to other comprehensive income, respectively.

Based on current actuarial computations, during the six months ended September 30, 2009, the Company made contributions of $1,712 to the U.S. plans, and $2,531 to the international plans, respectively. The Company expects to make additional contributions of approximately $2,500 to the international plans and no additional contributions to the U.S. plans, over the remainder of fiscal 2010.

12.	Restructuring:

The Company recorded restructuring charges of $5,293 and $2,069 for the six months ended September 30, 2008 and 2009, respectively. The restructuring charges recorded in the six months ended September 30, 2008 related to employee termination costs covering 643 employees. For the six months ended September 30, 2009, restructuring costs included $1,863 for employee separations covering approximately 300 production, technical, administrative, sales and support employees in all geographic regions, and $206 relating to the consolidation of passive component manufacturing and warehousing operations. These costs included the write-down to net realizable value of equipment and inventories. As of September 30, 2009, there is $2,662 remaining in restructuring accruals that is expected to be paid by the end of fiscal 2010.

Activity related to restructuring charges is as follows:

		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	16,545	1,005	1,077	18,627
Utilization / Payments	(11,538)	(1,005)	(945)	(13,488)
Foreign Currency Translation	(191)	-	(8)	(199)
Balance at March 31, 2009	$4,816	$-	$124	$4,940
Charges	920	76	4	1,000
Utilization / Payments / Adjustments	(2,241)	35	(4)	(2,210)
Balance at June 30, 2009	$3,495	$111	$124	$3,730
Charges	943	-	126	1,069
Utilization / Payments / Adjustments	(1,917)	(111)	(109)	(2,137)
Balance at September 30, 2009	$2,521	$-	$141	$2,662

13.	Derivative Financial Instruments:

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

The Company primarily uses forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At March 31, 2009 and September 30, 2009, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,355	Accrued expenses	$2,701

September 30, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,891	Accrued expenses	$1,217

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2009, a net pretax gain of $2,246 and $5,999, respectively, was recognized in other comprehensive income. In addition, during the three and six months ended September 30, 2009, a net pretax gain of $3,310 and $4,239, respectively was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $884 and $986, respectively, was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. In addition, as a result of not realizing the forecasted sales purchases volume related to some forward contracts at the time of their maturity, during the three and six months ended September 30, 2009, the Company recognized a net pretax gain of $15 and a net pretax loss of $274, respectively, related to ineffective hedge contracts in other expense in the accompanying Statement of Operations. During the six months ended September 30, 2009 and 2008, other than the ineffective contracts previously discussed, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2009 and September 30, 2009, respectively, the Company had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$518	Accrued expenses	$1,232

September 30, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$999	Accrued expenses	$230

For these derivatives not designated as hedging instruments, during the three and six months ended September 30, 2009, a $6,459 gain and a $6,660 gain, respectively, on hedging contracts was recognized in other income (expense) which substantially offset the approximately $6,063 and $6,474, respectively, in exchange losses recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2009 and September 30, 2009, the Company had outstanding foreign exchange contracts with notional amounts totaling $332,351 and $236,096, respectively.

14.	Subsequent Event:

The Company’s management has evaluated the period from July 1, 2009 through November 4, 2009, the date of issuance of this Quarterly Report on Form 10-Q for subsequent events requiring recognition or disclosure in the financial statements. During the period, no material recognizable or disclosable subsequent events were identified except as noted below.

On October 19, 2009, litigation related to Cabot Corporation as discussed in Note 12, "Commitments and Contigencies", to the AVX Corporation and Subsidiaries Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 was settled. The terms of the settlement are confidential.

On October 21, 2009, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended September 30, 2009.  The dividend will be paid to stockholders of record on November 6, 2009 and will be disbursed on November 20, 2009.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  During the three and six months ended September 30, 2009, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of automotive, telecom and memory connectors manufactured by AVX.

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

Results of Operations - Three Months Ended September 30, 2009 and 2008

Net income for the quarter ended September 30, 2009 was $31.6 million, or diluted earnings per share of $0.19, compared to $27.8 million, or $0.16 diluted earnings per share, for the quarter ended September 30, 2008. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended September 30,
	2008	2009
Net Sales	$400,280	$310,522
Gross Profit	63,473	64,736
Operating Income	30,238	37,215
Net Income	27,791	31,642
Diluted Earnings per Share	$0.16	$0.19

Net sales in the three months ended September 30, 2009 decreased $89.8 million, or 22.4%, to $310.5 million compared to $400.3 million in the three months ended September 30, 2008. This decrease is a result of slower demand across all market sectors reflecting a broad based downturn in global economic activity when compared to the same period in the prior year. Supply chain inventory levels have remained lean during the quarter as distributor customers and product manufacturers limited inventory purchases and remained cautious reflecting the overall uncertainty in the market. Overall sales prices for our commodity components remained stable during this second quarter.

The table below represents product group revenues for the three-month periods ended September 30, 2008 and September 30, 2009.

Sales Revenue	Three Months Ended September 30,
$(000's)	2008	2009
Ceramic Components	$44,736	$31,736
Tantalum Components	77,419	67,404
Advanced Components	117,634	89,493
Total Passive Components	239,789	188,633
KDP and KKC Resale	109,900	82,417
KEC Resale	23,680	19,262
Total KED Resale	133,580	101,679
Connectors	26,911	20,210
Total Revenue	$400,280	$310,522

Passive Component sales decreased $51.2 million, or 21.3%, to $188.6 million in the three months ended September 30, 2009 compared to sales of $239.8 million during the same quarter last year. The sales decrease in Passive Components reflects the overall slower demand resulting from the current economic uncertainty as both consumers and manufacturers reduced spending. Lower demand particularly in the consumer electronics, telecom and automotive markets was partially offset by improved medical device and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the current economic conditions partially offset by higher demand in the energy markets for wind and solar power generation systems. The decrease in sales of Ceramic and Tantalum Components reflects a decrease in the volume of unit sales and a moderate decrease in average selling prices reflective of the downturn in the economy.

KDP and KKC Resale sales decreased 25.0% to $82.4 million in the three months ended September 30, 2009 compared to $109.9 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended September 30, 2009 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the telecommunications market, resulting from the global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, decreased $11.1 million, or 22.0%, to $39.5 million in the three months ended September 30, 2009 compared to $50.6 million during the same period last year.  This decrease was primarily attributable to a decrease in the automotive and consumer products sectors in the Europe and Americas regions as a result of the adverse economy when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 38.3% of total sales for the three months ended September 30, 2009, compared to 36.0% for the three months ended September 30, 2008. Overall distributor inventories remained lean as distributor customers limited their inventory purchases during the quarter while remaining cautious in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $7.4 million, or 5.8% of gross sales to distributor customers, for the three months ended September 30, 2009 and $10.7 million, or 6.9% of gross sales to distributor customers, for the three months ended September 30, 2008. Applications under such programs for the quarters ended September 30, 2009 and 2008 were approximately $6.8 million and $10.0 million, respectively.

Geographically, compared to the same period last year, sales decreased in all regions, 19.7% in Asia, 27.9% in Europe and 22.2% in the Americas. Decreases in these regions were reflective of slower demand for electronic products due to the decline of the global market. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $2.0 million when compared to the same period last year.

Gross profit margin in the three months ended September 30, 2009 was 20.8% of sales or $64.7 million compared to a gross profit margin of 15.9% or $63.5 million in the three months ended September 30, 2008. This overall increase is primarily a result of our disciplined cost management in addition to the sale of higher margin products and the benefits of previously initiated restructuring actions. During the quarter ended September 30, 2009, we incurred restructuring charges of $0.6 million related to headcount reductions and other charges, including those related to facility closures, as we continue to realign production capabilities and reduce operating costs to support current business levels. We recorded $3.3 million of restructuring costs during the quarter ended September 30, 2008.

Selling, general and administrative expenses in the three months ended September 30, 2009 were $27.1 million, or 8.7% of net sales, compared to $32.5 million, or 8.1% of net sales, in the three months ended September 30, 2008.  The overall decrease in selling, general and administrative expenses was primarily due to lower selling expenses due to lower sales in addition to a lower cost structure resulting from current cost control initiatives and previous restructuring actions. During the quarters ended September 30, 2009 and 2008, we recorded $0.5 million and $0.7 million, respectively, of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

As a result of the above factors, income from operations increased $7.0 million to $37.2 million in the three months ended September 30, 2009 compared to $30.2 million in the three months ended September 30, 2008.

Other income decreased $3.2 million to $2.4 million in the three months ended September 30, 2009 compared to $5.6 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and lower net currency exchange gains for the quarter.

The Company's effective tax rate for the period ended September 30, 2009 was 20.2% compared to 22.4% for the same period last year. This lower effective tax rate is mainly due to the reduction of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer being subject to U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $16.6 million of potential recapture will expire during the current fiscal year ending March 31, 2010.

Results of Operations – Six Months Ended September 30, 2009 and 2008

Net income for the six months ended September 30, 2009 was $55.9 million, or diluted earnings per share of $0.33, compared to $58.8 million, or $0.34 diluted earnings per share, for the six months ended September 30, 2008. This decrease is a result of the factors set forth below.

in thousands, except per share data	Six Months Ended September 30,
	2008	2009
Net Sales	$797,169	$602,562
Gross Profit	125,625	118,878
Operating Income	62,280	63,726
Net Income	58,796	55,922
Diluted Earnings per Share	$0.34	$0.33

Net sales in the six months ended September 30, 2009 decreased $194.6 million, or 24.4%, to $602.6 million compared to sales of $797.2 million in the six months ended September 30, 2008. This decrease is a result of slower demand across all market sectors reflecting the downturn in global economic activity and disruption in the global financial markets when compared to the same period in the prior year. Supply chain inventory levels have remained lean as distributor customers and product manufacturers limited inventory purchases and remained cautious reflecting the overall uncertainty in the market. Overall sales prices for our commodity components have remained stable during the first six months of the current fiscal year.

The table below represents product group revenues for the six-month periods ended September 30, 2008 and September 30, 2009.

Sales Revenue	Six Months Ended September 30,
$(000's)	2008	2009
Ceramic Components	$95,742	$59,452
Tantalum Components	155,674	128,279
Advanced Components	237,528	182,494
Total Passive Components	488,944	370,225
KDP and KKC Resale	207,599	157,984
KEC Resale	43,285	36,774
Total KED Resale	250,884	194,758
Connectors	57,341	37,579
Total Revenue	$797,169	$602,562

Passive Component sales decreased $118.7 million, or 24.3%, to $370.2 million in the six months ended September 30, 2009 compared to sales of $488.9 million during the same period last year. The sales decrease in Passive Components reflects slower demand due to the overall decline in global markets resulting from the current economic uncertainty as both consumers and manufacturers reduced spending. Lower demand particularly in the consumer electronics, telecom and automotive markets was partially offset by improving medical and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the current economic conditions partially offset by higher demand in the energy markets for wind and solar power generation systems. The decrease in sales of Ceramic and Tantalum Components reflects a decrease in the volume of unit sales and a moderate decrease in average selling prices reflective of the downturn in the economy.

KDP and KKC Resale sales decreased 23.9% to $158.0 million in the six months ended September 30, 2009 compared to $207.6 million during the same period last year. When compared to the same period last year, the decrease during the six months ended September 30, 2009 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the telecommunications market, resulting from the uncertainty in global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, decreased $26.3 million, or 26.1%, to $74.4 million in the six months ended September 30, 2009 compared to $100.6 million during the same period last year.  This decrease was primarily attributable to a decrease in the automotive and consumer products sectors in the Europe and Americas regions as a result of the adverse economy when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 37.4% of total sales for the six months ended September 30, 2009, compared to 36.1% for the six months ended September 30, 2008. Overall distributor inventories remained lean as distributor customers limited their inventory purchases during the first half of the fiscal year while remaining cautious in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $15.0 million, or 6.2% of gross sales to distributor customers, for the six months ended September 30, 2009 and $21.2 million, or 6.7% of gross sales to distributor customers, for the six months ended September 30, 2008. Applications under such programs for the six months ended September 30, 2009 and 2008 were approximately $14.3 million and $19.9 million, respectively.

Geographically, compared to the same period last year, sales decreased 35.4% in Europe and 23.2% in the Americas. Decreases in these regions were reflective of lower demand for electronic products due to the decline of the global market. In addition, there was lower demand in Asia, where sales for the six months ended September 30, 2009 decreased 18.9% compared to the same period in the prior year driven by declines in the consumer market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales in the first half of the fiscal year by approximately $2.7 million when compared to the same period last year.

Gross profit in the six months ended September 30, 2009 was 19.7% of sales or $118.9 million compared to a gross profit margin of 15.8% or $125.6 million in the six months ended September 30, 2008. This overall decrease is primarily attributable to lower sales resulting from the overall decline in global economic conditions. The improved gross margin percentage is a result of the sales of higher margin value added products in addition to a lower cost structure resulting from the benefits of our previously initiated restructuring activities and current cost control measures. During the six months ended September 30, 2009, we incurred restructuring charges of $1.3 million related to headcount reductions and other charges, including those related to facility closures, as we continue to realign production capabilities and reduce operating costs to support current business levels. We recorded $4.6 million of restructuring costs during the six months ended September 30, 2008. In addition, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the first half of the fiscal year by approximately $10.5 million when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2009 were $54.4 million, or 9.0% of net sales, compared to $66.7 million, or 8.4% of net sales, in the six months ended September 30, 2008.  The overall decrease in selling, general and administrative expenses was primarily due to lower selling expenses due to lower sales and savings resulting from effective cost control programs and benefits from previous restructuring and cost reduction actions. During the six months ended September 30, 2009 and 2008, we recorded $0.8 million and $0.7 million, respectively, of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

As a result of the above factors, income from operations increased $1.4 million to $63.7 million in the six months ended September 30, 2009 compared to $62.3 million in the six months ended September 30, 2008. During the six months ended September 30, 2008, other operating income of $4.1 million was recognized from a gain on the sale of excess corporate assets.

Other income decreased $9.5 million to $4.5 million in the six months ended September 30, 2009 compared to $14.0 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and lower net currency exchange gains for the first half of the fiscal year. In addition, other income for the six months ended September 30, 2009 and 2008 includes $0.4 million and $1.6 million, respectively, due to the decline in value of available for sale securities.

The Company's effective tax rate for the six-month period ended September 30, 2009 was 18.0% compared to 22.9% for the same period last year. This lower effective tax rate is mainly due to the reduction of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer being subject to U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $16.6 million of potential recapture will expire during the current fiscal year ending March 31, 2010.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect to see continued pricing pressure in the markets we serve as our customers look to reduce procurement costs as the economy and volumes improve. In response to current economic conditions, we expect to continue to focus on cost reductions and additional restructuring actions in the near term for overhead reductions and product line rationalization.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. If conditions in the credit and capital markets do not improve, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of September 30, 2009, we had a current ratio of 7.8 to 1, $864.0 million of cash, cash equivalents and short-term and long-term investments in securities, $1.8 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $125.1 million in the six months ended September 30, 2009 compared to $50.0 million of cash provided by operating activities in the six months ended September 30, 2008. The increase in cash flow from operating activities compared to the same period last year was primarily a result of a decrease in inventory levels and higher accounts payable and other accrued expenses partially offset by higher accounts receivable.

Purchases of property and equipment were $11.3 million during the first half of fiscal 2010 compared to $27.9 million during the first half of fiscal 2009. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $30 million in fiscal 2010.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2009, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of September 30, 2009, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2009, we did not have any significant delivery contracts outstanding.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.4 million at September 30, 2009.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The Company’s sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in the Company’s exposure to its foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. See Note 13 of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12, "Commitments and Contingencies", to the AVX Corporation and Subsidiaries Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The case discussed therein related to the Cabot Corporation was settled on October 19, 2009. The terms of the settlement are confidential. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no material changes to our risk factors during the first half of fiscal 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows the Company’s purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
07/01/09 - 07/31/09	-	$-	-	7,822,128
08/01/09 - 08/31/09	56,826	11.09	56,826	7,765,302
09/01/09 - 09/30/09	20,000	12.06	20,000	7,745,302
Total	76,826	$11.34	76,826	7,745,302

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2009.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2009.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 6, 2009

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary