Form 10-Q
period 2009-12-31
AVX CORP
filed 2010-02-05
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009.

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010
Common Stock, par value $0.01 per share	170,244,452

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$522,709	$686,762
Short-term investments in securities	-	40,000
Available-for-sale investment securities	24,014	14,269
Accounts receivable - trade	141,525	160,080
Accounts receivable - affiliates	2,190	6,572
Inventories	365,003	341,707
Deferred income taxes	35,016	38,847
Prepaid and other	42,047	30,242
Total current assets	1,132,504	1,318,479
Long-term investments in securities	199,192	169,999
Long-term available-for-sale investment securities	16,565	4,100
Property and equipment	1,467,522	1,502,403
Accumulated depreciation	(1,204,135)	(1,243,570)
	263,387	258,833
Goodwill	162,263	162,345
Intangible assets - net	90,586	88,113
Other assets	8,032	19,282
Total Assets	$1,872,529	$2,021,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$25,294	$35,636
Accounts payable - affiliates	38,681	69,436
Income taxes payable	2,928	7,761
Accrued payroll and benefits	39,227	39,094
Accrued expenses	43,272	45,382
Total current liabilities	149,402	197,309
Other liabilities	53,374	46,116
Total Liabilities	202,776	243,425
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	343,275	344,825
Retained earnings	1,402,202	1,478,113
Accumulated other comprehensive income	64	32,069
Treasury stock, at cost:	(77,552)	(79,045)
5,984 and 6,124 shares at March 31 and December 31, 2009, respectively
Total Stockholders' Equity	1,669,753	1,777,726
Total Liabilities and Stockholders' Equity	$1,872,529	$2,021,151

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Net sales	$320,617	$334,958	$1,117,786	$937,520
Cost of sales	265,846	262,413	932,814	744,785
Vendor settlement	-	(5,000)	-	(5,000)
Restructuring charges	1,790	1,451	6,366	2,763
Gross profit	52,981	76,094	178,606	194,972
Selling, general and administrative expenses	29,049	27,891	95,728	82,286
Restructuring charges	1,003	979	1,720	1,736
Other operating income	-	(2,970)	(4,051)	(2,970)
Profit from operations	22,929	50,194	85,209	113,920
Other income (expense):
Interest income	5,243	1,390	17,964	5,812
Interest expense	-	(20)	(127)	(67)
Other, net	(1,657)	(838)	(280)	(717)
Income before income taxes	26,515	50,726	102,766	118,948
Provision for income taxes	2,651	10,300	20,106	22,600
Net income	$23,864	$40,426	$82,660	$96,348
Income per share:
Basic	$0.14	$0.24	$0.48	$0.57
Diluted	$0.14	$0.24	$0.48	$0.57
Weighted average common shares outstanding:
Basic	170,382	170,244	170,685	170,284
Diluted	170,408	170,390	170,783	170,284

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Nine Months Ended December 31,
	2008	2009
Operating Activities:
Net income	$82,660	$96,348
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	50,011	43,110
Stock-based compensation expense	1,866	1,549
Deferred income taxes	(1,230)	8,980
Loss on available-for-sale securities	3,644	362
Gain on property, plant & equipment, net of retirements	(3,654)	(3,011)
Changes in operating assets and liabilities:
Accounts receivable	33,310	(18,153)
Inventories	(12,292)	32,894
Accounts payable and accrued expenses	(93,806)	27,744
Income taxes payable	(13,662)	(4,332)
Other assets	(2,088)	(2,116)
Other liabilities	8,919	4,357
Net cash provided by (used in) operating activities	53,678	187,732

Investing Activities:
Purchases of property and equipment	(39,069)	(22,081)
Purchases of investment securities	(229,002)	(269,955)
Sales and redemptions of available-for-sale securities	32,417	25,383
Sales and redemptions of investment securities	199,000	258,956
Proceeds from property, plant & equipment dispositions	6,088	4,474
Contingent consideration for a prior acquisition	(6,201)	(63)
Other investing activities	202	(797)
Net cash provided by (used in) investing activities	(36,565)	(4,083)

Financing Activities:
Dividends paid	(20,498)	(20,435)
Purchase of treasury stock	(9,535)	(1,494)
Proceeds from exercise of stock options	812	-
Excess tax benefit from stock-based payment arrangements	132	-
Other financing activities	-	1,732
Net cash provided by (used in) financing activities	(29,089)	(20,197)

Effect of exchange rate on cash	(29,414)	601

Increase (decrease) in cash and cash equivalents	(41,390)	164,053

Cash and cash equivalents at beginning of period	568,864	522,709

Cash and cash equivalents at end of period	$527,474	$686,762

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

The consolidated financial statements of AVX Corporation and subsidiaries ("AVX" or the "Company") include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Critical Accounting Policies and Estimates:

The Company has identified the accounting policies and estimates that are critical to its business operations and understanding the Company's results of operations. Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. During the three and nine month period ended December 31, 2009, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Foreign Currency

As a result of certain restructuring activities, including the movement of certain manufacturing operations out of the United Kingdom, the Company reassessed the functional currency designation of certain UK subsidiaries and determined that a change in functional currency designation to the U.S. dollar was appropriate for those UK operations. This change in functional currency from the British Pound to the U.S dollar was effective April 1, 2009. This change results in the translation amounts recorded for these operations that are included in consolidated accumulated other comprehensive income as of  March 31, 2009 to remain unchanged indefinitely and otherwise did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Net Income	$23,864	$40,426	$82,660	$96,348
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,382	170,244	170,685	170,284
Basic earnings per share	$0.14	$0.24	$0.48	$0.57
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,382	170,244	170,685	170,284
Effect of stock options	26	146	98	-
Shares used in computing Diluted EPS (1)	170,408	170,390	170,783	170,284
Diluted Income per share	$0.14	$0.24	$0.48	$0.57

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 9,379 shares and 5,081 shares and 7,303 shares and 7,264 shares for the three and nine months ended December 31, 2008 and 2009, respectively.

3.	Trade Accounts Receivable:

	March 31, 2009	December 31, 2009
Gross Accounts Receivable - Trade	$161,563	$180,750
Less:
Allowances for doubtful accounts	947	656
Stock rotation and ship from stock and debit	12,169	13,290
Sales returns and discounts	6,922	6,724
Total allowances	20,038	20,670
Net Accounts Receivable - Trade	$141,525	$160,080

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Allowances for doubtful accounts:
Beginning Balance	$1,327	$671	$1,303	$947
Charges	11	(141)	41	(100)
Applications	54	126	99	(191)
Translation and other	(272)	-	(323)	-
Ending Balance	$1,120	$656	$1,120	$656

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Stock rotation and ship from stock and debit:
Beginning Balance	$14,231	$12,845	$12,941	$12,169
Charges	9,249	8,097	30,444	23,100
Applications	(9,734)	(7,652)	(29,600)	(21,979)
Translation and other	(86)	-	(125)	-
Ending Balance	$13,660	$13,290	$13,660	$13,290

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Sales returns and discounts:
Beginning Balance	$9,353	$6,864	$9,253	$6,922
Charges	5,426	3,833	17,392	11,916
Applications	(5,919)	(3,965)	(17,643)	(12,132)
Translation and other	(275)	(8)	(417)	18
Ending Balance	$8,585	$6,724	$8,585	$6,724

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$24,014	$-	$19,813	$4,201
Available-for-sale investment securities - long-term	16,565	-	13,668	2,897
Assets held in the non-qualified deferred compensation program(1)	7,265	7,265	-	-
Total	$47,844	$7,265	$33,481	$7,098

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,265	$7,265	$-	$-
Foreign currency derivatives(2)	1,025	-	1,025	-
Total	$8,290	$7,265	$1,025	$-

		Based on

	Fair Value at December 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$14,269	$-	$12,578	$1,691
Available-for-sale investment securities - long-term	4,100	-	3,614	486
Assets held in the non-qualified deferred compensation program(1)	9,127	9,127	-	-
Total	$27,496	$9,127	$16,192	$2,177

		Based on

	Fair Value at December 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,127	$9,127	$-	$-
Foreign currency derivatives(2)	2,625	-	2,625	-
Total	$11,752	$9,127	$2,625	$-

(1) The market value of the assets held in the trust is included as an asset and a liability of the Company because the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2009 and December 31, 2009 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three and nine months ended December 31, 2008 and 2009, respectively.

	Available-for-sale investment securities
	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009

Balance, beginning of period	$14,451	$3,320	$14,364	$7,098
Net realized and unrealized gains/(losses) included in earnings	(1,526)	9	(2,297)	(324)
Net unrealized gains/(losses) included in comprehensive income	(586)	86	(1,141)	651
Purchases, issuances and settlements	(4,445)	(205)	(6,907)	(3,614)
Transfers in and/or out of Level 3	1,401	(1,033)	5,276	(1,634)
Balance, end of period	$9,295	$2,177	$9,295	$2,177

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

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At December 31, 2009, all of the Company’s forward contracts have been designated as Level 2 measurements in the hierarchy.

5.	Financial Instruments and Investments in Securities:

At March 31, 2009 and December 31, 2009 investments in debt securities and time deposits held by the Company were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. The underlying investment securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities. During the nine months ended December 31, 2009, the Company has recorded other-than-temporary impairment charges of $362 to earnings. There were no such impairment charges in the second and third quarters of fiscal year 2010. In addition, during the three and nine months ended December 31, 2009, pre-tax net gains of $670 and $3,094, respectively, were recorded in other comprehensive income related to these securities. See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
U.S. government and agency securities	$199,192	$175	$(758)	$198,609
	$199,192	$175	$(758)	$198,609

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$363	$(19)	$40,344
Long-term investments:
U.S. government and agency securities	169,999	288	(134)	170,153
	$209,999	$651	$(153)	$210,497

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 31, 2009
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,000	$40,344
Due after one year through five years	169,999	170,153
Total	$209,999	$210,497

6.	Inventories:

	March 31, 2009	December 31, 2009
Finished goods	$106,688	$83,068
Work in process	78,498	83,592
Raw materials and supplies	179,817	175,047
	$365,003	$341,707

7.	Stock-Based Compensation:

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

On October 19, 2009, the Company and Cabot Corporation announced the favorable resolution of all outstanding litigation between the parties relating to the supply of tantalum by Cabot to AVX. Please refer to Note 12 Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The terms of the settlement are confidential.

From time to time the Company enters into delivery contracts with selected suppliers for certain metals used in its production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  Currently we do not have any such contracts in place.

The Company has been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with seven sites at which remediation is required. However, since CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At two of the seven sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. The Company believes that any liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve the Company’s liability at each of the sites at which it has been named a PRP, the Company has entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation. The Company has paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to its apportioned share of the liabilities. As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy. The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty. The Company currently has reserved approximately $19,500 at December 31, 2009 and $19,879 at March 31, 2009 related to these matters. Except for the matters discussed below, while no assurance can be given, the Company does not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently modified to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility. The Company has had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties. Settlement discussions are ongoing and no definitive agreements have been reached among the parties. AVX never actually operated in the Facility. However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimates of remediation costs, the Company accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,500 reserved as of December 31, 2009 for potential CERCLA liability as disclosed above) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility. This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of the Company’s costs to remediate; however, until all parties agree and remediation is complete, the Company can not be certain there will be no additional costs.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined. The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws. As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs. Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined. The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are currently pending in South Carolina state court. AVX has also sought to join the United States Air Force as a potentially responsible party. The Company intends to defend vigorously the claims that have been asserted in the three related lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

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

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Net income	$23,864	$40,426	$82,660	$96,348
Other comprehensive income (loss):
Pension liability adjustment and other post-retirement benefits adjustment	(235)	548	196	2,380
Foreign currency translation adjustment	(115,285)	(12,025)	(169,137)	27,518
Foreign currency cash flow hedges	1,218	(2,569)	(2,458)	(152)
Unrealized gain (loss) on available-for-sale securities	(2,123)	489	(2,399)	2,259
Comprehensive income (loss)	$(92,561)	$26,869	$(91,138)	$128,353

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Net sales:
Passive Components	$202,166	$204,826	$691,110	$575,051
KED Resale	100,702	105,782	351,586	300,540
Connectors	17,749	24,350	75,090	61,929
Total	$320,617	$334,958	$1,117,786	$937,520

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Operating profit:
Passive Components	$29,008	$49,005	$94,332	$120,625
KED Resale	4,536	6,902	16,375	18,707
Connectors	(280)	3,109	3,751	5,693
Research & development	(2,289)	(1,720)	(8,244)	(5,220)
Corporate administration	(8,046)	(7,102)	(21,005)	(25,885)
Total	$22,929	$50,194	$85,209	$113,920

	March 31, 2009	December 31, 2009
Assets:
Passive Components	$639,993	$612,858
KED Resale	33,299	28,728
Connectors	48,808	44,186
Research & development	6,965	5,291
Cash, A/R and investments in securities	906,195	1,081,782
Goodwill - Passive components	151,985	152,068
Goodwill - Connectors	10,277	10,277
Corporate administration	75,007	85,961
Total	$1,872,529	$2,021,151

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Net sales:
Americas	$108,456	$103,516	$338,347	$280,173
Europe	70,275	81,488	277,418	215,338
Asia	141,886	149,954	502,021	442,009
Total	$320,617	$334,958	$1,117,786	$937,520

11.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2008 and 2009 for the Company’s defined benefit plans:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2008	2009	2008	2009
Service cost	$111	$96	$308	$205
Interest cost	451	460	1,809	1,646
Expected return on plan assets	(504)	(378)	(1,771)	(1,545)
Amortization of prior service cost	16	3	-	-
Recognized actuarial loss	27	145	234	204
Net periodic pension cost	$101	$326	$580	$510

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2008	2009	2008	2009
Service cost	$333	$288	$924	$615
Interest cost	1,353	1,380	5,427	4,938
Expected return on plan assets	(1,512)	(1,134)	(5,313)	(4,635)
Amortization of prior service cost	48	9	-	-
Recognized actuarial loss	81	435	702	612
Net periodic pension cost	$303	$978	$1,740	$1,530

As of April 1, 2008, the Company has changed the measurement date in the Company’s defined benefit plans to March 31 from December 31. As such, as of April 1, 2008, the Company recognized adjustments of $680 and $278 to beginning retained earnings and to other comprehensive income, respectively.

Based on current actuarial computations, during the nine months ended December 31, 2009, the Company made contributions of $1,790 to the U.S. plans, and $3,842 to the international plans, respectively. The Company expects to make additional contributions of approximately $1,250 to the international plans and no additional contributions to the U.S. plans, over the remainder of fiscal 2010.

12.	Restructuring:

The Company recorded restructuring charges of $8,086 and $4,499 for the nine months ended December 31, 2008 and 2009, respectively. The restructuring charges recorded in the nine months ended December 31, 2008 related to employee termination costs covering 1,044 employees. For the three months ended December 31, 2009, restructuring costs included $1,686 for employee separations covering an additional reduction in force of approximately 15 production, technical, administrative, sales and support employees across all geographic regions as well as the cost related to reduction in force initiatives in prior quarters. Restructuring costs of $744 for the three months ended December 31, 2009 related to the consolidation of passive component manufacturing. As of December 31, 2009, there is $1,969 remaining in restructuring accruals that is expected to be paid by the end of fiscal 2010.

Activity related to restructuring charges is as follows:

		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	16,545	1,005	1,077	18,627
Utilization / Payments	(11,538)	(1,005)	(945)	(13,488)
Foreign Currency Translation	(191)	-	(8)	(199)
Balance at March 31, 2009	$4,816	$-	$124	$4,940
Charges	920	76	4	1,000
Utilization / Payments / Adjustments	(2,241)	35	(4)	(2,210)
Balance at June 30, 2009	$3,495	$111	$124	$3,730
Charges	943	-	126	1,069
Utilization / Payments / Adjustments	(1,917)	(111)	(109)	(2,137)
Balance at September 30, 2009	$2,521	$-	$141	$2,662
Charges	1,686	371	373	2,430
Utilization / Payments / Adjustments	(2,616)	(371)	(241)	(3,228)
Foreign Currency Translation	73	-	32	105
Balance at December 31, 2009	$1,664	$-	$305	$1,969

13.	Derivative Financial Instruments:

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At March 31, 2009 and December 31, 2009, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,355	Accrued expenses	$2,701

December 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$740	Accrued expenses	$2,281

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2009, a net pretax loss of $2,043 and a net pretax gain of $3,956, respectively, was recognized in other comprehensive income. In addition, during the three and nine months ended December 31, 2009, a net pretax gain of $2,092 and $6,331, respectively was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $986 and $1,972, respectively, was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. In addition, as a result of not realizing the forecasted sales purchases volume related to some forward contracts at the time of their maturity, during the three and nine months ended December 31, 2009, the Company recognized a net pretax gain of $68 and a net pretax loss of $206, respectively, related to ineffective hedge contracts in other expense in the accompanying Statement of Operations. During the nine months ended December 31, 2009 and 2008, other than the ineffective contracts previously discussed, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2009 and December 31, 2009, respectively, the Company had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$518	Accrued expenses	$1,232

December 31, 2009	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,960

For these derivatives not designated as hedging instruments, during the three and nine months ended December 31, 2009, a net pretax loss of $2,033 and a net pretax gain of $4,627, respectively, on hedging contracts was recognized in other income (expense). This substantially offset approximately $990 in net pretax exchange gains for the three months ended December 31, 2009, and approximately $5,484 in net pretax exchange losses for the nine months ended December, 31, 2009, recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2009 and December 31, 2009, the Company had outstanding foreign exchange contracts with notional amounts totaling $332,351 and $232,297, respectively.

14.	Subsequent Event:

The Company’s management has evaluated the period from October 1, 2009 through February 5, 2010, the date of issuance of this Quarterly Report on Form 10-Q for subsequent events requiring recognition or disclosure in the financial statements. During the period, no material recognizable or disclosable subsequent events were identified except as noted below.

On January 29, 2010, the Board of Directors of the Company declared a $0.04 dividend per share of common stock with respect to the quarter ended December 31, 2009. The dividend will be paid to stockholders of record on February 19, 2010 and will be disbursed on March 5, 2010.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  During the three and nine months ended December 31, 2009, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Results of Operations - Three Months Ended December 31, 2009 and 2008

Net income for the quarter ended December 31, 2009 was $40.4 million, or diluted earnings per share of $0.24, compared to $23.9 million, or $0.14 diluted earnings per share, for the quarter ended December 31, 2008. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended December 31,
	2008	2009
Net Sales	$320,617	$334,958
Gross Profit	52,981	76,094
Operating Income	22,929	50,194
Net Income	23,864	40,426
Diluted Earnings per Share	$0.14	$0.24

Net sales in the three months ended December 31, 2009 increased $14.3 million, or 4.5%, to $335.0 million compared to $320.6 million in the three months ended December 31, 2008. This increase is a result of increased demand across most market sectors reflecting an upturn in the outlook of the global economy when compared to the same period in the prior year. Supply chain inventory levels remained steady during the quarter as distributor customers and product manufacturers, remained cautious about increasing inventories, despite the increase in demand. Overall sales prices for our commodity components remained stable during this third quarter, as a result of the supply and demand situation.

The table below represents product group revenues for the three-month periods ended December 31, 2008 and December 31, 2009.
Sales Revenue	Three Months Ended December 31,
$(000's)	2008	2009
Ceramic Components	$43,147	$43,385
Tantalum Components	61,456	72,286
Advanced Components	97,563	89,155
Total Passive Components	202,166	204,826
KDP and KKC Resale	82,390	85,387
KEC Resale	18,312	20,395
Total KED Resale	100,702	105,782
Connectors	17,749	24,350
Total Revenue	$320,617	$334,958

Passive Component sales increased $2.7 million, or 1.3%, to $204.8 million in the three months ended December 31, 2009 compared to sales of $202.2 million during the same quarter last year. The sales increase in Passive Components reflects an increase in demand resulting from the more positive outlook in the current global economy. Demand increased in the consumer electronics, telecommunications and automotive markets as well as in the medical device and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the current economic conditions partially offset by higher demand in the energy markets for wind and solar power generation systems. The increase in sales of Tantalum Components reflects a combination of an increase in the volume of unit sales as well as a favorable mix of products sold.

KDP and KKC Resale sales increased 3.6% to $85.4 million in the three months ended December 31, 2009 compared to $82.4 million during the same period last year. When compared to the same period last year, the increase during the quarter ended December 31, 2009 is primarily attributable to the sale of higher value products.

Total Connector sales, including AVX manufactured and KEC Resale connectors, increased $8.7 million, or 24.1%, to $44.7 million in the three months ended December 31, 2009 compared to $36.1 million during the same period last year. This increase was primarily attributable to higher demand in the automotive and consumer products sectors in the European and Americas regions as a result of the more positive outlook on the global economy when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 39.1% of total sales for the three months ended December 31, 2009, compared to 37.5% for the three months ended December 31, 2008. Overall distributor inventories remained lean as distributor customers limited their inventory purchases during the quarter while remaining cautious in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $8.1 million, or 5.8% of gross sales to distributor customers, for the three months ended December 31, 2009 and $9.2 million, or 7.1% of gross sales to distributor customers, for the three months ended December 31, 2008. Applications under such programs for the quarters ended December 31, 2009 and 2008 were approximately $7.7 million and $9.7 million, respectively.

Geographically, compared to the same period last year, sales increased 5.7% in Asia and 16.0% in Europe (reflective of the improved outlook in those regions). Sales in the Americas region decreased 4.6%. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $8.5 million when compared to the same period last year.

Gross profit in the three months ended December 31, 2009 was 22.7% of sales or $76.1 million compared to a gross profit margin of 16.5% or $53.0 million in the three months ended December 31, 2008. This overall increase is primarily a result of our disciplined cost management in addition to the sale of higher margin products and the benefits of previously initiated restructuring actions. In addition, we recorded a $5.0 million reduction in cost of sales related to a vendor settlement during the quarter. During the quarter ended December 31, 2009, we incurred restructuring charges of $1.5 million related to headcount reductions and other charges, including those related to facility closures, as we continue to realign production capabilities and reduce operating costs to support current business levels. We recorded $1.8 million of restructuring costs during the quarter ended December 31, 2008.  As a result of the movement of the U.S. dollar against certain foreign currencies, cost of sales was unfavorably impacted by approximately $9.8 million when compared to the same period last year.

Selling, general and administrative expenses in the three months ended December 31, 2009 were $28.9 million, or 8.6% of net sales, compared to $30.1 million, or 9.4% of net sales, in the three months ended December 31, 2008. The overall decrease in selling, general and administrative expenses was primarily due to a lower cost structure resulting from current cost control initiatives and previous restructuring actions. During the quarters ended December 31, 2009 and 2008, we recorded approximately $1.0 million of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

During the three months ended December 31, 2009, other operating income includes a gain of $3.0 million from the sale of excess corporate assets. As a result of the above factors, income from operations increased $27.3 million to $50.2 million in the three months ended December 31, 2009 compared to $22.9 million in the three months ended December 31, 2008.

Other income decreased $3.1 million to $0.5 million in the three months ended December 31, 2009 compared to $3.6 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and net currency exchange losses for the current quarter.

Our effective tax rate for the period ended December 31, 2009 was 20.3% compared to 10.0% for the same period last year. When compared to the same period last year, this higher effective tax rate is primarily due to the cumulative effect of a change in our annual effective tax rate from 26% to 22% during the quarter ended December 31, 2008 which impacted the quarter by approximately $3.1 million in addition to the recognition of a net tax benefit of $0.4 million resulting from the release of certain liabilities associated with closed income tax audits contributing to a lower effective rate for the prior year quarter.  In addition, higher levels of income in higher tax rate jurisdictions has unfavorably impacted the effective tax rate in the period ended December 31, 2009 when compared to the same period last year. The effective tax rate in both years continues to be favorably impacted from the benefit of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years.  As a result, our annual effective tax rate for the periods ended December 31, 2009 and 2008 has been favorably impacted by $16.6 million and $8.6 million, respectively, due to the expiration of recapture periods.

Results of Operations – Nine Months Ended December 31, 2009 and 2008

Net income for the nine months ended December 31, 2009 was $96.3 million, or diluted earnings per share of $0.57, compared to $82.7 million, or $0.48 diluted earnings per share, for the nine months ended December 31, 2008. This increase is a result of the factors set forth below.

in thousands, except per share data	Nine Months Ended December 31,
	2008	2009
Net Sales	$1,117,786	$937,520
Gross Profit	178,606	194,972
Operating Income	85,209	113,920
Net Income	82,660	96,348
Diluted Earnings per Share	$0.48	$0.57

Net sales in the nine months ended December 31, 2009 decreased $180.3 million, or 16.1%, to $937.5 million compared to sales of $1,117.8 million in the nine months ended December 31, 2008. This decrease is a result of slower demand across all market sectors reflecting the downturn in global economic activity and disruption in the global financial markets when compared to the same period in the prior year. Supply chain inventory levels have remained lean as distributor customers and product manufacturers limited inventory purchases and remained cautious reflecting the overall uncertainty in the market. Overall sales prices for our commodity components have remained stable during the first nine months of the current fiscal year.

The table below represents product group revenues for the nine-month periods ended December 31, 2008 and December 31, 2009.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2008	2009
Ceramic Components	$145,066	$104,129
Tantalum Components	217,130	200,566
Advanced Components	328,914	270,356
Total Passive Components	691,110	575,051
KDP and KKC Resale	289,989	243,371
KEC Resale	61,597	57,169
Total KED Resale	351,586	300,540
Connectors	75,090	61,929
Total Revenue	$1,117,786	$937,520

Passive Component sales decreased $116.1 million, or 16.8%, to $575.1 million in the nine months ended December 31, 2009 compared to sales of $691.1 million during the same period last year. The sales decrease in Passive Components reflects lower demand due to the overall decline in global markets resulting from the current economic uncertainty as both consumers and manufacturers reduced spending. Lower demand particularly in the consumer electronics, telecom and automotive markets was partially offset by improving medical and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the current economic conditions partially offset by higher demand in the energy markets for wind and solar power generation systems. The decrease in sales of Ceramic and Tantalum Components reflects a decrease in the volume of unit sales and a moderate decrease in average selling prices reflective of the downturn in the economy.

KDP and KKC Resale sales decreased $46.6 million to $243.4 million in the nine months ended December 31, 2009 compared to $290.0 million during the same period last year. When compared to the same period last year, the decrease during the nine months ended December 31, 2009 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the telecommunications market, resulting from the uncertainty in global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale connectors, decreased $17.6 million, or 12.9%, to $119.1 million in the nine months ended December 31, 2009 compared to $136.7 million during the same period last year. This decrease was primarily attributable to a decrease in the automotive and consumer products sectors in the Europe and Americas regions as a result of the adverse economy when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 38.0% of total sales for the nine months ended December 31, 2009, compared to 36.5% for the nine months ended December 31, 2008. Overall distributor inventories remained lean as distributor customers limited their inventory purchases during the first nine months of the fiscal year while remaining cautious in this uncertain demand environment. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $23.1 million, or 6.1% of gross sales to distributor customers, for the nine months ended December 31, 2009 and $30.4 million, or 6.9% of gross sales to distributor customers, for the nine months ended December 31, 2008. Applications under such programs for the nine months ended December 31, 2009 and 2008 were approximately $22.0 million and $29.6 million, respectively.

Geographically, compared to the same period last year, sales decreased across all regions including 22.4% in Europe and 17.2% in the Americas. Decreases in these regions were reflective of lower demand for electronic products due to the decline of the global market. In addition, there was lower demand in Asia, where sales for the nine months ended December 31, 2009 decreased 12.0% compared to the same period in the prior year driven by declines in the consumer market. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales in the first nine months of the fiscal year by approximately $5.8 million when compared to the same period last year.

Gross profit in the nine months ended December 31, 2009 was 20.8% of sales or $195.0 million compared to a gross profit margin of 16.0% or $178.6 million in the nine months ended December 31, 2008. This overall increase is primarily a result of our disciplined cost management in addition to the sale of higher margin products and the benefits of previously initiated restructuring actions. During the nine months ended December 31, 2009, we incurred restructuring charges of $2.8 million related to headcount reductions and other charges, including those related to facility closures, as we continue to realign production capabilities and reduce operating costs to support current business levels. We recorded $6.4 million of restructuring costs during the nine months ended December 31, 2008. We also recorded a $5.0 million reduction in cost of sales related to a vendor settlement during the nine months ended December 31, 2009. In addition, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the first nine months of the fiscal year by approximately $0.7 million when compared to the same period last year.

Selling, general and administrative expenses in the nine months ended December 31, 2009 were $84.0 million, or 9.0% of net sales, compared to $97.4 million, or 8.7% of net sales, in the nine months ended December 31, 2008. The overall decrease in selling, general and administrative expenses was primarily due to lower selling expenses due to lower sales and savings resulting from effective cost control programs and benefits from previous restructuring and cost reduction actions. During the nine months ended December 31, 2009 and 2008, we recorded $1.7 million of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

During the nine months ended December 31, 2009 and 2008, other operating income includes gains of $3.0 million and $4.1 million, respectively, on the sale of excess corporate assets. As a result of the above factors, income from operations increased $28.7 million to $113.9 million in the nine months ended December 31, 2009 compared to $85.2 million in the nine months ended December 31, 2008

Other income decreased $12.5 million to $5.0 million in the nine months ended December 31, 2009 compared to $17.6 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and lower net currency exchange gains for the first nine months of the fiscal year. In addition, other income for the nine months ended December 31, 2009 and 2008 includes $0.4 million and $3.6 million, respectively, due to the decline in value of available for sale securities.

The Company's effective tax rate for the nine -month period ended December 31, 2009 was 19.0% compared to 19.6% for the same period last year. This lower effective tax rate is mainly due to the reduction of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer being subject to U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $16.6 million of potential recapture will expire during the current fiscal year ending March 31, 2010 compared to $8.6 million of recapture that expired during the fiscal year ended March 31, 2009.  This benefit is partially offset in the current year by higher tax expense as a result of increased taxable income in higher tax rate jurisdictions.

Outlook

Near-Term:

The electronic component industry in which we operate is cyclical. Near-term results for us will depend on the impact of the overall uncertainty in global economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  We expect to see renewed pricing pressure in the markets we serve as our customers look to reduce procurement costs as the economy and volumes improve. In response to current economic conditions, we expect to continue to focus on cost management and manufacturing efficiencies. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value added electronic components to support today’s advanced electronic devices. If global economic conditions do not improve, including the credit and capital markets, the impact on our customers as well as end user demand for electronic products could cause a significant adverse impact on our near term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of December 31, 2009, we had a current ratio of 6.7 to 1, $915.1 million of cash, cash equivalents and short-term and long-term investments in securities, $1.8 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $187.7 million in the nine months ended December 31, 2009 compared to $53.7 million of cash provided by operating activities in the nine months ended December 31, 2008. The increase in cash flow from operating activities compared to the same period last year was primarily a result of higher net income, and a more favorable currency impact when compared to the same period last year.  In addition, a decrease in inventory levels and higher accounts payable and other accrued expenses partially offset by higher accounts receivable also contributed to the increase in operating cash flow for the period.

Purchases of property and equipment were $22.1 million during the first nine months of fiscal 2010 compared to $39.1 million in the nine month period ending December 31, 2008. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $30 million in fiscal 2010. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2009, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of December 31, 2009, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.5 million at December 31, 2009. Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new accounting standards that we have recently adopted or are currently reviewing can be found in Note 1 “Basis of Presentation” under New Accounting Standards of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12, “Commitments and Contingencies”, to the AVX Corporation and Subsidiaries Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The case discussed therein related to the Cabot Corporation was settled on October 19, 2009. The terms of the settlement are confidential. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. There have been no material changes to our risk factors in the nine month period ending December 31, 2009 except as described below.

AVX recently announced the relocation of its corporate headquarters from Myrtle Beach to Greenville, South Carolina.  Although there are no company-specific risks associated with this move, any significant move of operations and personnel poses the possibility of the loss of key employees, disruption of communications, or problems with information technology systems.  Management is taking steps to minimize these risks to the extent possible.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2010.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2010.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 5, 2010

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary