Form 10-K
period 2010-03-31
AVX CORP
filed 2010-05-20
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to__________

Commission File Number: 1-7201
(Exact name of registrant as specified in its charter)
Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 AVX Boulevard Fountain Inn, South Carolina	29644
(Address of principal executive offices)	(Zip Code)
(864) 967-2150
(Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Based on the closing sales price of $11.93 on September 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $577,942,312.

As of May 3, 2010, there were 170,128,986 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2010, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 4.	Removed and Reserved . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . .	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .	36
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .	37
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . .	39
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39
Part IV

Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		42

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995
The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2011 overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, "AVX" or the "Company") is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products.  Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan ("Kyocera"), a public company and our majority stockholder which owns approximately 72% of our outstanding common stock.  We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

We are organized by product line with five main product groups.  Our reportable segments are based on the types of products from which we generate revenues.  We have three reportable segments:  Passive Components, Kyocera Electronic Devices ("KED Resale") and Connectors.  The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Component reportable segment.  Segment revenue and profit information is presented in Note 15 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of AVX Interconnect (formerly Elco) automotive, telecom and memory connectors manufactured by AVX.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

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

Our principal strategic advantages include:

Creating Technology Leadership. We have research and development locations in the United States, United Kingdom, Czech Republic, France and Israel. We have developed numerous new products during fiscal 2010 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers as consumers and business demand more advanced electronic solutions to manage their everyday lives and businesses.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $144 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as China, El Salvador, Malaysia, Mexico and the Czech Republic.

Globally Coordinating our Marketing and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 19 manufacturing facilities are located in 10 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 62% of our net sales in fiscal 2010.  KDP and KKC Resale represented approximately 26%, and Connectors, including KEC Resale Connectors, represented approximately 12% of our net sales in fiscal 2010.  The table below presents revenues for fiscal 2008, 2009 and 2010 by product group.  Financial information concerning our Passive Components, KED Resale, Connectors and Research and Development segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.
	Years Ended March 31,
Sales revenue (in thousands)	2008	2009	2010
Ceramic Components	$211,759	$165,740	$155,059
Tantalum Components	312,761	268,326	280,991
Advanced Components	433,646	434,039	369,811
Total Passive Components	958,166	868,105	805,861
KDP and KKC Resale	468,186	354,258	338,701
KEC Resale Connectors	86,531	76,209	73,973
Total KED Resale	554,717	430,467	412,674
Connectors	106,392	91,041	86,431
Total Revenue	$1,619,275	$1,389,613	$1,304,966

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $129.4 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 54% of our passive component net sales in fiscal 2010.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors and varistors.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 46% of passive component net sales in fiscal 2010.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera. Sales of these products accounted for approximately 32% of net sales in fiscal 2010.

Connectors

We manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications.  We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets.  An expanding portion of the electronics market for AVX connectors over the past three years is the automotive market with applications throughout a vehicle including engine control, transmission control, audio, brakes, and the quickly evolving stability and safety control system. We have invested approximately $11.2 million in facilities and equipment over the past three years as we continue to focus on new product development and enhance our production capabilities for our Connector business. Approximately 46% of combined manufactured and resale connector net sales in fiscal 2010 consisted of connectors manufactured by Kyocera.

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

Approximately 31%, 24% and 45% of our net sales for fiscal 2010 were generated at our locations in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

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

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and independent electronic component distributors.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEM, EMS and electronic component distributor customers.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2008, 2009 and 2010.   Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (DSCC) and European Space Agency (ESA), and approved under certain foreign military specifications.

Typically, independent electronic component distributors handle a wide variety of products and fill orders for many customers.  The sales terms under non-exclusive agreements with independent electronic component distributors may vary by distributor, and by geographic region.  In the United States, Europe and Asia, such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs.  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales.  In the United States, we may use a ship and debit program under which pricing adjustments may be granted by us to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  In addition, certain agreements with distributors may include special incentive discounts based on amount of product ordered or shipped. Our agreements with independent electronic component distributors generally also require that we repurchase qualified inventory from the distributor in the event that we terminate the distributor agreement or discontinue a product offering.

We had a backlog of orders of approximately $252 million at March 31, 2008, $159 million at March 31, 2009 and $292 million at March 31, 2010.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns and product delivery lead times in the industry. Accordingly, the backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as orders from these arrangements are not typically reflected in backlog.

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

Our research and development effort and also operational level engineering effort place a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $35 million, $31 million and $25 million during fiscal 2008, 2009 and 2010, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

Competition

Markets for our products are highly competitive.  We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price.  We believe we are competitively positioned on each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, EPCOS AG, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electro-Mechanics and Vishay Intertechnology, Inc.  Our major competitors for certain electronic connector products are Tyco Electronics, Molex Incorporated and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2010, we employed approximately 10,600 full-time employees.  Approximately 1,800 of these employees are employed in the United States.  Of the employees located in the United States, approximately 500 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

To resolve our liability at each of the sites at which we have been named a PRP by the EPA, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid, or reserved for, all reasonably estimable amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318.5 million. We have not yet completed an investigation of the monies spent or available defenses in light of the notification. We have also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the EPA indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation made, or to be made, available by the EPA with respect to the site.  The potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Tentative agreements between EPA, the Commonwealth of Massachusetts, the City of New Bedford, and AVX are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation. Based on our own estimate of remediation costs, we have accrued $18.2 million in the quarter ended March 31, 2009 (which amount is included in the $19.7 million reserved as of March 31, 2010 for potential CERCLA liability as discussed below) as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. Our accrual represents the estimate of our costs to remediate; however, until all public comment periods have expired and EPA has reviewed such comments, the agreements are finalized, and the remediation is complete, we can not be certain there will be no additional costs.

Recently, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, inter alia, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

  In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008, currently pending in South Carolina State Court, by John H. Nance and JDS Development of Myrtle Beach, Inc. AVX has also sought to join the United States Air Force as a potentially responsible party.   We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

  We currently have reserved approximately $19.7 million at March 31, 2010 related to these matters.  Except for the matters discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.
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

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the executive officers of the Company as of March 31, 2010:

Name	Age	Position
John S. Gilbertson	66	Chief Executive Officer and President
C. Marshall Jackson	61	Executive Vice President of Sales and Marketing
Peter Venuto	57	Vice President of Sales
Carl L. Eggerding	60	Vice President, Chief Technology Officer
Kurt P. Cummings	54	Vice President, Chief Financial Officer, Treasurer and Secretary
Keith Thomas	56	Vice President, President of Kyocera Electronic Devices
Peter Collis	58	Vice President of Tantalum Products
John Sarvis	60	Vice President of Ceramic Products
John Lawing	59	Vice President of Advanced Products

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate.  Discussion about the important operational risks that our businesses encounter can also be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  We wish to caution the reader that the following important risk factors, and those factors described elsewhere in this report or other documents that we file or furnish to the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  Below, we have described our current view of certain important strategic risks.  These risks are not presented in order of importance or probability of occurrence.  Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

We operate in a cyclical business which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, our unit costs and our profitability.  Most of our customers are in cyclical industries.  Their requirements for passive components and connectors fluctuate significantly as a result of changes in general economic conditions and other factors.  During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks.   When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated stocks.  Business cycles vary somewhat in different geographical regions and customer industries.  Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials and shipping needs.  Changes in demand mix, needed technologies and end-use markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.  We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

We must consistently reduce costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing, logistics operations and enhance operations in low cost labor markets in response to the current economic downturn and reduced needs of the electronic components market, we have incurred restructuring costs in the fiscal year ended March 31, 2010. In addition, we expect to incur additional restructuring costs during the next fiscal year as we continue to respond to global market conditions.  The amount of restructuring is difficult to predict in today’s volatile economy as we develop actions in response to anticipated market conditions and product demand.  If we are unsuccessful in implementing our restructuring and other cost reduction plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our business, financial condition and operating results.

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

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, and what information we can provide to a non-U.S. government.  Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective.  If and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses.

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

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing process, employee health and safety, labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information.

Changes in environmental compliance obligations of critical suppliers may adversely impact our operations

We use significant amounts of electrical energy and processed ores in its production process.  The Kyoto Protocol is an international agreement that purports to set binding targets for signatory industrialized countries for reducing greenhouse gas emissions. Further, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  There is also current and emerging regulation in other countries in which we or our customers operate, such as the mandatory renewable energy target in Australia. Any significant, sustained increase in energy costs could result in increases in our capital expenditures, operating expenses, and costs of important raw materials resulting in an adverse effect on our results of operations and financial condition.

The potential physical impacts of climate change on the company’s operations are highly uncertain, and will be particular to the geographic circumstances. These effects may adversely impact the cost, production and financial performance of our operations.

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

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit qualities of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes. A credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations. If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures.

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

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances have automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $70.9 million in fiscal 2008, $44.2 million in fiscal 2009 and $28.9 million in fiscal 2010.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	300,000	Owned	Headquarters/Manufacturing
Myrtle Beach, SC	500,000	Owned	Manufacturing/Research — PC — CP
Myrtle Beach, SC	69,000	Owned	Office/Warehouse — PC — CP
Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC
Atlanta, GA	49,000	Leased	Office/Warehouse — PC — CP
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	490,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	47,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	276,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	39,000	Leased	Warehouse — PC
Uherske Hradiste, Czech Republic	26,000	Leased	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	115,000	Owned	Manufacturing — CP
Juarez, Mexico	109,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008, currently pending in South Carolina State Court, by John H. Nance and JDS Development of Myrtle Beach, Inc. AVX has also sought to join the United States Air Force as a potentially responsible party.   We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

Recently, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time

See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX".  At May 3, 2010, there were approximately 258 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2010 and March 31, 2009.  On May 5, 2010, our Board of Directors declared a $0.045 dividend per share of common stock with respect to the quarter ended March 31, 2010.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.
	Common Stock Price Range				Dividends Declared
	2009		2010		Per Share
	High	Low	High	Low	2009	2010
First Quarter	$13.79	$11.22	$10.63	9.01	$0.0400	$0.0400
Second Quarter	11.82	9.71	12.44	9.54	0.0400	0.0400
Third Quarter	10.37	7.10	12.95	11.04	0.0400	0.0400
Fourth Quarter	9.63	7.32	14.42	11.66	0.0400	0.0450

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2005 to the end of fiscal year 2010, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

Cumulative Total Return
	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10
AVX -NYSE	$100	$146	$127	$108	$78	$123
S & P 500	$100	$112	$125	$119	$73	$110
Peer Group	$100	$117	$109	$68	$22	$67

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2010, of equity securities that are registered pursuant to Section 12 of the Exchange Act:
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1) (2)
1/1/10 - 1/31/10	-	$-	-	7,745,302
2/1/10 - 2/28/10	163,390	12.22	163,390	7,581,912
3/1/10 - 3/31/10	19,253	12.78	19,253	7,562,659
Total	182,643	$12.28	182,643	7,562,659

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

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2010.  The selected consolidated financial data for the five fiscal years ended March 31, 2010 are derived from AVX's audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
Selected Financial Data
(in thousands, except per share data)

Years Ended March 31,	2006	2007	2008	2009	2010
Operating Results Data:
Net sales	$1,333,208	$1,498,495	$1,619,275	$1,389,613	$1,304,966
Cost of sales	1,125,917	1,201,337	1,328,491	1,158,196	1,027,368
Vendor settlement	-	-	-	-	(5,000)
Restructuring charges	-	-	2,421	15,123	4,397
Gross profit	207,291	297,158	288,363	216,294	278,201
Selling, general and administrative expenses	111,110	116,482	126,848	121,897	108,527
Environmental charge	-	-	-	18,200	-
Restructuring charges	-	-	-	3,504	2,509
In-process research and development charge	-	-	390	-	-
Other operating income	-	-	-	(4,051)	(3,519)
Profit from operations	96,181	180,676	161,125	76,744	170,684
Interest income	22,999	40,033	43,226	21,112	7,120
Interest expense	(1,454)	-	(456)	(139)	(111)
Other, net	1,894	(3,143)	(530)	(578)	(1,336)
Income before income taxes	119,620	217,566	203,365	97,139	176,357
Provision for income taxes	37,868	63,701	53,892	16,293	33,499
Net income	$81,752	$153,865	$149,473	$80,846	$142,858
Income per share:
Basic	$0.47	$0.89	$0.87	$0.47	$0.84
Diluted	$0.47	$0.89	$0.87	$0.47	$0.84
Weighted average common shares outstanding:
Basic	172,532	172,047	171,487	170,616	170,247
Diluted	173,053	172,751	172,065	170,689	170,274
Cash dividends declared per common share	$0.15	$0.15	$0.16	$0.16	$0.16

As of March 31,	2006	2007	2008	2009	2010
Balance Sheet Data:
Working capital	$1,032,742	$1,214,035	$1,156,689	$983,102	$1,123,085
Total assets	1,675,208	1,899,536	2,109,078	1,872,529	2,051,492
Stockholders' equity	1,448,109	1,635,279	1,829,351	1,669,753	1,801,007

Years Ended March 31,	2006	2007	2008	2009	2010
Other Data:
Capital expenditures	$41,328	$51,881	$70,886	$44,205	$28,888
Research, development and engineering expenses	30,904	29,397	35,465	31,477	24,667

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated revenues for the fiscal year ended March 31, 2010 were $1,305.0 million with net income of $142.9 million compared to consolidated revenues of $1,389.6 million with net income of $80.8 million for the fiscal year ended March 31, 2009. During fiscal 2010, we saw increasing demand throughout the year as the overall global economy showed increasing signs of recovery from the financial crisis that began during the second half of fiscal 2009 and continued into early fiscal 2010. Sales and net income improved sequentially each quarter during fiscal 2010. Despite signs of improving global economic conditions, supply chain inventory levels remained lean during most of the fiscal year and have only recently shown signs of a replenishment cycle.  Overall sales prices for our commodity component products remained relatively flat during the fiscal year as increasing demand helped to moderate typical pricing declines. We continue to proactively take actions to manage our production output and tightly control our cost structure.

Despite a challenging global economic environment, our financial position remained strong and we delivered positive operating cash flows.  In fiscal 2010, we generated operating cash flows of $200.4 million.  We use cash generated from operations to fund capital expenditures and working capital, repurchase shares of our common stock, which are held as treasury stock, and pay dividends. We have $913.8 million of cash, cash equivalents and securities investments and no debt as of March 31, 2010.

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

Outlook

Near-Term:

We expect that fiscal 2011 will be another challenging year in spite of the recent rebound in consumer and industrial market demand resulting in improving global demand for our electronic component products. Near-term results for us will depend on the impact of the overall global economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve as electronic component product supply comes more in balance with demand.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current signs of economic recovery do not materialize, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Connector product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2010 compared to Year Ended March 31, 2009

Net sales for the fiscal year ended March 31, 2010 were $1,305.0 million compared to $1,389.6 million for the fiscal year ended March 31, 2009.

The table below represents product group revenues for the fiscal years ended March 31, 2008, 2009 and 2010.
	Years Ended March 31,
Sales revenue (in thousands)	2008	2009	2010
Ceramic Components	$211,759	$165,740	$155,059
Tantalum Components	312,761	268,326	280,991
Advanced Components	433,646	434,039	369,811
Total Passive Components	958,166	868,105	805,861
KDP and KKC Resale	468,186	354,258	338,701
KEC Resale Connectors	86,531	76,209	73,973
Total KED Resale	554,717	430,467	412,674
Connectors	106,392	91,041	86,431
Total Revenue	$1,619,275	$1,389,613	$1,304,966

Passive Component sales were $805.9 million for the fiscal year ended March 31, 2010 compared to $868.1 million during the fiscal year ended March 31, 2009.  The sales decrease in Passive Components reflects the overall decline in global markets particularly during the first half of the year resulting from the financial crisis as both consumers and manufacturers reduced spending. Lower demand particularly in the consumer electronics, telecom, industrial equipment and automotive markets was partially offset by improving medical and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the current economic conditions.  The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales, a higher mix of commodity priced components and a moderate decrease in average selling prices.  The increase in sales of Tantalum Components is the result of increased demand for these components as customers increased purchases in response to the improved economic conditions during the second half of the fiscal year as well as improved medical and military activity.

KDP and KKC Resale sales were $338.7 million for the fiscal year ended March 31, 2010 compared to $354.3 million during the fiscal year ended March 31, 2009.  When compared to fiscal 2009, the decrease during fiscal 2010 is primarily attributable to a decrease in KDP unit sales volume due to lower end user demand, particularly in the telecommunications market, resulting from the uncertainty in global economic conditions.

Total Connector sales, including AVX manufactured and KEC Resale Connectors, were $160.4 million in the fiscal year ended March 31, 2010 compared to $167.3 million during the fiscal year ended March 31, 2009. This decrease was primarily attributable to a decrease in the telecommunications based product sectors as a result of the adverse economy, particularly in the first half of the fiscal year. This decrease was slightly offset by increases in sales volume related to production demand for automotive electronics when compared to the prior year.

Our sales to independent electronic distributors represented 39% of total net sales for the fiscal year ended March 31, 2010, compared to 36% for fiscal year ended March 31, 2009. This increase is primarily attributable to improved global economic conditions during the second half of the fiscal year.  However, in spite of the improving global economy, our distributor customers have remained cautious and have been limiting their intake of inventory and maintained lower inventory levels. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $29.5 million, or 5.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2010 and $38.5 million, or 7.2% of gross sales to distributor customers, for the fiscal year ended March 31, 2009. Applications under such programs for fiscal years ended March 31, 2010 and 2009 were approximately $ 29.7 million and $ 39.1 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2009, sales for the fiscal year ended March 31, 2010 decreased 8.8% in Europe, 6.8% in the Americas and 4.2% in Asia, reflective of lower demand for products due to the decline of the global market during the financial crisis. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales for the year ended March 31, 2010 of approximately $11.2 million when compared to the prior year.

Gross profit in the fiscal year ended March 31, 2010 increased to 21.3 % of sales or $278.2 million compared to a gross profit margin of 15.6% of sales or $216.3 million in the fiscal year ended March 31, 2009.  This increase is primarily a result of the sale of higher margin value added products, our disciplined cost management and the realization of benefits from previously initiated restructuring actions. During the fiscal year ended March 31, 2010 we incurred restructuring charges of $4.4 million related to headcount reductions and other charges including those related to facility closures as we continued to realign production capabilities and reduce operating costs to support current business levels compared to $15.1 million of restructuring charges during fiscal year ended March 31, 2009. We also recorded a $5.0 million reduction in cost of sales related to a vendor settlement during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2010, lower production volumes and higher material costs were partially offset by our continued efforts to increase production efficiency, lower operating costs and pursue increased capacity for the production of value added products. In addition, there was a negative impact on costs due to currency movement of the U.S. dollar against certain foreign currencies of approximately $8.4 million when compared to the prior year partially offset by lower depreciation expense in the fiscal year ended March 31, 2010 which was $7.3 million lower than in the previous fiscal year primarily as a result of lower levels of capital spending.

Selling, general and administrative expenses for the fiscal year ended March 31, 2010 were $108.5 million, or 8.3% of net sales, compared to $121.9 million, or 8.8% of net sales, for the fiscal year ended March 31, 2009.  The decrease in selling, general and administrative expenses was primarily due to lower selling expenses resulting from lower sales and savings resulting from effective cost control measures and the realization of benefits from previous restructuring actions.  During the fiscal years ended March 31, 2010 and 2009, we recorded $2.5 million and $3.5 million of restructuring charges, respectively, primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes and technical innovations, were approximately $31.5 million and $24.7 million in fiscal 2009 and 2010, respectively, as overall spending was reduced in response to the weak overall global economic conditions.  Research and development costs included therein decreased in fiscal 2010 to $6.8 million compared to $11.7 million in fiscal 2009 as certain projects transferred into full scale production.  Engineering expenses decreased $2.0 million to $17.8 million in fiscal 2010 compared to $19.8 million in fiscal 2009.

Profit from operations for the fiscal year ended March 31, 2010 increased $94.0 million to $170.7 million compared to $76.7 million for the fiscal year ended March 31, 2009. This increase is a result of the factors discussed above. In addition, gains of $3.6 and $4.0 million resulting from the sale of excess corporate assets are included in other operating income for the fiscal years ended March 31, 2010 and 2009, respectively.  During the fiscal year ended March 31, 2009 we recognized an $18.2 million environmental charge as an estimate of our potential liability related to the performance of certain environmental remediation actions at an abandoned facility in New Bedford, Massachusetts. See Note 12 to our consolidated financial statements elsewhere herein for further discussion related to this environmental charge.

Other income decreased $14.7 million to $5.7 million in fiscal 2010 compared to $20.4 million in fiscal 2009. This decrease is attributable to a decrease in interest income of approximately $14.0 million resulting from lower return rates on investment balances in addition to higher net foreign currency losses when compared to the prior fiscal year. Included in other income are impairment charges related to the decline in market value of certain available-for-sale securities of $0.4 million and $4.2 million for the fiscal years ended March 31, 2010 and 2009, respectively.

The effective tax rate for the fiscal year ended March 31, 2010 was 19.0% compared to an effective tax rate of 16.8% for the fiscal year ended March 31, 2009. The increase in rate was due to higher pre-tax income in higher tax rate jurisdictions partially offset by reduction of $16.6 million of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. This compares to a reduction of $8.5 million of such deferred tax liabilities no longer being subject to the U.S. income tax recapture regulations during the fiscal year ended March 31, 2009. We estimate a further reduction in deferred tax liabilities of $3.6 million during the fiscal year ending March 31, 2011 as the recapture period related to foreign branch losses deducted in certain prior years expires.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2010 was $142.8 million compared to $80.8 million for the fiscal year ended March 31, 2009.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

Net sales for the fiscal year ended March 31, 2009 were $1,389.6 million compared to $1,619.3 million for the fiscal year ended March 31, 2008.

In fiscal 2009, the demand for electronic components declined as end user demand was impacted by the overall decline in world markets.  Compared to the prior year, Passive Components sales decreased $90.1 million, or 9.4%, to $868.1 million, KDP and KKC Resale sales decreased $113.9 million, or 24.3%, to $354.3 million and total Connector sales, including KEC Resale connectors, decreased $25.6 million, or 13.2%, to $167.3 million.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2010, we had a current ratio of 6.8 to 1, $913.8 million of cash, cash equivalents and investments in securities, $1,801.0 million of stockholders' equity and no debt.

Net cash from operating activities was $200.5 million for the fiscal year ended March 31, 2010, compared to $65.0 million for the fiscal year ended March 31, 2009 and $181.9 million for the fiscal year ended March 31, 2008.  The increase in fiscal 2010 is primarily the result of higher earnings and a reduction in net working capital.

Purchases of property and equipment were $28.9 million in fiscal 2010, $44.2 million in fiscal 2009 and $70.9 million in fiscal 2008. Expenditures primarily related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. The decline in capital spending compared to the prior year is reflective of the overall decline in demand for electronic component products. We continue to make strategic capital investments in our advanced and specialty passive component and connector products and expect to incur capital expenditures of approximately $40 million in fiscal 2011.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

Our funding is internally generated through operations and investment income from cash and investments in securities. We have assessed the condition of the current global credit market on our current business and believe that based on the financial condition of the Company as of March 31, 2010, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy the Company's anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2008, 2009 and 2010, dividends of $27.5 million, $27.3 million and $27.2 million, respectively, were paid to stockholders.

On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock. On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2010, there were 7,562,659 shares that may yet be repurchased under this program.

We purchased 1,179,100 shares at a cost of $17.1 million during fiscal 2008, 1,123,672 shares at a cost of $11.4 million during fiscal 2009 and 321,969 shares at a cost of $3.7 million during fiscal 2010.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2010, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $5.6 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $7.8 million to our defined benefit plans during the year ended March 31, 2010 and estimate that we will make contributions of approximately $8.4 million during the fiscal year ending March 31, 2011.  We have unfunded actuarially computed pension liabilities of approximately $32.5 million related to these defined benefit pension plans as of March 31, 2010.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2010, were approximately $19.8 million.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Tentative agreements between EPA, the Commonwealth of Massachusetts, the City of New Bedford, and AVX are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation. Based on our own estimate of remediation costs, we have accrued $18.2 million in the quarter ended March 31, 2009 (which amount is included in the $19.7 million reserved as of March 31, 2010 for potential CERCLA liability as discussed below) as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. Our accrual represents the estimate of our costs to remediate; however, until all public comment periods have expired and EPA has reviewed such comments, the agreements are finalized, and the remediation is complete, we can not be certain there will be no additional costs.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.7 million at March 31, 2010.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2010 as noted below.
			FY 2012 -	FY 2014 -
Contractual Obligations (in thousands)	Total	FY 2011	FY 2013	FY 2015	Thereafter
Operating Leases	$19,764	$6,555	$7,980	$3,574	$1,655
Plant and Equipment	$5,608	$3,094	$2,514	$-	$-

As discussed in Note 9 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2010 was $12.6 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2010, we made contributions of $5.8 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2011 will be approximately the same as in fiscal 2010.

During the fiscal year ended March 31, 2010, we made contributions of $1.9 million to our U.S. defined benefit plans and $5.9 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2011 will be approximately $1.1 million for our U.S. defined benefit plans and $7.3 million for our international defined benefit plans.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2010, we had no significant outstanding purchase commitments.

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

Inventories

We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value).  We value inventory at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

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

We account for uncertainty in income taxes recognized in our financial statements.  We recognize in our financial statements, the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position.  Accruals for estimated interest and penalties are recorded as a component of interest expense.

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

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations.  Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability.  Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations by AVX or its corporate predecessor or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs.  Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In April 2008, new guidance was issued related to the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, new guidance was issued related to employers’ disclosures about postretirement benefit plan assets requires that information about plan assets be disclosed, on an annual basis, based on fair value disclosure requirements. The Company was required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3. The requirements related to the disclosures about plan assets were effective for fiscal years ending after December 15, 2009. Since the requirements are only additional disclosures concerning plan assets, the adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

    In April 2009, new guidance issued was intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities. The requirements are summarized as follows:

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

In June 2009, new guidance was issued that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, new guidance was issued that established the “Financial Accounting Standards Board Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial condition, results of operations or cash flows.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 3, 2010, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 72% of our outstanding shares.

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

The Special Advisory Committee of our Board, comprised of our independent directors (currently Messrs. Stach, DeCenzo, and Christiansen), reviews and approves any significant agreements between AVX and Kyocera and any significant transactions between AVX and Kyocera not covered by such agreements. The committee is also responsible for reviewing and approving any agreements and transactions between AVX and any other related party that are or may be within the scope of applicable rules, regulations and guidance of the New York Stock Exchange and Item 404 of Regulation S-K, if they arise. The Special Advisory Committee operates under a written charter which sets forth the policies and procedures for such approvals. In approving any such agreement or transaction pursuant to those procedures, the Special Advisory Committee must determine that, in its judgment, the terms thereof are equivalent to those to which an independent unrelated party would agree at arm’s-length or are otherwise in the best interests of the Company and its stockholders generally.  Each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to those to which an independent unrelated party would agree at arm's-length.

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

For fiscal 2010, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred a foreign currency gain or loss of approximately $17.1 million in fiscal 2010.

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2010.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2010, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

    None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors, the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

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

The information required by this item is provided by incorporation by reference to information under the caption "Relationship with Kyocera and Related Party Transactions" and “Board of Directors – Governance” in the Proxy Statement and perhaps elsewhere therein.

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

*10.10	AVX Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009).
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

10.15	Form of Relocation Agreement
10.16	Form of Director and Officer Indemnification
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 20, 2010
*
John S. Gilbertson	Chairman of the Board, Chief Executive Officer and President	May 20, 2010
*
Donald B. Christiansen	Director	May 20, 2010
*
Kensuke Itoh	Director	May 20, 2010
*
Makoto Kawamura	Director	May 20, 2010
*
Rodney N. Lanthorne	Director	May 20, 2010
*
Joseph Stach	Director	May 20, 2010
*
David DeCenzo	Director	May 20, 2010
*
Tetsuo Kuba	Director	May 20, 2010
*
Tatsumi Maeda	Director	May 20, 2010

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
	March 31,
Assets	2009	2010
Current assets:
Cash and cash equivalents	$522,709	$415,974
Short-term investments in securities	-	262,709
Available-for-sale securities	24,014	9,767
Accounts receivable - trade, net	141,525	187,958
Accounts receivable - affiliates	2,190	8,025
Inventories	365,003	357,105
Deferred income taxes	35,016	34,663
Prepaid and other	42,047	40,157
Total current assets	1,132,504	1,316,358
Long-term investments in securities	199,192	219,993
Long-term available-for-sale securities	16,565	5,339
Property and equipment:
Land	25,705	28,990
Buildings and improvements	301,007	310,226
Machinery and equipment	1,125,159	1,091,052
Construction in progress	15,651	19,404
	1,467,522	1,449,672
Accumulated depreciation	(1,204,135)	(1,202,643)
	263,387	247,029
Goodwill	162,263	162,401
Intangible assets - net	90,586	87,011
Deferred income taxes - non-current	-	5,167
Other assets	8,032	8,194
Total Assets	$1,872,529	$2,051,492
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$25,294	$37,151
Accounts payable - affiliates	38,681	67,270
Income taxes payable	2,928	3,532
Accrued payroll and benefits	39,227	42,110
Accrued expenses	43,272	43,210
Total current liabilities	149,402	193,273
Pensions	30,335	32,015
Other liabilities	23,039	25,197
Total non-current liabilities	53,374	57,212
Total Liabilities	202,776	250,485
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share: Authorized, 20,000 shares; None issued and outstanding	-	-

Common stock, par value $.01 per share: Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 170,384	1,764	1,764
and 170,074 shares for 2009 and 2010, respectively
Additional paid-in capital	343,275	345,305
Retained earnings	1,402,202	1,517,818
Accumulated other comprehensive income	64	17,257
Treasury stock, at cost,	(77,552)	(81,137)
5,984 and 6,295 shares for 2009 and 2010, respectively
Total Stockholders' Equity	1,669,753	1,801,007
Total Liabilities and Stockholders' Equity	$1,872,529	$2,051,492

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2008	2009	2010
Net sales	$1,619,275	$1,389,613	$1,304,966
Cost of sales	1,328,491	1,158,196	1,027,368
Vendor settlement	-	-	(5,000)
Restructuring charges	2,421	15,123	4,397
Gross profit	288,363	216,294	278,201
Selling, general and administrative expenses	126,848	121,897	108,527
Environmental charge	-	18,200	-
Restructuring charges	-	3,504	2,509
In-process research and development charge	390	-	-
Other operating income	-	(4,051)	(3,519)
Profit from operations	161,125	76,744	170,684
Other income (expense):
Interest income	43,226	21,112	7,120
Interest expense	(456)	(139)	(111)
Other, net	(530)	(578)	(1,336)
Income before income taxes	203,365	97,139	176,357
Provision for income taxes	53,892	16,293	33,499
Net income	$149,473	$80,846	$142,858
Income per share:
Basic	$0.87	$0.47	$0.84
Diluted	$0.87	$0.47	$0.84
Weighted average common shares outstanding:
Basic	171,487	170,616	170,247
Diluted	172,065	170,689	170,274

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)
						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2007	171,674	$1,764	$(62,491)	$340,911	$1,226,283	$128,812	$1,635,279	$222,945
Net income					149,473		149,473	149,473
Other comprehensive
income						78,538	78,538	78,538
Dividends of $0.15
per share					(27,466)		(27,466)
Stock-based
compensation expense				2,749			2,749
Adoption of new
income tax guidance					1,059		1,059
Stock option activity	571		7,677	(1,811)			5,866
Tax benefit of stock
option exercises				994			994
Treasury stock purchased	(1,179)		(17,141)				(17,141)
Balance, March 31, 2008	171,066	$1,764	$(71,955)	$342,843	$1,349,349	$207,350	$1,829,351	$228,011
Net income					80,846		80,846	80,846
Other comprehensive
loss						(207,286)	(207,286)	(207,286)
Dividends of $0.16
per share					(27,316)		(27,316)
Stock-based
compensation expense				2,488			2,488
Adoption of new
benefit plan guidance					(677)		(677)
Stock option activity	442		5,825	(2,296)			3,529
Tax benefit of stock
option exercises				240			240
Treasury stock purchased	(1,124)		(11,422)				(11,422)
Balance, March 31, 2009	170,384	$1,764	$(77,552)	$343,275	$1,402,202	$64	$1,669,753	$(126,440)
Net income					142,858		142,858	142,858
Other comprehensive
income						17,193	17,193	17,193
Dividends of $0.16
per share					(27,242)		(27,242)
Stock-based
compensation expense				2,040			2,040
Stock option activity	12		151	(18)			133
Tax benefit of stock
option exercises				8			8
Treasury stock purchased	(322)		(3,736)				(3,736)
Balance, March 31, 2010	170,074	$1,764	$(81,137)	$345,305	$1,517,818	$17,257	$1,801,007	$160,051

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2008		2009		2010
Operating Activities:
Net income	$149,473		$80,846		$142,858
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	55,546		66,198		58,173
In-process research and development charge	390		-		-
Stock-based compensation expense	2,749		2,488		2,040
Deferred income taxes	(460)		(9,483)		(8,419)
Loss on pro rata distribution of available-for-sale securities	980		-		-
(Gain) Loss on available-for-sale securities	(1,748)		4,216		362
Gain on sale of property, plant & equipment, net of retirements	(189)		(2,847)		(2,546)
Changes in operating assets and liabilities:
Accounts receivable	6,320		44,648		(47,462)
Inventories	(23,363)		7,668		14,788
Accounts payable and accrued expenses	5,968		(125,109)		25,868
Income taxes payable (receivable)	(3,506)		(20,124)		16,390
Other assets	5,313		(1,153)		(10,156)
Other liabilities	(15,610)		17,643		8,558
Net cash provided by (used in) operating activities	181,863		64,991		200,454
Investing Activities:
Purchases of property and equipment	(70,886)		(44,205)		(28,888)
Purchase of business, net of cash acquired	(226,107)		-		-
Pro rata distribution of available-for-sale securities	(114,705)		-		-
Sales and redemptions of available-for-sale securities	26,461		42,447		29,006
Purchases of investment securities	(159,000)		(309,193)		(943,231)
Sales and redemptions of investment securities	284,000		269,000		659,523
Proceeds from property, plant & equipment dispositions	2,261		6,106		6,050
Contingent consideration for a prior acquisition	-		(6,677)		(63)
Other investing activities	-		202		(870)
Net cash provided by (used in) investing activities	(257,976)		(42,320)		(278,473)
Financing Activities:
Repayment of debt	(5,367)		-		-
Dividends paid	(27,466)		(27,316)		(27,242)
Purchase of treasury stock	(17,141)		(11,422)		(3,736)
Proceeds from exercise of stock options	5,866		3,529		133
Excess tax benefit from stock-based payment arrangements	994		240		8
Other financing activities	-		-		1,732
Net cash provided by (used in) financing activities	(43,114)	-	(34,969)	-	(29,105)

Effect of exchange rate on cash	3,709		(33,857)		389
Increase (decrease) in cash and cash equivalents	(115,518)		(46,155)		(106,735)
Cash and cash equivalents at beginning of period	684,382		568,864		522,709
Cash and cash equivalents at end of period	$568,864		$522,709		$415,974

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

From January 1990 through August 15, 1995, the Company was wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2010, Kyocera owned approximately 72% of the Company's outstanding shares of common stock.

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

Cash Equivalents and Investments in Securities:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  During the preparation of the Company’s fiscal 2010 financial statements, the Company determined that certain time deposits with original maturities of greater than three months when purchased had been misclassified as cash and cash equivalents in prior years’ financial statements. The Company has determined the impact of this misclassification to be immaterial to prior balance sheets and statements of cash flows.  There was no impact on the consolidated statements of operations. The Company corrected the classification of these time deposits by increasing short term investments and decreasing cash and cash equivalents by $120,872 in the Consolidated Balance Sheet at March 31, 2010. The Consolidated Statement of Cash Flows for the year ended March 31, 2010 includes an additional $120,872 of purchases of investments, which represents the cumulative net amount of prior year purchases and redemptions of these investments not previously reflected in the statement ($26,840 in fiscal 2009, $79,328 in fiscal 2008 and $14,704 in years prior to fiscal 2008).

The Company’s long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. The Company has the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet.  The securities are classified as available-for-sale and are either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax, as a separate component of shareholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the Company’s results of operations.

Inventories:

The Company determines the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) and are valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, the Company evaluates its inventory and adjusts to net realizable value.  The Company reviews and adjusts the carrying value of its inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $53,542, $61,738 and $53,798 for the fiscal years ended March 31, 2008, 2009 and 2010, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable.  If the sum of the undiscounted cash flows is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

The cost of maintenance and repairs is charged to expense as incurred.  Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts.  Any gain or loss is reflected in the Company's results of operations.

Goodwill and Acquired Intangible Assets:

The Company does not amortize goodwill and indefinite-lived intangible assets, but tests these assets for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  The Company's annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2008, 2009 or 2010.

The Company has determined that certain intangible assets have finite useful lives. These assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $4,460 and $4,375 for the fiscal years ended March 31, 2009 and March 31, 2010, respectively.

Pension Assumptions:

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  The Company evaluates these assumptions at least annually.  The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield unique to each plan. A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated at least annually and are updated to reflect the Company's experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

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

In June 2006, new guidance was issued which addressed accounting for the uncertainty in income taxes.  The guidance clarified when tax benefits should be recognized in the financial statements and provided criteria for measurement of a tax position taken or expected to be taken in a tax return.  The Company recognizes the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the guidance effective April 1, 2007. Accruals for estimated interest and penalties are recorded as a component of interest expense.

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

As a result of certain restructuring activities, including the movement of certain manufacturing operations out of the United Kingdom, the Company reassessed the functional currency designation of certain U.K. subsidiaries and determined that a change in functional currency designation of certain U.K. operations was appropriate.  This change in functional currency from the British Pound to the U.S. dollar was effective April 1, 2009.  The change resulted in the translation amounts recorded for these operations to the consolidated accumulated other comprehensive income account through March 31, 2009 to remain unchanged indefinitely and will otherwise not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and are $12,450, $11,703, and $6,831 for the fiscal years ended March 31, 2008, 2009, and 2010, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2008	2009	2010
Engineering expense:
Cost of sales	$20,619	$17,283	$17,200
Selling general and administrative expense	2,396	2,491	636
Total engineering expense	$23,015	$19,774	$17,836

Stock-Based Compensation:

The Company recognizes the compensation cost resulting from all share-based payment transactions in the financial statements.  The amount of compensation cost is measured based on the grant-date fair value for the share-based payment issued.  The Company's policy is to grant stock options with an exercise price equal to the Company’s stock price on the date of grant.  Compensation cost is recognized over the vesting period of the award.

The Company uses the modified prospective method to account for employee stock options granted prior to the adoption of new guidance on April 1, 2006.  Under this method, the fair value of previously granted but unvested equity awards is recognized as compensation expense in the financial statements.

The Company uses the Black-Scholes option pricing model to determine the fair value of its options at grant date.  See Note 11 for assumptions used.

Treasury Stock:

In April 2001, October 2005 and October 2007, the Company's Board of Directors approved stock repurchase authorizations whereby up to 15,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 1,179 shares were purchased during the fiscal year ended March 31, 2008, 1,124 shares were purchased during the fiscal year ended March 31, 2009 and 322 shares were purchased during the fiscal year ended March 31, 2010.  The Company purchased 183 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2010.  As of March 31, 2010, the Company had in treasury 6,295 common shares at a cost of $81,137.  There are 7,563 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

In April of 2008, new guidance was issued by related to the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In December 2008, new guidance was issued related to employers’ disclosures about postretirement benefit plan assets requires that information about plan assets be disclosed, on an annual basis, based on fair value disclosure requirements. The Company is required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3. The requirements related to the disclosures about plan assets were effective for fiscal years ending after December 15, 2009. Since the requirements are only additional disclosures concerning plan assets, the adoption of this guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, new guidance issued is intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities. The requirements are summarized as follows:

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

In June 2009, new guidance was issued to establish the “Financial Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2008, 2009 and 2010:
	2008	2009	2010
Net Income	$149,473	$80,846	$142,858
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	171,487	170,616	170,247
Basic earnings per share	$0.87	$0.47	$0.84
Computation of Diluted EPS:
Weighted Average Shares Outstanding	171,487	170,616	170,247
Effect of stock options	578	73	27
Shares used in Computing Diluted EPS (1)	172,065	170,689	170,274
Diluted Income per share	$0.87	$0.47	$0.84

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti dilutive, were 3,615 shares, 7,595 shares and 6,240 shares for the fiscal years ended March 31, 2008, 2009 and 2010, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:
	Years Ended March 31,
	2008	2009	2010
Net income	$149,473	$80,846	$142,858
Other comprehensive income (loss):
Pension liability and other savings plan liability adjustment	6,677	(4,882)	(2,215)
Foreign currency translation adjustment	70,909	(196,686)	16,564
Foreign currency cash flow hedges	2,041	(3,954)	314
Unrealized gain (loss) on available-for-sale securities	(1,089)	(1,764)	2,530
Comprehensive income (loss)	$228,011	$(126,440)	$160,051

The accumulated balance of comprehensive income is as follows:
	Years Ended March 31,
	2008	2009	2010
Pension liability and other savings plan liability adjustment	$(22,291)	$(27,173)	$(29,388)
Foreign currency translation adjustment	227,838	31,152	47,716
Foreign currency cash flow hedges	2,892	(1,062)	(748)
Unrealized loss on available-for-sale securities	(1,089)	(2,853)	(323)
Balance at end of period	$207,350	$64	$17,257

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$24,014	$-	$19,813	$4,201
Available-for-sale investment securities - long-term	16,565	-	13,668	2,897
Assets held in the non-qualified deferred compensation program(1)	7,265	7,265	-	-
Total	$47,844	$7,265	$33,481	$7,098

		Based on
	Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,265	$7,265	$-	$-
Foreign currency derivatives(2)	1,025	-	1,025	-
Total	$8,290	$7,265	$1,025	$-

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$9,767	$3	$9,537	$227
Available-for-sale investment securities - long-term	5,340		5,216	124
Assets held in the non-qualified deferred compensation program(1)	9,400	9,400
Total	$24,507	$9,403	$14,753	$351

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,400	$9,400
Foreign currency derivatives(2)	919		919
Total	$10,319	$9,400	$919	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability of the Company as the trust’s assets are available to the Company’s general creditors in the event of the Company’s insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2009 and 2010 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the fiscal years ended March 31, 2009 and March 31, 2010.

Available-for-sale marketable securities
	Year Ended March 31,
	2009	2010
Balance, beginning of period	$14,364	$7,098
Net realized and unrealized gains (losses) included in earnings	(2,672)	(323)
Net unrealized gains (losses) included in comprehensive income	(1,342)	756
Purchases, issuances and settlements	(8,490)	(4,465)
Transfers in and/or out of Level 3, net	5,238	(2,715)
Balance, end of period	$7,098	$351

Valuation Techniques:

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

Derivatives

The Company primarily uses forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. The Company also uses derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of the Company’s derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2009 and 2010, all of the Company’s forward contracts have been designated as Level 2 measurements.

5.	Restructuring Activities:

The Company recorded restructuring charges of $18,627 and $6,914 for the fiscal years ended March 31, 2009 and 2010, respectively. The restructuring charges recorded in fiscal year 2009, included $16,545 for employee separations covering approximately 2,540 production, technical, administrative, sales and support employees in all geographic regions, and $2,082 relating to the consolidation of passive component manufacturing and warehousing operations. These costs included the write-down to net realizable value of equipment and inventories.  For the fiscal year ended March 31, 2010, restructuring costs included $5,964 for employee separations covering an additional reduction in force of approximately 322 production, technical, administrative, sales and support employees across all geographic regions as well as the cost related to reduction in force initiatives throughout the year.  Restructuring costs of $950 related to the consolidation of passive component manufacturing.   As of March 31, 2010, there is $1,871 remaining in restructuring accruals that is expected to be paid by the end of fiscal 2011.

Activity related to restructuring charges is as follows:
		Asset	Other
$(000's)	Workforce	Impairment	Facility
	Reductions	Write-down	Closure Costs	Total
Balance at March 31, 2008	$-	$-	$-	$-
Charges	16,545	1,005	1,077	18,627
Utilization / Payments	(11,538)	(1,005)	(945)	(13,488)
Foreign Currency Translation	(191)	-	(8)	(199)
Balance at March 31, 2009	$4,816	$-	$124	$4,940
Charges	5,964	447	503	6,914
Utilization / Payments / Adjustments	(9,247)	(447)	(354)	(10,048)
Foreign Currency Translation	33	-	32	65
Balance at March 31, 2010	$1,566	$-	$305	$1,871

6.	Accounts Receivable:
Accounts receivable at March 31 consisted of:	2009	2010
Trade	$161,563	$207,166
Less:
Allowances for doubtful accounts	947	563
Ship from stock and debit and stock rotation	12,169	11,964
Sales returns and discounts	6,922	6,681
Total allowances	20,038	19,208
	$141,525	$187,958

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2008	2009	2010
Allowances for doubtful accounts:
Beginning Balance	$1,705	$1,303	$947
Charges	(402)	(276)	(196)
Applications	(15)	(47)	(199)
Translation and other	15	(33)	11
Ending Balance	$1,303	$947	$563

Ship from stock and debit and stock rotation:
Beginning Balance	$11,918	$12,941	$12,169
Charges	42,979	38,459	29,544
Applications	(41,977)	(39,096)	(29,749)
Translation and other	21	(135)	0
Ending Balance	$12,941	$12,169	$11,964

Sales returns and discounts:
Beginning Balance	$9,140	$9,253	$6,922
Charges	28,080	21,156	17,790
Applications	(28,022)	(22,698)	(18,030)
Translation and other	55	(789)	(1)
Ending Balance	$9,253	$6,922	$6,681

7.	Inventories:
Inventories at March 31 consisted of:	2009	2010
Finished goods	$106,688	$92,180
Work in process	78,498	85,740
Raw materials and supplies	179,817	179,185
	$365,003	$357,105

8.	Financial Instruments and Investments in Securities:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments and trade accounts receivable.  The Company places its cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries.  As of March 31, 2010, the Company believes that its credit risk exposure is not significant.

At March 31, 2009 and 2010 investments in debt securities and time deposits held by the Company were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. On December 20, 2007, the Company received a pro rata distribution of the underlying securities that had previously been held in a money market investment account previously included in cash and cash equivalents in the Company’s Consolidated Balance Sheet. These securities are being accounted for as available-for-sale securities.  The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  At the time of the pro rata distribution, a loss of $980 was charged to the results of operations for the difference between the Company’s cost basis in the money market investment account and  the fair value of the underlying securities. During the fiscal year ended March 31, 2010, the Company has recorded other-than-temporary impairment charges of $362 to earnings and net gains of $2,530 to other comprehensive income related to these securities. See Notes 3 and 4 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows at March 31:

	2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
U.S. government and agency securities	$199,192	$175	$(758)	$198,609
	$199,192	$175	$(758)	$198,609

	2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$247	$(25)	$40,222
Time deposits	222,709	-	-	222,709
Long-term investments:
U.S. government and agency securities	219,993	131	(468)	219,656
	$482,702	$378	$(493)	$482,587

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$262,709	$262,931
Due after one year through five years	219,993	219,656
Total	$482,702	$482,587

9.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

Years Ended March 31,	2008	2009	2010
Domestic	$68,893	$48,080	$56,826
Foreign	134,472	49,059	119,531
	$203,365	$97,139	$176,357

The provision for income taxes consisted of:

Years Ended March 31,	2008	2009	2010
Current:
Federal/State	$32,342	$18,254	$30,647
Foreign	22,010	7,522	11,271
	54,352	25,776	41,918
Deferred:
Federal/State	(8,354)	(6,837)	(21,211)
Foreign	7,894	(2,646)	12,792
	(460)	(9,483)	(8,419)
	$53,892	$16,293	$33,499

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

March 31,	2009		2010
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,006	$-	$8,432	$-
Inventory reserves	10,302	-	8,850	-
Accrued expenses and other	20,295	10	22,509	105
Sub total	39,603	10	39,791	105
Less valuation allowances	(4,577)	-	(5,023)	-
Total Current	$35,026	$10	$34,768	$105

March 31,	2009		2010
Non-current:	Assets	Liabilities	Assets	Liabilities
Tax over book depreciation / amortization	$15,814	$26,637	$19,521	$24,351
Deduction of foreign branch losses	-	30,578	-	14,789
Pension obligations	12,237	-	12,156	-
Other, net	5,566	4,137	6,369	5,965
Net operating loss and tax credit carry forwards	103,254	-	86,132	-
Sub total	136,871	61,352	124,178	45,105
Less valuation allowances	(78,144)	-	(73,906)	-
Total Non-current	$58,727	$61,352	$50,272	$45,105

    Reconciliation between the U.S. Federal statutory income tax rate and the Company's effective rate for income tax is as follows:

	Years Ended March 31,
	2008	2009	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.0	1.3	0.9
Effect of foreign operations	(8.6)	(8.5)	(8.1)
Change in valuation allowance	0.4	0.3	(2.2)
Reinvestment Allowances	-	(3.8)	0.0
Foreign branch losses not subject to recapture	(3.9)	(8.7)	(9.4)
Other, net	2.6	1.2	2.8
Effective tax rate	26.5%	16.8%	19.0%

At March 31, 2010, certain of the Company's foreign subsidiaries in Brazil, China, France, Germany, Israel, Taiwan and United Kingdom had tax net operating loss carry forwards totaling approximately $249,629 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, the Company has recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased $251 and decreased $4,033 during the years ended March 31, 2009 and 2010, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above.

The Company has recorded deferred tax liabilities of $30,578 and $14,789 at March 31, 2009 and 2010, respectively, for temporary differences associated with deductions for foreign branch losses claimed by the Company in its U.S. income tax returns that are subject to U.S. recapture regulations.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $16,625 of deferred tax liabilities resulting from certain of the Company’s foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period from 15 years to 5 years.  The Company estimates a further reduction in deferred tax liabilities of $3,582 and $3,201 over the next two fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.

At the present time, the Company expects that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The Company does not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2009 and 2010 would have been $115,194 and $126,974, respectively.

Income taxes paid totaled $58,167, $51,169 and $31,181 during the years ended March 31, 2008, 2009 and 2010, respectively.

In June 2006, new guidance was issued which addressed accounting for the uncertainty in income taxes.  The guidance clarified when tax benefits should be recognized in the financial statements and provided criteria for measurement of a tax position taken or expected to be taken in a tax return.  The Company recognizes the impact of a tax position, if that position is “more likely than not” of being sustained on audit, based on the technical merits of the position. The Company adopted the guidance effective April 1, 2007. Accruals for estimated interest and penalties are recorded as a component of interest expense.

The Company does not expect that the balances with respect to its uncertain tax positions will significantly increase or decrease within the next 12 months.  For its more significant locations, the Company is subject to income tax examinations for the year 2003 and for the years 2007 and forward in the United States, 2007 and forward in Singapore, 2004 and forward in Hong Kong, and 2004 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefit is as follows:

Balance at April 1, 2007	$4,503
Additions for tax positions of prior years	432
Reductions for tax positions of prior years	(428)
Balance at March 31, 2008	$4,507
Additions for tax positions of prior years	2,375
Reductions for tax positions of prior years	(1,781)
Balance at March 31, 2009	$5,101
Additions for tax positions of prior years	7,554
Reductions for tax positions of prior years	(50)
Balance at March 31, 2010	$12,605

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  As of March 31, 2009 and 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $431 and $534, respectively. During the year ended March 31, 2009 and 2010, the Company recognized $139 and $103, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on the Company’s balance sheet that if recognized would affect the effective tax rate, is approximately $5,101 and $12,605 at March 31, 2009 and 2010, respectively.  This amount excludes the accrual for estimated interest and penalties discussed above.

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

The Company recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adjustment to its pension liability due to the change in the funded status of its plans was to increase recorded pension liabilities by $4,471 during the fiscal year ended March 31, 2009, and to increase recorded pension liabilities by $1,696 during the fiscal year ended March 31, 2010.

As of March 31, 2009, the Company changed the measurement date for all plans from December 31 to March 31. As a result of the adoption of the new guidance on April 1, 2008, the Company recognized adjustments of $680 and $278 to beginning retained earnings and to other comprehensive income, respectively.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2009 and 2010 were as follows:
	Years Ended March 31,
	U.S. Plans		International Plans
	2009	2010	2009	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$29,244	$26,895	$135,522	$87,834
Service cost	554	383	862	463
Interest cost	2,257	1,839	6,916	5,902
Plan participants' contributions	-	-	409	265
Actuarial gain/(loss)	(2,967)	4,114	(13,235)	22,459
Benefits paid	(2,193)	(1,891)	(5,374)	(5,732)
Curtailment	-	-	-	(547)
Foreign currency exchange rate changes	-	-	(37,266)	3,671
Benefit obligation at end of year	$26,895	$31,340	$87,834	$114,315
Change in plan assets:
Fair value of plan assets at beginning of year	$27,691	$19,939	$110,755	$63,999
Actual return on assets	(6,330)	6,957	(15,475)	19,019
Employer contributions	771	1,867	5,132	5,903
Plan participants' contributions	-	-	409	265
Benefits paid	(2,193)	(1,891)	(5,374)	(5,732)
Foreign currency exchange rate changes	-	-	(31,448)	2,842
Fair value of plan assets at end of year	19,939	26,872	63,999	86,296
Funded status	$(6,956)	$(4,468)	$(23,835)	$(28,019)

The accumulated benefit obligation at March 31, 2009 and 2010 was $113,041 and $144,720, respectively.

At March 31, 2010, the accumulated benefit obligation exceeds the fair value of the assets for all of the U.S. and international defined benefit plans.

The Company's assumptions used in determining the pension assets and liabilities were as follows:

	March 31,
	2009	2010
Assumptions:
Discount rates	6.00 - 7.25%	5.05 - 5.75%
Increase in compensation	4.00%	4.25%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2010 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2010.

	Years Ended March 31,
	U.S. Plans		International Plans
	2009	2010	2009	2010
Beginning balance	$4,741	$10,409	$26,459	$26,760
Net (gain) loss incurred during the year	5,885	(1,333)	8,417	8,059
Amortization of net loss	(196)	(581)	(814)	(1,448)
Amortization of prior service cost	(21)	(10)	-	-
Exchange	-	-	(7,302)	464
	$10,409	$8,485	$26,760	$33,835

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2010) are as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2009 (1)	2010 (2)	2009 (1)	2010 (2)
Unrecognized net actuarial loss	$6,482	$5,294	$19,267	$24,361
Unamortized prior service cost	24	9	-	-
	$6,506	$5,303	$19,267	$24,361

(1) Amounts in the above table as of March 31, 2009 are net of $3,903 and $7,493 of tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2010 are net of $3,182 and $9,474 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2010 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2011 is $471 for the U.S. Plans and $1,648 for the International Plans, respectively.  The March 31, 2010 balance of unamortized prior service cost expected to be amortized in fiscal 2011 is $10 for the U.S. Plans.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2008	2009	2010
Service cost	$2,164	$1,263	$876
Interest cost	8,387	8,390	8,119
Expected return on plan assets	(8,458)	(8,196)	(6,130)
Amortization of prior service cost	42	16	10
Recognized actuarial loss	1,800	971	2,029
Net periodic pension cost	$3,935	$2,444	$4,904

The Company's assumptions used in determining the net periodic pension expense were as follows:
	March 31,
	2008	2009	2010
Assumptions:
Discount rates	4.50-5.80%	5.50-6.25%	5.20 - 7.25%
Increase in compensation	3.90%	3.90%	4.00%
Expected long-term rate of return on plan assets	6.60-7.50%	6.60-7.50%	6.50 - 7.50%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. To determine the discount rate, the Company applies the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determines a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates increased 1% from March 31, 2009 to March 31, 2010.

The fair value of pension assets at March 31, 2010 was determined using:
		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Pooled Separate Accounts	$25,456	$-	$25,456	$-
Guaranteed Deposit Account	1,404	-	1,404	-

International Defined Benefit Plan Assets:
Cash	507	507	-	-
Pooled Separate Accounts	85,324	-	85,324	-
Total	$112,691	$507	$112,184	$-

Assets valued using Level 1 inputs in the table above are cash.

Assets valued using Level 2 inputs in the table above are investments held in pooled separate accounts and a guaranteed deposit account.  See discussion in the “Valuation of Investment” section below.

Valuation of Investments

The investments are held in Pooled Separate Accounts and a Guaranteed Deposit Account.  Investments held in the Pooled Separate Accounts are based on the fair value of the underlying securities within the fund, which represent the net asset value, a practical expedient to fair value, of the units held by the pension plan at year-end.  Those assets held in the Guaranteed Deposit Account are valued at the contract value of the account which approximates fair value.  The contract value represents contributions plus accumulated interest at the contract rate, less benefits paid to participants, contract administration fees and other direct expenses.

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

The Company's pension plans' weighted average asset allocations at March 31, 2009 and 2010, by asset category are as follows:

	March 31, 2009		March 31, 2010
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	49%	50%	53%	50%
Debt securities	45%	50%	42%	50%
Other	6%	0%	5%	0%
Total	100%	100%	100%	100%

The Company makes contributions to its defined benefit plans as required under various pension funding regulations.  Accordingly, the Company expects to make contributions of approximately $7,282 to the international plans and $1,133 to the U.S. plans in fiscal 2011 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2011	$1,549	$4,279
2012	1,567	4,536
2013	1,680	4,808
2014	1,763	5,097
2015	1,887	5,386
2016-2020	10,366	32,211

Savings Plans:

The Company sponsors retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by the Company are discretionary and are determined by the Company's Board of Directors each year.  The Company's contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2008, 2009 and 2010 were approximately $6,406, $6,537 and $5,836, respectively.

In addition, the Company sponsors a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by the Company.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2009 and 2010 of $7,265 and $9,400, respectively, is included as an asset and a liability of the Company in the accompanying balance sheet because the trust’s assets are available to the Company's general creditors in the event of the Company's insolvency.

11.	Stock Based Compensation:

The Company has four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, the Company could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, the Company could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, the Company may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, as amended, the Company may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  The number of shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding, was 13,846 as of March 31, 2010.

Activity under the Company’s stock option plans is summarized as follows:
	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value (c)

Outstanding at March 31, 2009	4,450	$16.31
Options granted	530	9.71
Options exercised	(12)	11.33		$23
Options cancelled/forfeited	(90)	16.13
Outstanding at March 31, 2010	4,878	$15.61	4.67	$-

Exercisable at March 31, 2010	3,623	$16.60	3.45	$-

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining
(c)	Options outstanding and exercisable at March 31, 2010 have a negative aggregated intrinsic value

The total aggregate intrinsic value of options exercised is $3,291, $875 and $23 for fiscal years ended March 31, 2008, 2009 and 2010, respectively.

Unvested share activity under the Company’s stock options plans for March 31, 2010 is summarized as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2009	1,245	$4.69
Options granted	530	2.18
Options forfeited	(22)	4.35
Options vested	(498)	5.53
Unvested balance at March 31, 2010	1,255	$2.65

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $3,242 and $2,270 as of March 31, 2009 and 2010, respectively. The total aggregate fair value of options vested is $3,084, $4,681 and $2,752 for fiscal years ended March 31, 2008, 2009 and 2010, respectively.

The weighted average estimated fair value of the Company’s stock options granted at grant date market prices was $5.63, $3.48 and $2.18 per option during fiscal years ended March 31, 2008, 2009 and 2010, respectively.  The condensed consolidated statement of operations includes $1,710, net of $330 of tax benefit, in stock-based compensation expense for fiscal 2010.

The Company’s weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  The Company estimated volatility by considering the Company’s historical stock volatility.  The Company calculated the dividend yield based on historical dividends paid.  The Company has estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2010 was 6.8%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under the Company’s stock option plans:

	2008	2009	2010
	Grants	Grants	Grants
Expected life (years)	5	5	5
Interest rate	4.53%	3.22%	2.41%
Volatility	32.51%	28.46%	26.60%
Dividend yield	0.88%	1.24%	1.65%

Options exercised under the Company’s stock option plans are issued from the Company’s treasury shares.  As of March 31, 2010, the Company has 7,563 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  The Company purchased 1,124 shares at a cost of $11,422 during fiscal 2009 and 322 shares at a cost of $3,736 during fiscal 2010 which are held as treasury stock and available for general corporate purposes.

12.	Commitments and Contingencies:

The Company is a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2010, were as follows:

Years ended March 31,
2011	$6,555
2012	4,744
2013	3,236
2014	2,763
2015	811
Thereafter	1,655

Rental expense for operating leases was $9,055, $9,341 and $7,412 for the fiscal years ended March 31, 2008, 2009 and 2010, respectively.

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

From time to time the Company enters into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2010, the Company had no significant outstanding purchase commitments.

On October 19, 2009, the Company and Cabot Corporation announced the favorable resolution of all outstanding litigation between the parties relating to the supply of tantalum by Cabot to AVX.  As a result, the Company recorded a $5,000 reduction to cost of sales during the quarter ended December 31, 2009.

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

On June 2, 2006, the Company received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   The Company has had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  A tentative agreement between EPA, the City of New Bedford, and AVX is now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation.  However, based on such ongoing discussions and draft document exchanges regarding remediation alternatives and having performed our own estimates of remediation costs, the Company accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,698 reserved as of March 31, 2010 for potential CERCLA liability as disclosed below) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of the Company’s costs to remediate; however, until all parties agree and remediation is complete, the Company can not be certain there will be no additional costs.

Recently, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, inter alia, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

In September 2007, the Company received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from the Company’s property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  The Company investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, the Company filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that the Company is not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are pending in South Carolina state court.  AVX has also sought to join the United States Air Force as a potentially responsible party. The Company intends to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, the Company is in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on the Company’s financial position, results of operations, and cash flows cannot be determined at this time.

The Company currently has reserved approximately $19,698 at March 31, 2010 and $19,879 at March 31, 2009 related to these matters.  Except for the matters discussed above, while no assurance can be given, the Company does not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At March 31, 2009 and 2010, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

  March 31, 2009

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,355	Accrued expenses	$2,701

    March 31, 2010

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

For these derivatives designated as hedging instruments, during fiscal 2009 and 2010, a net pretax loss of $9,120 and a pretax gain of $3,555, respectively, was recognized in other comprehensive income. In addition, during fiscal 2009 and 2010 a net pretax gain of $13,685 and $3,914, respectively, was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $21,102 and $521, respectively, was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. In addition, as a result of not realizing the forecasted sales purchases volume related to some forward contracts at the time of their maturity, during fiscal 2009 and 2010, the Company recognized a net pretax gain of $3,290 and a pretax loss of $245, respectively, related to ineffective hedge contracts in other expense in the accompanying Statement of Operations. During fiscal 2008, 2009 or 2010, other than the ineffective contracts previously discussed, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2009 and 2010, the Company had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2009

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$518	Accrued expenses	$1,232

March 31, 2010

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

For these derivatives not designated as hedging instruments during fiscal 2009 and 2010, a loss of $72,146 and a gain of $408, respectively, was recognized in other expense which substantially offset the approximately $75,000 in exchange gains and $1,100 in exchange losses, respectively, that was recognized in other income in the accompanying Statement of Operations.

At March 31, 2009 and 2010, the Company had outstanding foreign exchange contracts with notional amounts totaling $332,351 and $219,687, respectively.

14.	Transactions With Affiliate:

The Company's business includes certain transactions with its parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.
	Years Ended March 31,
	2008	2009	2010
Sales:
Product and equipment sales to affiliates	$30,755	$16,790	$26,985
Subcontracting activities	1,080	287	-
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	517,185	389,639	287,531
Other:
Dividends paid	19,488	19,488	19,488

15.	Segment and Geographic Information:

The Company's operating segments are based on the types of products from which the Company generates revenues. The Company is organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale and Connectors.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, the Company has a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,

Sales revenue (in thousands)	2008	2009	2010
Ceramic Components	$211,759	$165,740	$155,059
Tantalum Components	312,761	268,326	280,991
Advanced Components	433,646	434,039	369,811
Total Passive Components	958,166	868,105	805,861
KDP and KKC Resale	468,186	354,258	338,701
KEC Resale Connectors	86,531	76,209	73,973
Total KED Resale	554,717	430,467	412,674
Connectors	106,392	91,041	86,431
Total Revenue	$1,619,275	$1,389,613	$1,304,966

	2008	2009	2010
Operating profit:
Passive components	$154,816	$110,428	$175,790
KED Resale	41,750	20,242	26,453
Connectors	8,809	3,602	9,167
Research & development	(12,450)	(11,703)	(6,831)
Corporate administration	(31,800)	(45,825)	(33,895)
Total	$161,125	$76,744	$170,684

	2008	2009	2010
Depreciation and amortization:
Passive components	$45,052	$54,262	$47,774
KED Resale	742	809	453
Connectors	5,964	5,363	4,397
Research & development	759	1,083	761
Corporate administration	3,029	4,681	4,788
Total	$55,546	$66,198	$58,173

	2008	2009	2010
Assets:
Passive components	$755,897	$639,993	$525,631
KED Resale	48,024	33,299	38,264
Connectors	55,928	48,808	39,512
Research & development	6,797	6,965	5,136
Cash, A/R and S/T and L/T investments	1,019,081	906,195	1,196,777
Goodwill - Passive components	148,736	151,985	152,124
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	64,338	75,007	83,771
Total	$2,109,078	$1,872,529	$2,051,492

	2008	2009	2010
Capital expenditures:
Passive components	$64,178	$38,284	$26,986
KED Resale	65	408	98
Connectors	5,524	4,011	1,669
Research & development	1,040	1,347	89
Corporate administration	79	155	46
Total	$70,886	$44,205	$28,888

No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2008, 2009 or 2010.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.

	Years Ended March 31,
	2008	2009	2010
Net sales:
Americas	$435,484	$432,549	$403,348
Europe	382,137	339,277	309,486
Asia	801,654	617,787	592,132
Total	$1,619,275	$1,389,613	$1,304,966

Property, plant and equipment, net:
Americas	$134,199	$126,246	$122,312
Europe	145,956	100,394	92,924
Asia	36,417	36,747	31,793
Total	$316,572	$263,387	$247,029

16.	Acquisition:

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

The Company has used the purchase method of accounting to record the acquisition.  In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill.  As of September 30, 2007, the allocation of the purchase price was prepared based on preliminary estimates of fair values. The initial estimated purchase price allocation was revised as of March 31, 2008 resulting in an increase to goodwill of $7,691 as reflected in the table below. The results of operations for ATC are included in the accompanying Consolidated Statement of Operations since the acquisition date.

Assets and Liabilities Acquired
Accounts receivable	$12,818
Inventory	29,360
Other current assets and liabilities	11,517
Working capital	$53,695
Property and equipment	31,825
Intangible assets	97,440
Long-term debt	(4,803)
Deferred taxes	(29,213)
Total identified assets and liabilities	$148,944
Purchase price	$234,091
Goodwill	$85,147

	March 31, 2009		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$51,000	$(4,249)	$51,000	$(7,082)
Developed technology and other	12,050	(2,215)	12,050	(3,690)
Total	$63,050	$(6,464)	$63,050	$(10,772)

Estimated amortization expense for the next five years is as follows:

Years ended March 31,	Estimated Amortization Expense
2011	$4,299
2012	4,291
2013	4,291
2014	4,083
2015	3,553

	Gross Carrying Amount
	March 31, 2009	March 31, 2010
Unamortized intangible assets
Trade name and trademarks	$34,000	$34,000
Total	$34,000	$34,000

For the Company’s segment reporting, ATC is reported in the Advanced Component product group in the Passive Component segment. Goodwill associated with the acquisition has been allocated to the Passive Component reporting unit.

17.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2009 and 2010 is as follows:

	First Quarter		Second Quarter
	2009	2010	2009	2010
Net sales	$396,889	$292,040	$400,280	$310,522
Gross profit	62,152	54,142	63,473	64,736
Net income	31,005	24,280	27,791	31,642
Basic earnings per share	0.18	0.14	0.16	0.19
Diluted earnings per share	0.18	0.14	0.16	0.19

	Third Quarter		Fourth Quarter
	2009	2010	2009	2010
Net sales	$320,617	$334,958	$271,827	$367,446
Gross profit	52,981	76,094	37,688	83,229
Net income	23,864	40,426	(1,814)	46,510
Basic earnings per share	0.14	0.24	(0.01)	0.27
Diluted earnings per share	0.14	0.24	(0.01)	0.27

Results for the quarter ended March 31, 2010 include restructuring charges of $2,423 and a gain on the sale of corporate assets of $549.

18.	Subsequent Events:

On May 5, 2010, the Board of Directors of the Company declared a $0.045 dividend per share of common stock with respect to the quarter ended March 31, 2010, payable on June 15, 2010.  The dividend will be paid to stockholders of record on June 4, 2010 and will be disbursed on June 11, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
May 20, 2010