Form 10-Q
period 2010-06-30
AVX Corp
filed 2010-08-06
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

1 AVX Boulevard Fountain Inn, South Carolina	29644
(Address of principle executive offices)	(Zip Code)

(864) 967-2150
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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, par value $0.01 per share	170,063,749

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	June 30,
ASSETS	2010	2010
Current assets:
Cash and cash equivalents	$415,974	$413,243
Short-term investments in securities	262,709	324,888
Available-for-sale securities	9,767	4,265
Accounts receivable - trade	187,958	211,644
Accounts receivable - affiliates	8,025	4,119
Inventories	357,105	369,814
Deferred income taxes	34,663	40,040
Prepaid and other	40,157	33,592
Total current assets	1,316,358	1,401,605
Long-term investments in securities	219,993	189,993
Long-term available-for-sale securities	5,339	5,740
Property and equipment	1,449,672	1,404,970
Accumulated depreciation	(1,202,643)	(1,171,322)
	247,029	233,648
Goodwill	162,401	162,379
Intangible assets - net	87,011	85,909
Deferred income taxes- non-current	5,167	-
Other assets	8,194	8,395
Total Assets	$2,051,492	$2,087,669
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$37,151	$37,209
Accounts payable - affiliates	67,270	76,778
Income taxes payable	3,532	12,740
Accrued payroll and benefits	42,110	40,447
Accrued expenses	43,210	42,314
Total current liabilities	193,273	209,488
Pensions	32,015	24,292
Deferred income taxes- non-current	-	5,399
Other liabilities	25,197	24,972
Total Liabilities	250,485	264,151
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	345,305	345,749
Retained earnings	1,517,818	1,562,463
Accumulated other comprehensive income	17,257	(5,141)
Treasury stock, at cost:	(81,137)	(81,317)
6,295 and 6,304 shares at March 31 and June 30, 2010, respectively
Total Stockholders' Equity	1,801,007	1,823,518
Total Liabilities and Stockholders' Equity	$2,051,492	$2,087,669

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,

	2009	2010
Net sales	$292,040	$396,537
Cost of sales	237,198	293,885
Restructuring charges	700	-
Gross profit	54,142	102,652
Selling, general and administrative expenses	27,331	30,510
Restructuring charges	300	-
Profit from operations	26,511	72,142
Other income (expense):
Interest income	2,371	1,682
Interest expense	(20)	-
Other, net	(297)	890
Income before income taxes	28,565	74,714
Provision for income taxes	4,285	22,414
Net income	$24,280	$52,300
Income per share:
Basic	$0.14	$0.31
Diluted	$0.14	$0.31
Weighted average common shares outstanding:
Basic	170,332	170,107
Diluted	170,332	170,467

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
	Three Months Ended June 30,
	2009	2010
Operating Activities:
Net income	$24,280	$52,300
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,079	11,560
Stock-based compensation expense	535	451
Deferred income taxes	1,459	3,865
Loss on available-for-sale securities	362	-
Gain on property, plant & equipment, net of retirements	(176)	39
Changes in operating assets and liabilities:
Accounts receivable	(3,176)	(19,749)
Inventories	21,090	(18,304)
Accounts payable and accrued expenses	12,380	7,553
Income taxes payable	(474)	16,541
Other assets	(4,909)	(9,305)
Other liabilities	(3,799)	(6,151)
Net cash provided by (used in) operating activities	61,651	38,800

Investing Activities:
Purchases of property and equipment	(6,126)	(5,169)
Purchases of investment securities	(119,955)	(237,686)
Sales and redemptions of available-for-sale securities	15,100	5,098
Sales and redemptions of investment securities	99,002	204,422
Proceeds from property, plant & equipment dispositions	575	2
Contingent consideration for a prior acquisition	(63)	-
Net cash provided by (used in) investing activities	(11,467)	(33,333)

Financing Activities:
Dividends paid	(6,813)	(7,655)
Purchase of treasury stock	(622)	(1,000)
Proceeds from exercise of stock options	-	746
Excess tax benefit from stock-based payment arrangements	-	65
Net cash provided by (used in) financing activities	(7,435)	(7,844)

Effect of exchange rate on cash	386	(354)

Increase (decrease) in cash and cash equivalents	43,135	(2,731)

Cash and cash equivalents at beginning of period	522,709	415,974

Cash and cash equivalents at end of period	$565,844	$413,243

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Critical Accounting Policies and Estimates:
We have identified the accounting policies and estimates that are critical to its business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. During the three month period ended June 30, 2010, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

New Accounting Standards:

In June 2009, new guidance was issued on the consolidation of variable interest entities.  We adopted the guidance effective April 1, 2010.  The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

2.	Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period.  Stock options are the only common stock equivalents currently used and are computed using the treasury stock method.

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
	Three Months Ended June 30,
	2009	2010
Net Income	$24,280	$52,300
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,332	170,107
Basic earnings per share	$0.14	$0.31
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,332	170,107
Effect of stock options	-	360
Shares used in computing Diluted EPS (1)	170,332	170,467
Diluted Income per share	$0.14	$0.31

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 7,709 shares and 3,543 shares for the three months ended June 30, 2009 and 2010, respectively.

3.	Trade Accounts Receivable:
	March 31, 2010	June 30, 2010
Gross Accounts Receivable - Trade	$207,166	$233,399
Less:
Allowances for doubtful accounts	563	1,021
Stock rotation and ship from stock and debit	11,964	13,226
Sales returns and discounts	6,681	7,508
Total allowances	19,208	21,755
Net Accounts Receivable - Trade	$187,958	$211,644

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2009	2010
Allowances for doubtful accounts:
Beginning Balance	$947	$563
Charges	(77)	354
Applications	(10)	104
Ending Balance	$860	$1,021

	Three Months Ended June 30,
	2009	2010
Stock rotation and ship from stock and debit:
Beginning Balance	$12,169	$11,964
Charges	7,628	8,112
Applications	(7,510)	(6,850)
Ending Balance	$12,287	$13,226

	Three Months Ended June 30,
	2009	2010
Sales returns and discounts:
Beginning Balance	$6,922	$6,681
Charges	2,853	6,597
Applications	(3,527)	(5,738)
Translation and other	(9)	(32)
Ending Balance	$6,239	$7,508

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on

	Fair Value at June 30, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$4,265	$-	$4,121	$144
Available-for-sale marketable securities - long-term	5,740	-	5,546	194
Assets held in the non-qualified deferred compensation program(1)	7,631	7,631	-	-
Foreign currency derivatives(2)	599	-	599	-
Total	$18,235	$7,631	$10,266	$338

		Based on
	Fair Value at June 30, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,631	$7,631	$-	$-
Total	$7,631	$7,631	$-	$-

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$9,767	$3	$9,537	$227
Available-for-sale investment securities - long-term	5,340	-	5,216	124
Assets held in the non-qualified deferred compensation program(1)	9,400	9,400	-	-
Total	$24,507	$9,403	$14,753	$351

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,400	$9,400	$-	$-
Foreign currency derivatives(2)	919	-	919	-
Total	$10,319	$9,400	$919	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability as the trust’s assets are available to us as general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the June 30, 2010 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarters ended June 30, 2009 and 2010.

Available-for-sale marketable securities
	Quarter ended June 30, 2009	Quarter ended June 30, 2010
Balance, beginning of period	$7,098	$351
Realized and unrealized gains/(losses) included in earnings	49	-
Unrealized gains/(losses) included in comprehensive income	(77)	(13)
Purchases, issuances and settlements	(3,065)	-
Transfers in and/or out of Level 3	(34)	-
Balance, end of period	$3,971	$338

Valuation Techniques:

The following describes valuation techniques used to appropriately value our available-for-sale securities and derivatives.

Investment Securities

Assets valued using Level 1 inputs in the table above represent assets from our non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2010 and June 30, 2010, all of our forward contracts have been designated as Level 2 measurements.

5.	Financial Instruments and Investments in Securities:

At March 31, 2010 and June 30, 2010, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. These securities are being accounted for as available-for-sale securities.  The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the quarter ended June 30, 2010 and 2009, we recorded net gains of $57 and $1,652, respectively, and other-than-temporary impairment charges of zero and $362, respectively, to other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$247	$(25)	$40,222
Time Deposits	222,709	-	-	222,709
Long-term investments:
U.S. government and agency securities	219,993	131	(468)	219,656
	$482,702	$378	$(493)	$482,587

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$144	$-	$40,144
Time Deposits	284,888	-	-	284,888
Long-term investments:				-
U.S. government and agency securities	189,993	351	-	190,344
	$514,881	$495	$-	$515,376

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 30, 2010
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$324,888	$325,032
Due after one year through five years	189,993	190,344
Total	$514,881	$515,376

6.	Inventories:
	March 31, 2010	June 30, 2010
Finished goods	$92,180	$95,986
Work in process	85,740	82,699
Raw materials and supplies	179,185	191,129
	$357,105	$369,814

7.	Stock-Based Compensation:

In May 2009, the Company granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $3.25 and $13.70, respectively.

There were 64 stock options exercised during the first quarter of fiscal year 2011 with a total intrinsic value of $213.

8.	Commitments and Contingencies:

We are involved in disputes, warranty, and legal proceedings arising in the normal course of business.  While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome and any adverse results in these or other matters that may arise from time to time may harm its financial position, results of operations, or cash flows.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2010, we had no significant outstanding purchase commitments.

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

To resolve our liability at each of the sites at which it has been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid, or reserved for, all estimated amounts required under the terms of these orders and decrees corresponding to its apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or substantial cost overruns for the chosen remedy.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, makes it difficult to predict the ultimate liability at any site with certainty.

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through December 6, 2007 (which remediation is ongoing) are approximately $318,500. We have not yet completed an investigation of the monies spent or available defenses in light of the notification. We have also not yet determined whether or to what extent other parties may bear responsibility for these costs.  On April 1, 2008, the EPA indicated that the future work to be performed at the harbor is expected to exceed hundreds of millions of dollars under current estimates.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are investigating the claim as well as potential defenses and other actions, including the engagement of environmental engineering consultants to study and analyze documentation to be made available by the EPA with respect to the site.  The potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   An agreement between EPA, the City of New Bedford, and AVX is now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation.  Having performed our own estimates of remediation costs, we accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,744 reserved as of June 30, 2010 for potential CERCLA liability as disclosed below) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of our cost to remediate; however, we cannot be certain there will be no additional costs.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to the Company’s South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that we are not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against us relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are pending in South Carolina state court.  AVX has also sought to join the United States Air Force as a potentially responsible party. We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

We currently have reserved approximately $19,744 at June 30, 2010 related to these matters.  Except for the matters discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

We also operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust reserves for the projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

We have an employment agreement with our Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement.

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

Comprehensive income includes the following components:

	Three Months Ended June 30,
	2009	2010
Net income	$24,280	$52,300
Other comprehensive income:
Pension liability adjustment and other post-retirement benefits adjustment	962	442
Foreign currency translation adjustment	23,889	(24,444)
Foreign currency cash flow hedges	2,454	1,562
Unrealized gain (loss) on available-for-sale securities	1,206	42
Comprehensive income	$52,791	$29,902

10.	Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale and Connectors. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

We evaluate performance of its segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment's usage of the shared resources.  Cash, accounts receivable, investments in securities and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:
	Three Months Ended June 30,
	2009	2010
Net sales:
Passive Components	$181,592	$243,575
KED Resale	93,079	127,857
Connectors	17,369	25,105
Total	$292,040	$396,537

	Three Months Ended June 30,
	2009	2010
Operating profit:
Passive Components	$32,640	$70,246
KED Resale	4,895	9,986
Connectors	215	4,767
Research & development	(1,816)	(1,807)
Corporate administration	(9,423)	(11,050)
Total	$26,511	$72,142

	March 31, 2010	June 30, 2010
Assets:
Passive Components	$525,631	$515,194
KED Resale	38,264	37,365
Connectors	39,512	37,422
Research & development	5,136	4,998
Cash, A/R and investments in securities	1,196,777	1,239,799
Goodwill - Passive components	152,124	152,101
Goodwill - Connectors	10,277	10,277
Corporate administration	83,771	90,513
Total	$2,051,492	$2,087,669

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2009	2010
Net sales:
Americas	$85,711	$126,236
Europe	64,153	94,698
Asia	142,176	175,603
Total	$292,040	$396,537

11.	Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2009 and 2010:
	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
Service cost	$96	$113	$205	$123
Interest cost	460	436	1,646	1,570
Expected return on plan assets	(378)	(530)	(1,545)	(1,155)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	145	108	204	362
Net periodic pension cost	$326	$130	$510	$900

Based on current actuarial computations, during the quarter ended June 30, 2010, we made contributions of $5,915 to the U.S. plans, and $1,953 to the international plans, respectively. We expect to make additional contributions of approximately $5,535 to the international plans, over the remainder of fiscal 2011.  The U.S. plans do not require additional contributions as they are projected to be fully funded at March 31, 2011.

12.	Derivative Financial Instruments:

We are exposed to foreign currency exchange rate fluctuations in the normal course of business and use derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of the risk management strategy.  The objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.  We do not enter into any trading or speculative positions with regard to derivative instruments.

We primarily use forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in the Company’s statement of operations. At June 30, 2010, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

June 30, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,684	Accrued expenses	$1,680

For these derivatives designated as hedging instruments, during the first fiscal 2011 quarter ended June 30, 2010 and fiscal 2010 quarter ended June 30, 2009, a net pretax gain of $1,320 and $3,753, respectively, was recognized in other comprehensive income. In addition, during the quarters ended June 30, 2010 and 2009, a net pretax net pretax loss of $2,700 and a net pretax gain of $929, respectively, was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax gain of $2,086 and a net pretax loss of $102, respectively, was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations.  During the quarters ended June 30, 2010 and 2009, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At June 30, 2010, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

June 30, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$66	Accrued expenses	$471

For these derivatives not designated as hedging instruments during the first quarter of fiscal 2011 and 2010, a loss of $2,883 and a gain of $201, respectively, on hedging contracts was recognized in other income (expense) which substantially offset the approximately $2,572 in exchange gains and $411 in exchange losses, respectively, that was recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2010 and June 30, 2010, we had outstanding foreign exchange contracts with notional amounts totaling $219,687 and $164,266, respectively.

13.	Subsequent Event:

On July 21, 2010, the Board of Directors of the Company declared a $0.045 dividend per share of common stock with respect to the quarter ended June 30, 2010.  The dividend will be paid to stockholders of record on August 2, 2010 and will be disbursed on August 13, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2011, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2010, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

We do not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.  All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our unaudited Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  During the three month period ended June 30, 2010, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX Interconnect.

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

Results of Operations - Three Months Ended June 30, 2010 and 2009

Net income for the quarter ended June 30, 2010 was $52.3 million, or diluted earnings per share of $0.31, compared to $24.3 million, or $0.14 diluted earnings per share, for the quarter ended June 30, 2009. This increase is a result of the factors set forth below.

(in thousands, except per share data)	Three Months Ended June 30,
	2009	2010
Net Sales	$292,040	$396,537
Gross Profit	54,142	102,652
Operating Income	26,511	72,142
Net Income	24,280	52,300
Diluted Earnings per Share	$0.14	$0.31

Net sales in the three months ended June 30, 2010 increased $104.5 million, or 35.8%, to $396.5 million compared to $292.0 million in the three months ended June 30, 2009. This increase is a result of higher volumes across all of the markets we serve reflecting an improvement in global demand when compared to the same period in the prior year. Supply chain inventory levels have remained lean as distributor customers and product manufacturers remained cautious about the strength and sustainability of end market demand. Overall sales prices for our commodity components increased slightly during this first quarter.

The table below represents product group revenues for the three-month periods ended June 30, 2009 and June 30, 2010.

Sales Revenue	Three Months Ended June 30,
$(000's)	2009	2010
Ceramic Components	$27,716	$55,622
Tantalum Components	60,875	86,754
Advanced Components	93,001	101,199
Total Passive Components	181,592	243,575
KDP and KKC Resale	75,567	108,469
KEC Resale	17,512	19,388
Total KED Resale	93,079	127,857
AVX Interconnect	17,369	25,105
Total Revenue	$292,040	$396,537

Passive Component sales increased $62.0 million, or 34.1%, to $243.6 million in the three months ended June 30, 2010 from $181.6 million during the same quarter last year.  The sales increase in Passive Components reflects the overall improvement in global markets as both consumers and manufacturers increased spending when compared to the same quarter last year. Compared to the same period last year, we saw improvement in all the markets that we serve. Higher revenues from Advanced Components reflect the increased demand primarily in the telecommunications, industrial, and automotive markets resulting from the improved economic conditions. The increase in sales of Ceramic Components reflects an increase in the volume of unit sales, a lower mix of commodity priced components and a moderate increase in average selling prices reflective of the improvement in the economy.  The increase in sales of Tantalum Components is the result of higher sales unit volume in addition to higher average selling prices reflective of the increase in demand for these components as customers increased production in response to the overall improvement in economic conditions.

KDP and KKC Resale sales increased $32.9 million, or 43.5% to $108.5 million in the three months ended June 30, 2010 compared to $75.6 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended June 30, 2010 is primarily attributable to an increase in unit sales volume in the Asian region due to higher end user demand, particularly in the telecommunications market, resulting from the improvement in global economic conditions when compared to the same quarter last year.

Total Connector sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $9.6 million, or 27.5%, to $44.5 million in the three months ended June 30, 2010 compared to $34.9 million during the same period last year.  This increase was primarily attributable to an increase in the automotive and telecommunications products sectors as a result of the improved economic conditions when compared to the same quarter last year.

Our sales to independent electronic distributor customers represented 43.2% of total sales for the three months ended June 30, 2010, compared to 36.4% for the three months ended June 30, 2009 reflecting the increased demand resulting from the improved global economic conditions when compared to the same quarter last year.  Overall distributor inventories remained lean as demand increased. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $8.1 million, or 4.5% of gross sales to distributor customers, for the three months ended June 30, 2010 and $7.6 million, or 6.7% of gross sales to distributor customers, for the three months ended June 30, 2009.  Applications under such programs for the quarters ended June 30, 2010 and 2009 were approximately $6.9 million and $7.5 million, respectively.

Geographically, compared to the same period last year, sales increased 47.6% in Europe, 47.3% in the Americas and 23.5% in Asia as demand improved across all regions resulting from improved global economic conditions.  The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales by approximately $3.5 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2010 was 25.9% of sales, or $102.7 million, compared to a gross profit margin of 18.5%, or $54.1 million, in the three months ended June 30, 2009. This overall increase is primarily attributable to an improved product mix and higher sales resulting from the overall improvement in global economic conditions. The improved gross margin percentage reflects our focus on higher margin value added products in addition to leverage from higher manufacturing volumes and productivity improvements. Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $3.1 million when compared to the same quarter last year. During the quarter ended June 30, 2009, we incurred restructuring charges of $0.7 million.

Selling, general and administrative expenses in the three months ended June 30, 2010 were $30.5 million, or 7.7% of net sales, compared to $27.3 million, or 9.4% of net sales, in the three months ended June 30, 2009.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same quarter last year. The higher selling, general and administrative costs reflect an increase in selling costs due to higher sales when compared to the same quarter last year.  During the quarter ended June 30, 2009, we recorded $0.3 million of restructuring charges.

As a result of the above factors, income from operations increased $45.6 million to $72.1 million in the three months ended June 30, 2010 compared to $26.5 million in the three months ended June 30, 2009.

Other income increased $0.5 million to $2.6 million in the three months ended June 30, 2010 compared to $2.1 million in the same period last year. This increase is primarily due to favorable foreign currency activity.

The Company's effective tax rate for the period ended June 30, 2010 was 30.0% compared to 15.0% for the same period last year. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $3.5 million of recapture will expire in the current fiscal year compared to $16.6 million during the prior fiscal year ending March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same quarter last year.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging in spite of the recent rebound in consumer and industrial market demand resulting in an increased global demand for our electronic component products.  Near term results for us will depend on overall global economic conditions and its impact on the markets that we serve.    We expect to see typical selling pricing pressure in the markets we serve as electronic component product supply comes more in balance with demand.  We also continue to focus on productivity and process improvements in conjunction with enhanced production capabilities in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current signs of global economic recovery do not materialize, the overall impact on our customers, as well as end users demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is unpredictability in the near-term market as a result of the current economic conditions, we continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) a projected increase in the long-term worldwide demand for electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of June 30, 2010, we had a current ratio of 6.7 to 1, $938.1 million of cash, cash equivalents and short-term and long-term investments in securities and no debt.

Net cash provided by operating activities was $38.8 million in the three months ended June 30, 2010 compared to $61.7 million of cash provided by operating activities in the three months ended June 30, 2009.  The decrease in operating cash flow compared to the same period last year was primarily a result of higher net income offset by a decrease in operating cash flows due to increased working capital requirements due to the higher volume of sales and related production. Decreased operating cash flows resulting from increased accounts receivable and inventory levels were partially offset by increases accounts payable and accrued expenses and income taxes payable.

Purchases of property and equipment were $5.2 million in the three month period ended June 30, 2010 compared to $6.1 million in the three month period ended June 30, 2009. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and interconnect product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $40 million in fiscal 2011.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2010, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2010, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2010, we did not have any significant delivery contracts outstanding.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $19.7 million at June 30, 2010.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in our exposure to its foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. See Note 12 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In addition, there were no changes in our internal control over financial reporting during our first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to our risk factors during the three months ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
04/01/10 - 04/30/10	-	$-	-	7,562,659
05/01/10 - 05/31/10	16,046	13.75	16,046	7,546,613
06/01/10 - 06/30/10	57,171	13.63	57,171	7,489,442
Total	73,217	$13.69	73,217	7,489,442

(1)
On October 19, 2005, the Board of Directors authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

(2)
On October 17, 2007, the Board of Directors authorized the repurchase of an additional 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 6, 2010

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary