Form 10-Q
period 2010-09-30
AVX Corp
filed 2010-11-04
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

(843) 967-2150
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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, par value $0.01 per share	169,875,580

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	September 30,
ASSETS	2010	2010
Current assets:
Cash and cash equivalents	$415,974	$372,155
Short-term investments in securities	262,709	406,076
Available-for-sale securities	9,767	3,275
Accounts receivable - trade	187,958	236,517
Accounts receivable - affiliates	8,025	5,355
Inventories	357,105	408,331
Deferred income taxes	34,663	40,002
Prepaid and other	40,157	45,928
Total current assets	1,316,358	1,517,639
Long-term investments in securities	219,993	169,990
Long-term available-for-sale securities	5,339	4,547
Property and equipment	1,449,672	1,459,936
Accumulated depreciation	(1,202,643)	(1,219,429)
	247,029	240,507
Goodwill	162,401	162,404
Intangible assets - net	87,011	84,807
Deferred income taxes- non-current	5,167	-
Other assets	8,194	8,436
Total Assets	$2,051,492	$2,188,330
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$37,151	$40,714
Accounts payable - affiliates	67,270	86,323
Income taxes payable	3,532	8,867
Accrued payroll and benefits	42,110	39,581
Accrued expenses	43,210	45,063
Total current liabilities	193,273	220,548
Pensions	32,015	23,110
Deferred income taxes- non-current	-	5,050
Other liabilities	25,197	25,311
Total Liabilities	250,485	274,019
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	345,305	346,192
Retained earnings	1,517,818	1,622,690
Accumulated other comprehensive income	17,257	27,464
Treasury stock, at cost:	(81,137)	(83,799)
6,295 and 6,493 shares at March 31 and September 30, 2010, respectively
Total Stockholders' Equity	1,801,007	1,914,311
Total Liabilities and Stockholders' Equity	$2,051,492	$2,188,330

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Net sales	$310,522	$430,639	$602,562	$827,176
Cost of sales	245,174	308,267	482,372	602,152
Restructuring charges	612	-	1,312	-
Gross profit	64,736	122,372	118,878	225,024
Selling, general and administrative expenses	27,064	29,860	54,395	60,370
Restructuring charges	457	-	757	-
Profit from operations	37,215	92,512	63,726	164,654
Other income (expense):
Interest income	2,051	1,645	4,422	3,327
Interest expense	(27)	-	(47)	-
Other, net	418	411	121	1,301
Income before income taxes	39,657	94,568	68,222	169,282
Provision for income taxes	8,015	26,677	12,300	49,091
Net income	$31,642	$67,891	$55,922	$120,191
Income per share:
Basic	$0.19	$0.40	$0.33	$0.71
Diluted	$0.19	$0.40	$0.33	$0.71

Dividends declared	$0.040	$0.045	$0.08	$0.09
Weighted average common shares outstanding:
Basic	170,277	169,956	170,304	170,031
Diluted	170,277	170,238	170,304	170,352

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Six Months Ended September 30,
	2009	2010
Operating Activities:
Net income	$55,922	$120,191
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,175	23,616
Stock-based compensation expense	1,042	902
Deferred income taxes	4,478	3,946
Loss on available-for-sale securities	362	70
(Gain) Loss on sale of property, plant & equipment, net of retirements	(31)	259
Changes in operating assets and liabilities:
Accounts receivable	(19,741)	(45,899)
Inventories	33,154	(49,802)
Accounts payable and accrued expenses	13,754	19,012
Income taxes payable	(2,205)	12,784
Other assets	4,022	(6,122)
Other liabilities	5,168	(6,955)
Net cash provided by (used in) operating activities	125,100	72,002

Investing Activities:
Purchases of property and equipment	(11,295)	(12,103)
Purchases of investment securities	(189,955)	(504,950)
Sales and redemptions of investment securities	168,957	411,619
Sales and redemptions of available-for-sale securities	22,500	7,445
Proceeds from property, plant & equipment dispositions	581	6
Contingent consideration for a prior acquisition	(63)	-
Other investing activities	(797)	-
Net cash provided by (used in) investing activities	(10,072)	(97,983)

Financing Activities:
Dividends paid	(13,626)	(15,316)
Purchase of treasury stock	(1,494)	(3,546)
Proceeds from exercise of stock options	-	796
Excess tax benefit from stock-based payment arrangements	-	73
Net cash provided by (used in) financing activities	(15,120)	(17,993)

Effect of exchange rate on cash	655	155

Increase (decrease) in cash and cash equivalents	100,563	(43,819)

Cash and cash equivalents at beginning of period	522,709	415,974

Cash and cash equivalents at end of period	$623,272	$372,155

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Critical Accounting Policies and Estimates:
We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. During the three and six month period ended September 30, 2010, except as noted below, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Net Income	$31,642	$67,891	$55,922	$120,191
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,277	169,956	170,304	170,031
Basic earnings per share	$0.19	$0.40	$0.33	$0.71
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,277	169,956	170,304	170,031
Effect of stock options	-	282	-	321
Shares used in computing Diluted EPS (1)	170,277	170,238	170,304	170,352
Diluted Income per share	$0.19	$0.40	$0.33	$0.71

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 7,223 shares and 3,709 shares and 7,628 shares and 3,782 shares for the three and six months ended September 30, 2009 and 2010, respectively.

3.	Trade Accounts Receivable:

	March 31, 2010	September 30, 2010
Gross Accounts Receivable - Trade	$207,166	$259,025
Less allowances for:
Doubtful accounts	563	638
Stock rotation and ship from stock and debit	11,964	14,407
Sales returns and discounts	6,681	7,463
Total allowances	19,208	22,508
Net Accounts Receivable - Trade	$187,958	$236,517

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.
	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Allowances for doubtful accounts:
Beginning Balance	$860	$1,021	$947	$563
Charges	118	103	41	457
Applications	(307)	(486)	(317)	(382)
Ending Balance	$671	$638	$671	$638

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Stock rotation and ship from stock and debit:
Beginning Balance	$12,287	$13,226	$12,169	$11,964
Charges	7,375	8,428	15,003	16,540
Applications	(6,817)	(7,247)	(14,327)	(14,097)
Ending Balance	$12,845	$14,407	$12,845	$14,407

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Sales returns and discounts:
Beginning Balance	$6,239	$7,508	$6,922	$6,681
Charges	5,230	6,498	8,083	13,095
Applications	(4,640)	(6,717)	(8,167)	(12,455)
Translation and other	35	174	26	142
Ending Balance	$6,864	$7,463	$6,864	$7,463

4.	Fair Value:

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

▪	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$9,767	$3	$9,537	$227
Available-for-sale investment securities - long-term	5,340	-	5,216	124
Assets held in the non-qualified deferred compensation program(1)	9,400	9,400	-	-
Total	$24,507	$9,403	$14,753	$351

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,400	$9,400	$-	$-
Foreign currency derivatives(2)	919	-	919	-
Total	$10,319	$9,400	$919	$-

		Based on

	Fair Value at September 30, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$3,275	$5	$3,164	$106
Available-for-sale investment securities - long-term	4,547	-	4,400	147
Assets held in the non-qualified deferred compensation program(1)	7,674	7,674	-	-
Foreign currency derivatives(2)	3,089	-	3,089	-
Total	$18,585	$7,679	$10,653	$253

		Based on

	Fair Value at September 30, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,674	$7,674	$-	$-
Total	$7,674	$7,674	$-	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability as the trust’s assets are available to us as general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the September 30, 2010 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for three and six months ended September 30, 2009 and 2010, respectively.

	Available-for-sale marketable securities
	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010

Balance, beginning of period	$3,971	$338	$7,098	$351
Realized and unrealized gains/(losses) included in earnings	(382)	-	(333)	-
Unrealized gains/(losses) included in other comprehensive income	642	15	565	2
Purchases, issuances and settlements	(344)	-	(3,409)	-
Transfers in and/or out of Level 3	(567)	(100)	(601)	(100)
Balance, end of period	$3,320	$253	$3,320	$253

Valuation Techniques:

The following describes valuation techniques used to appropriately value our available-for-sale securities and derivatives.

Investment Securities

Assets valued using Level 1 inputs in the tables above represent assets from our non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

Assets valued using Level 2 inputs in the tables above represent a portfolio including foreign bonds, corporate bonds, asset backed obligations and mortgage-backed securities. Valuation inputs used include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Assets valued using Level 3 inputs in the tables above represent a portfolio including corporate bonds, asset backed obligations and mortgage-backed securities. Unobservable inputs for valuation are management’s assessments based on a third party pricing vendor using valuation inputs described above for Level 2, adjusted based on the best economic and industry information available in the circumstances.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2010 and September 30, 2010, all of our forward contracts have been designated as Level 2 measurement hierarchy.

5.	Financial Instruments and Investments in Securities:

At March 31, 2010 and September 30, 2010, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value.  The securities are classified as either current or long-term assets based on their underlying expected cash flows.  Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the six months ended September 30, 2010, we did not record any other-than-temporary impairment charges.  In addition, during the three and six months ended September 30, 2010, we recorded pre-tax net losses of $211 and $154, respectively, to other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$247	$(25)	$40,222
Time deposits	222,709	-	-	222,709
Long-term investments:
U.S. government and agency securities	$219,993	$131	$(468)	$219,656
	$482,702	$378	$(493)	$482,587

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$30,000	$44	$-	$30,044
Time deposits	376,076	-	-	376,076
Long-term investments:
U.S. government and agency securities	169,990	373	-	170,363
	$576,066	$417	$-	$576,483

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 30, 2010
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$406,076	$406,120
Due after one year through five years	169,990	170,363
Total	$576,066	$576,483

6.	Inventories:

	March 31, 2010	September 30, 2010
Finished goods	$92,180	$102,336
Work in process	85,740	89,555
Raw materials and supplies	179,185	216,440
	$357,105	$408,331

7.	Stock-Based Compensation:

In May 2010, the Company granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $3.25 and $13.70, respectively.

There were 5 and 69 stock options exercised, with a total intrinsic value of $19 and $232, during the three and six month periods ended September 30, 2010, respectively.

8.	Commitments and Contingencies:

We are involved in operating matter disputes, warranty issues, and legal proceedings arising in the normal course of business.  While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome and any adverse results in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2010, we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with seven sites at which remediation is required.  Because CERCLA has historically been construed to authorize joint and several liability, EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs, although a 2009 case decided by the U.S. Supreme Court suggests that liability should be considered divisible and may be apportioned whenever there is a reasonable basis to do so.  At two of the seven sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that any liability resulting from these two sites will be apportioned between AVX and the other PRPs.

To resolve our liability at each of the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  We have paid for, or reserved, all estimated amounts required under the terms of these orders and decrees corresponding to our apportioned share of the liabilities.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up or remedy failure.  The existence of these reopener provisions, combined with the difficulties of reliably estimating clean-up costs and the joint and several nature of CERCLA liability, make it difficult to predict the ultimate liability at any site with certainty.

In July 2007, we received oral notification from EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and the remediation of, New Bedford Harbor in Massachusetts.  The Commonwealth of Massachusetts has adopted the same position.  As indicated below, Aerovox Corporation, a predecessor of AVX, operated a manufacturing facility adjacent to the harbor for many years, and sold the facility to an unrelated third party in 1973.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, to settle claims with EPA and the Commonwealth of Massachusetts for past and future response costs incurred in the assessment and remediation of the harbor, subject to reopener provisions, including a special reopener if certain remediation costs for the site exceeded $130,500.  EPA has indicated that remediation costs through October 22, 2010 were approximately $427,730.  In June 2010, EPA issued a proposal (Draft Fourth Explanation of Significant Differences or “Draft ESD #4”) to alter the existing remedial action plan for the harbor to include the use of a confined aquatic disposal (“CAD”) cell, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage.  AVX filed comments on the proposal recommending that EPA stop ongoing remedial actions and conduct a focused feasibility study of the proposed remedial action plan. In Draft ESD #4, EPA provided future cost estimates under the existing remedial action plan ranging from $413,000 to $464,000, net present value, depending on the level of available annual funding. Alternatively, Draft ESD #4 provided future cost estimates the proposed remedial action plan ranging from $362,000 to $393,000, net present value, based on certain assumptions.

We have not received adequate documentation of past response costs from EPA and therefore have not yet conducted an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the company can avoid responsibility for all, or some portion, of these costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are investigating the claim as well as potential defenses and other actions, including the use of environmental engineering consultants to study and analyze documentation to be made available by EPA with respect to the site. The potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold the Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility. Agreements between the Company, EPA, the City of New Bedford, and the Commonwealth are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation.  Having performed our own estimates of remediation costs, we accrued $18,200 in the quarter ended March 31, 2009 (which amount is included in the $19,177 reserved as of September 30, 2010 for potential liabilities as disclosed below) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of our cost to remediate; however, we cannot be certain there will be no additional costs.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed hazardous material to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to the Company’s Myrtle Beach, South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5,400 in compensatory damages, exclusive of costs that have not been determined.  We investigated the allegations and determined that the demanded payment was not justified and that issues of liability, among other issues, exist under environmental laws.  As a result, in October 2007, we filed a declaratory judgment action in United States District Court for the District of South Carolina under the CERCLA and the Federal Declaratory Judgment Act, seeking a declaration that we are not liable for the property damages claimed by Horry Land Company and for a determination and allocation of past and future environmental response costs.  Horry Land Company has asserted its claims in this suit and it is now proceeding. In addition, two other suits have been filed against us relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are pending in South Carolina state court.  AVX has also sought to join the United States Air Force as a potentially responsible party. We intend to defend vigorously the claims that have been asserted in the three related lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. With respect to the related environmental assessment, we are in the process of a feasibility study to evaluate possible remedies and at this stage have not been able to determine what measures may have to be undertaken or the likely costs of any such measures. Accordingly, the potential impact of either the lawsuits or the remediation on our financial position, results of operations, and cash flows cannot be determined at this time.

We currently have reserved approximately $19,177 at September 30, 2010 related to these matters described above.  Except for the matters discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Comprehensive income includes the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Net income	$31,642	$67,891	$55,922	$120,191
Other comprehensive income (loss):
Pension liability adjustment and other post-retirement benefits adjustment	870	284	1,832	726
Foreign currency translation adjustment	15,654	31,993	39,543	7,549
Foreign currency cash flow hedges	(37)	201	2,417	1,763
Unrealized gain (loss) on available-for-sale securities	564	127	1,770	169
Comprehensive income (loss)	$48,693	$100,496	$101,484	$130,398

10.	Segment and Geographic Information:

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

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment's usage of the shared resources.  Cash, accounts receivable, investments in securities and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Net sales:
Passive Components	$188,633	$270,378	$370,225	$513,953
KED Resale	101,679	135,849	194,758	263,706
Connectors	20,210	24,412	37,579	49,517
Total	$310,522	$430,639	$602,562	$827,176

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Operating profit:
Passive Components	$38,980	$88,429	$71,620	$158,675
KED Resale	6,910	8,189	11,805	18,175
Connectors	2,369	4,911	2,584	9,678
Research & development	(1,684)	(1,865)	(3,500)	(3,672)
Corporate administration	(9,360)	(7,152)	(18,783)	(18,202)
Total	$37,215	$92,512	$63,726	$164,654

	March 31, 2010	September 30, 2010
Assets:
Passive Components	$525,631	$554,314
KED Resale	38,264	44,170
Connectors	39,512	40,918
Research & development	5,136	5,037
Cash, A/R and investments in securities	1,196,777	1,282,686
Goodwill - Passive components	152,124	152,127
Goodwill - Connectors	10,277	10,277
Corporate administration	83,771	98,801
Total	$2,051,492	$2,188,330

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Net sales:
Americas	$90,946	$133,914	$176,657	$260,150
Europe	69,697	101,985	133,850	196,683
Asia	149,879	194,740	292,055	370,343
Total	$310,522	$430,639	$602,562	$827,176

11.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and six months ended September 30, 2009 and 2010:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
Service cost	$96	$113	$205	$123
Interest cost	460	436	1,646	1,570
Expected return on plan assets	(378)	(530)	(1,545)	(1,155)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	145	108	204	362
Net periodic pension cost	$326	$130	$510	$900

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2009	2010	2009	2010
Service cost	$192	$226	$410	$246
Interest cost	920	872	3,292	3,140
Expected return on plan assets	(756)	(1,060)	(3,090)	(2,310)
Amortization of prior service cost	6	6	-	-
Recognized actuarial loss	290	216	408	724
Net periodic pension cost	$652	$260	$1,020	$1,800

Based on current actuarial computations, during the six months ended September 30, 2010, we made contributions of $6,200 to the U.S. plans and $2,898 to the international plans. We expect to make additional contributions of approximately $3,952 to the international plans over the remainder of fiscal 2011.  The U.S. plans do not require additional contributions as they are projected to be fully funded at March 31, 2011.

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

We primarily use forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our Statement of Operations. At March 31, 2010 and September 30, 2010, respectively, the following forward contracts were entered into in order to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

September 30, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$3,027	Accrued expenses	$1,747

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2010, a net pretax gain of $3,841 and $5,161, respectively, was recognized in other comprehensive income. In addition, during the three and six months ended September 30, 2010, a net pretax gain of $5,552 and $2,852, respectively, was reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and a net pre tax loss of $2,101 and $15, respectively, was reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the six months ended September 30, 2010 and 2009, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency balance sheet exposures with respect to the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset the remeasurement gains and losses. At March 31, 2010 and September 30, 2010, respectively, we had the following forward contracts that were entered into in order to hedge against these exposures.

March 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

September 30, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,033	Accrued expenses	$223

For these derivatives not designated as hedging instruments, during the three and six months ended September 30, 2010, gains of $4,349 and $1,466, respectively, on hedging contracts were recognized in other income (expense) which substantially offset the approximately $4,184 and $1,613, respectively, in exchange losses recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2010 and September 30, 2010, we had outstanding foreign exchange contracts with notional amounts totaling $219,687 and $251,850, respectively.

13.	Subsequent Event:

On October 20, 2010, our Board of Directors declared a $0.045 dividend per share of common stock with respect to the quarter ended September 30, 2010.  The dividend will be paid to stockholders of record on November 5, 2010 and will be disbursed on November 19, 2010.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  During the six month period ended September 30, 2010, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Connectors segment consists primarily of automotive, telecom and memory connectors manufactured by AVX Interconnect.

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

Results of Operations - Three Months Ended September 30, 2010 and 2009

Net income for the quarter ended September 30, 2010 was $67.9 million, or diluted earnings per share of $0.40, compared to $31.6 million, or $0.19 diluted earnings per share, for the quarter ended September 30, 2009. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended September 30,
	2009	2010
Net Sales	$310,522	$430,639
Gross Profit	64,736	122,372
Operating Income	37,215	92,512
Net Income	31,642	67,891
Diluted Earnings per Share	$0.19	$0.40

Net sales in the three months ended September 30, 2010 increased $120.1 million, or 38.7%, to $430.6 million compared to $310.5 million in the three months ended September 30, 2009. This increase is a result higher volume across all of the markets we serve, reflecting an improvement in global demand when compared to the same period last year. Supply chain inventory levels increased during the quarter as distributor customers and product manufacturers increased inventory purchases to meet the increased demand in the market. Overall sales prices for our commodity components increased during this second quarter when compared to the same period last year as a result of increased demand in the marketplace and a general tight supply situation.

The table below represents product group revenues for the three-month periods ended September 30, 2009 and September 30, 2010.
Sales Revenue	Three Months Ended September 30,
$(000's)	2009	2010
Ceramic Components	$31,736	$59,927
Tantalum Components	67,404	106,210
Advanced Components	89,493	104,241
Total Passive Components	188,633	270,378
KDP and KKC Resale	82,417	117,977
KEC Resale	19,262	17,872
Total KED Resale	101,679	135,849
AVX Interconnect	20,210	24,412
Total Revenue	$310,522	$430,639

Passive Component sales increased $81.7 million, or 43.3%, to $270.4 million in the three months ended September 30, 2010 compared to sales of $188.6 million during the same quarter last year. The sales increase in Passive Components reflects the overall improvement in global markets as both consumers and manufacturers increased spending compared to the same period last year. Compared to the same period last year, we saw improvement in all the markets that we serve. Higher revenues from Advanced Components reflect the increased demand primarily in the telecommunications, industrial and automotive markets resulting from improved economic conditions. The increase in sales of Ceramic and Tantalum Components reflects an increase in the volume of units sold, in addition to higher average selling prices resulting from the increase in demand for these components as customers increased production in response to the improved demand for electronic devices resulting from the overall improvement in global economic conditions and a general tight supply situation.

KDP and KKC Resale sales increased 43.1% to $118.0 million in the three months ended September 30, 2010 compared to $82.4 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended September 30, 2010 is primarily attributable to an increase in unit sales volume in the Asian region due to higher end user demand for electronic devices, particularly in the telecommunications market, resulting from an improvement in global economic conditions when compared to the same period last year.

Total Connector sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $2.8 million, or 7.1%, to $42.3 million in the three months ended September 30, 2010 compared to $39.5 million during the same period last year.  This increase was primarily attributable to an increase in the automotive and telecommunications products sectors resulting from the improved global economic conditions when compared to the same period in the prior year.

Our sales to independent electronic distributor customers represented 42.6% of total sales for the three months ended September 30, 2010, compared to 38.3% for the three months ended September 30, 2009. Overall distributor inventories increased during this quarter as distributor customers increased their inventory purchases to meet the increased demand for electronic component products to satisfy the improved market environment when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $8.4 million, or 4.4% of gross sales to distributor customers, for the three months ended September 30, 2010 and $7.4 million, or 5.8% of gross sales to distributor customers, for the three months ended September 30, 2009. Applications under such programs for the quarters ended September 30, 2010 and 2009 were approximately $7.2 million and $6.8 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions: 29.9% in Asia, 46.3% in Europe and 47.3% in the Americas. The increases in these regions were reflective of the increased demand for electronic products due to the improvement in the overall global market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $6.2 million when compared to the same period last year.

Gross profit margin in the three months ended September 30, 2010 was 28.4% of sales, or $122.4 million, compared to a gross profit margin of 20.8%, or $64.7 million, in the three months ended September 30, 2009. This overall increase is primarily attributable to an improved product mix and higher sales resulting from the overall improvement in global economic conditions.  The improved gross margin percentage also reflects our focus on higher-margin, value-added products in addition to leverage from higher manufacturing volumes and productivity improvements.  During the quarter ended September 30, 2009, we recorded $0.6 million of restructuring charges. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact of approximately $6.5 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the three months ended September 30, 2010 were 6.9% of net sales, or $29.9 million, compared to 8.7% of net sales, or $27.1 million, in the three months ended September 30, 2009.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same period last year. During the quarter ended September 30, 2009, we recorded $0.5 million of restructuring charges.

As a result of the above factors, income from operations increased $55.3 million to $92.5 million in the three months ended September 30, 2010 compared to $37.2 million in the three months ended September 30, 2009.

Other income decreased $0.3 million to $2.1 million in the three months ended September 30, 2009 compared to $2.4 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances.

Our effective tax rate for the period ended September 30, 2010 was 28.2% compared to 20.2% for the same period last year. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $3.5 million of recapture will expire in the current fiscal year compared to $16.6 million during the fiscal year ending March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year.

Results of Operations – Six Months Ended September 30, 2010 and 2009

Net income for the six months ended September 30, 2010 was $120.2 million, or diluted earnings per share of $0.71, compared to $55.9 million, or $0.33 diluted earnings per share, for the six months ended September 30, 2009. This increase is a result of the factors set forth below.

in thousands, except per share data	Six Months Ended September 30,
	2009	2010
Net Sales	$602,562	$827,176
Gross Profit	118,878	225,024
Operating Income	63,726	164,654
Net Income	55,922	120,191
Diluted Earnings per Share	$0.33	$0.71

Net sales in the six months ended September 30, 2010 increased $224.6 million, or 37.3%, to $827.2 million compared to sales of $602.6 million in the six months ended September 30, 2009.  This increase is a result of higher volumes across all of the markets we serve, reflecting an improvement in global demand when compared to the same period last year. Supply chain inventory levels increased during the six months ended September 30, 2010 as distributor customers and product manufacturers increased inventory purchases to meet the increased demand in the market. For the same reason, overall sales prices for our commodity components increased during the first six months of the current fiscal year when compared to the same six-month period last year as a result of the increased demand in the marketplace and a general tight supply situation.

The table below represents product group revenues for the six-month periods ended September 30, 2009 and September 30, 2010.

Sales Revenue	Six Months Ended September 30,
$(000's)	2009	2010
Ceramic Components	$59,452	$115,549
Tantalum Components	128,279	192,964
Advanced Components	182,494	205,440
Total Passive Components	370,225	513,953
KDP and KKC Resale	157,984	226,446
KEC Resale	36,774	37,260
Total KED Resale	194,758	263,706
AVX Interconnect	37,579	49,517
Total Revenue	$602,562	$827,176

Passive Component sales increased $143.8 million, or 38.8%, to $514.0 million in the six months ended September 30, 2010 compared to sales of $370.2 million during the same period last year. The sales increase in Passive Components reflects the overall improvement in global markets as both consumers and manufacturers increased spending compared to the same six-month period last year. Compared to the same six-month period last year, we saw improvement in all the markets that we serve. Higher revenues from Advanced Components reflect the increased demand primarily in the telecommunications, industrial, and automotive markets resulting from the improved economic conditions. The increase in sales of Ceramic and Tantalum Components reflects an increase in the volume of units sold in addition to higher average selling prices reflective from the increase in demand for these components as customers increased production in response to the improved demand for electronic devices resulting from the overall improvement in global economic conditions and a general tight supply situation when compared to the six months ended September 30, 2009.

KDP and KKC Resale sales increased 43.3% to $226.4 million in the six months ended September 30, 2010 compared to $158.0 million during the same period last year. When compared to the same period last year, the increase during the six months ended September 30, 2010 is primarily attributable to an increase in the automotive and telecommunications products sectors resulting from the improved global economic conditions when compared to the same six month period in the prior year.

Total Connector sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $12.4 million, or 16.7%, to $86.8 million in the six months ended September 30, 2010 compared to $74.4 million during the same period last year.  This increase was primarily attributable to an increase in the automotive and telecommunications products sectors resulting from the improved global economic conditions when compared to the same six month period in the prior year.

Our sales to independent electronic distributor customers represented 42.9% of total sales for the six months ended September 30, 2010, compared to 37.4% for the six months ended September 30, 2009. Overall distributor inventories increased as distributor customers increased their inventory purchases during the six months ended September 30, 2010 to meet the increased demand for electronic component products to satisfy the improved market environment when compared to the same six month period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $16.5 million, or 4.5% of gross sales to distributor customers, for the six months ended September 30, 2010 and $15.0 million, or 6.2% of gross sales to distributor customers, for the six months ended September 30, 2009. Applications under such programs for the six months ended September 30, 2010 and 2009 were approximately $14.1 million and $14.3 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions: 46.9% in Europe, 26.8% in Asia and 47.3% in the Americas. The increases in these regions were reflective of the increased demand for electronic products due to the improvement in the overall global market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $9.7 million when compared to the same six month period last year.

Gross profit in the six months ended September 30, 2010 was 27.2% of sales, or $225.0 million compared to a gross profit margin of 19.7%, or $118.9 million, in the six months ended September 30, 2009. This overall increase is primarily attributable to an improved product mix and higher sales resulting from the overall improvement in global economic conditions.  The improved gross margin percentage also reflects our focus on higher margin value-added products in addition to leverage from higher manufacturing volumes and productivity improvements.  During the six month period ended September 30, 2009, we recorded $1.3 million of restructuring charges. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact of approximately $9.6 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2010 were $60.4 million, or 7.3% of net sales, compared to $54.4 million, or 9.0% of net sales, in the six months ended September 30, 2009.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same period last year. During the six month period ended September 30, 2009, we recorded $0.8 million of restructuring charges.

As a result of the above factors, income from operations increased $100.9 million to $164.6 million in the six months ended September 30, 2010 compared to $63.7 million in the six months ended September 30, 2009.

Other income increased $0.1 million to $4.6 million in the six months ended September 30, 2010 compared to $4.5 million in the same period last year. This increase is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances offset by higher net currency exchange gains for the first half of this fiscal year when compared to the same six month period last year. In addition, other income for the six months ended September 30, 2009 included a charge of $0.4 million due to the decline in value of available-for-sale securities.

Our effective tax rate for the six-month period ended September 30, 2010 was 29.0% compared to 18.0% for the same period last year. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $3.5 million of recapture will expire in the current fiscal year compared to $16.6 million during the fiscal year ended March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging in spite of the recent rebound in consumer and industrial market demand, which has resulted in increased global demand for our electronic component products.  Near-term results for us will depend on overall global economic conditions and their impact on the markets that we serve.  We expect to see typical selling-price pressure in the markets we serve as electronic component product supply comes more in balance with demand as well as higher costs for materials and supplies.  We continue to focus on productivity and process improvements in conjunction with enhanced production capabilities, in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current signs of global economic recovery do not materialize, the overall impact on our customers, as well as end users demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is unpredictability in the near-term market as a result of the current economic conditions, we continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) a projected increase in the long-term worldwide demand for sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of September 30, 2010, we had a current ratio of 6.9 to 1, $956.1 million of cash, cash equivalents and short-term and long-term investments in securities, $1.9 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $72.0 million for the six months ended September 30, 2010 compared to $125.1 million of cash provided by operating activities for the six months ended September 30, 2009. The decrease in cash flow from operating activities compared to the same period last year was primarily a result of increases in accounts receivable and inventory purchases resulting from higher sales and increased demand, partially offset by higher accounts payable and income taxes payable.

Purchases of property and equipment were $12.1 million during the first half of fiscal 2011 compared to $11.3 million during the first half of fiscal 2010. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $30 million in fiscal 2011.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2010, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of September 30, 2010, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2010, we did not have any significant delivery contracts outstanding.

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

We currently have environmental reserves for environmental remediation, compliance and related legal costs totaling $19.2 million at September 30, 2010.  Additional information related to environmental and other legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1 “Basis of Presentation” under New Accounting Standards of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in our exposure to its foreign currency exchange rate as reflected in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. See Note 12, “Derivative Financial Instruments”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during our second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Annual Report Risk Factors”) for information regarding factors that could affect our results of operations, financial condition and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Annual Report Risk Factors, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
07/01/10 - 07/31/10	-	$-	-	7,489,442
08/01/10 - 08/31/10	108,920	13.32	108,920	7,380,522
09/01/10 - 09/30/10	84,269	13.01	84,269	7,296,253
Total	193,189	$13.18	193,189	7,296,253

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2010.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2010.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 4, 2010

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary