Form 10-Q
period 2010-12-31
AVX Corp
filed 2011-02-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010.

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common Stock, par value $0.01 per share	170,004,835

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$415,974	$332,389
Short-term investments in securities	262,709	391,754
Available-for-sale securities	9,767	3,569
Accounts receivable - trade	187,958	212,398
Accounts receivable - affiliates	8,025	3,993
Inventories	357,105	442,103
Deferred income taxes	34,663	39,983
Prepaid and other	40,157	39,764
Total current assets	1,316,358	1,465,953
Long-term investments in securities	219,993	264,993
Long-term available-for-sale securities	5,339	3,905
Property and equipment	1,449,672	1,427,139
Accumulated depreciation	(1,202,643)	(1,194,971)
	247,029	232,168
Goodwill	162,401	162,397
Intangible assets - net	87,011	83,705
Deferred income taxes- non-current	5,167	-
Other assets	8,194	9,051
Total Assets	$2,051,492	$2,222,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$37,151	$40,561
Accounts payable - affiliates	67,270	75,140
Income taxes payable	3,532	11,146
Accrued payroll and benefits	42,110	39,649
Accrued expenses	43,210	44,462
Total current liabilities	193,273	210,958
Pensions	32,015	22,146
Deferred income taxes- non-current	-	5,415
Other liabilities	25,197	25,533
Total Liabilities	250,485	264,052
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	345,305	346,566
Retained earnings	1,517,818	1,675,602
Accumulated other comprehensive income	17,257	16,386
Treasury stock, at cost:	(81,137)	(82,198)
6,295 and 6,348 shares at March 31 and December 31, 2010, respectively
Total Stockholders' Equity	1,801,007	1,958,120
Total Liabilities and Stockholders' Equity	$2,051,492	$2,222,172

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Net sales	$334,958	$405,862	$937,520	$1,233,038
Cost of sales	262,413	291,265	744,785	893,417
Vendor Settlement	(5,000)	-	(5,000)	-
Restructuring charges	1,451	-	2,763	-
Gross profit	76,094	114,597	194,972	339,621
Selling, general and administrative expenses	27,891	31,825	82,286	92,195
Restructuring charges	979	-	1,736	-
Other operating income	(2,970)	-	(2,970)	-
Profit from operations	50,194	82,772	113,920	247,426
Other income (expense):
Interest income	1,390	1,677	5,812	5,004
Interest expense	(20)	-	(67)	-
Other, net	(838)	833	(717)	2,134
Income before income taxes	50,726	85,282	118,948	254,564
Provision for income taxes	10,300	24,730	22,600	73,821
Net income	$40,426	$60,552	$96,348	$180,743
Income per share:
Basic	$0.24	$0.36	$0.57	$1.06
Diluted	$0.24	$0.36	$0.57	$1.06

Dividends declared per share:	$0.040	$0.045	$0.120	$0.145
Weighted average common shares outstanding:
Basic	170,244	169,929	170,284	169,997
Diluted	170,390	170,326	170,284	170,335

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Nine Months Ended December 31,
	2009	2010
Operating Activities:
Net income	$96,348	$180,743
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,110	35,607
Stock-based compensation expense	1,549	1,354
Deferred income taxes	8,980	4,034
Loss on available-for-sale securities	362	57
(Gain) Loss on sale of property, plant & equipment, net of retirements	(3,011)	300
Changes in operating assets and liabilities:
Accounts receivable	(18,153)	(20,383)
Inventories	32,894	(86,014)
Accounts payable and accrued expenses	27,744	(426)
Income taxes payable	(4,332)	15,067
Other assets	(2,116)	(5,328)
Other liabilities	4,357	713
Net cash provided by (used in) operating activities	187,732	125,724

Investing Activities:
Purchases of property and equipment	(22,081)	(19,221)
Purchases of investment securities	(269,955)	(778,008)
Sales and redemptions of investment securities	258,956	604,071
Sales and redemptions of available-for-sale securities	25,383	8,010
Proceeds from property, plant & equipment dispositions	4,474	6
Contingent consideration for a prior acquisition	(63)	-
Other investing activities	(797)	-
Net cash provided by (used in) investing activities	(4,083)	(185,142)

Financing Activities:
Dividends paid	(20,435)	(22,955)
Purchase of treasury stock	(1,494)	(5,799)
Proceeds from exercise of stock options	-	4,284
Excess tax benefit from stock-based payment arrangements	-	361
Other financing activities	1,732	-
Net cash provided by (used in) financing activities	(20,197)	(24,109)

Effect of exchange rate changes on cash	601	(58)

Increase (decrease) in cash and cash equivalents	164,053	(83,584)

Cash and cash equivalents at beginning of period	522,709	415,974

Cash and cash equivalents at end of period	$686,762	$332,389

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting.  These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Critical Accounting Policies and Estimates:
We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. During the three and nine months period ended December 31, 2010, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Net Income	$40,426	$60,552	$96,348	$180,743
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,244	169,929	170,284	169,997
Basic earnings per share	$0.24	$0.36	$0.57	$1.06
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,244	169,929	170,284	169,997
Effect of stock options	146	397	-	338
Shares used in computing Diluted EPS (1)	170,390	170,326	170,284	170,335
Diluted Income per share	$0.24	$0.36	$0.57	$1.06

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 5,081 shares and 2,669 shares and 7,264 shares and 3,488 shares for the three and nine months ended December 31, 2009 and 2010, respectively.

3.	Trade Accounts Receivable:

	March 31, 2010	December 31, 2010
Gross Accounts Receivable - Trade	$207,166	$235,698
Less allowances for:
Doubtful accounts	563	697
Stock rotation and ship from stock and debit	11,964	14,435
Sales returns and discounts	6,681	8,168
Total allowances	19,208	23,300
Net Accounts Receivable - Trade	$187,958	$212,398

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Allowances for doubtful accounts:
Beginning Balance	$671	$638	$947	$563
Charges	(141)	14	(100)	471
Applications	126	45	(191)	(337)
Ending Balance	$656	$697	$656	$697

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Stock rotation and ship from stock and debit:
Beginning Balance	$12,845	$14,407	$12,169	$11,964
Charges	8,097	8,931	23,100	25,471
Applications	(7,652)	(8,903)	(21,979)	(23,000)
Ending Balance	$13,290	$14,435	$13,290	$14,435

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Sales returns and discounts:
Beginning Balance	$6,864	$7,463	$6,922	$6,681
Charges	3,833	7,823	11,916	20,918
Applications	(3,965)	(6,972)	(12,132)	(19,427)
Translation and other	(8)	(146)	18	(4)
Ending Balance	$6,724	$8,168	$6,724	$8,168

4.	Fair Value:

Fair Value Hierarchy:

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

●
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$9,767	$3	$9,537	$227
Available-for-sale investment securities - long-term	5,340	-	5,216	124
Assets held for the non-qualified deferred compensation program(1)	9,400	9,400	-	-
Foreign currency derivatives(2)	917	-	917	-
Total	$24,507	$9,403	$14,753	$351

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,400	$9,400	$-	$-
Foreign currency derivatives(2)	1,836	-	1,836	-
Total	$11,236	$9,400	$1,836	$-

		Based on

	Fair Value at December 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$3,569	$5	$3,478	$86
Available-for-sale investment securities - long-term	3,905	-	3,811	94
Assets held for the non-qualified deferred compensation program(1)	8,231	8,231	-	-
Foreign currency derivatives(2)	2,918	-	2,918	-
Total	$18,623	$8,236	$10,207	$180

		Based on

	Fair Value at December 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,231	$8,231	$-	$-
Foreign currency derivatives(2)	3,184	-	3,184	-
Total	$11,415	$8,231	$3,184	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability as the trust’s assets are available to general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the December 31, 2010 consolidated balance sheet. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. The effective portion of unrealized gains and losses on derivatives not designated as hedges are recorded in other income (expense).  The ineffective portion is recognized in earnings immediately.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended December 31, 2009 and 2010, respectively.

	Available-for-sale marketable securities
	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010

Balance, beginning of period	$3,320	$253	$7,098	$351
Realized and unrealized gains/(losses) included in earnings	9	-	(324)	-
Unrealized gains/(losses) included in other comprehensive income	86	(73)	651	(71)
Purchases, issuances and settlements	(205)	-	(3,614)	-
Transfers in and/or out of Level 3	(1,033)	-	(1,634)	(100)
Balance, end of period	$2,177	$180	$2,177	$180

Valuation Techniques:

The following describes valuation techniques used to appropriately value our available-for-sale securities and derivatives.

Investment Securities

Assets valued using Level 1 inputs in the tables above represent assets from our non-qualified deferred compensation program. The funds for the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2010 and December 31, 2010, all of our forward contracts have been designated as Level 2 measurement hierarchy.

5.	Financial Instruments and Investments in Securities:

At March 31, 2010 and December 31, 2010, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value.  The securities are classified as either current or long-term assets based on their underlying expected cash flows.  Any unrealized holding gains and losses resulting from these securities are reported, net of tax, as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the nine months ended December 31, 2010, we did not record any other-than-temporary impairment charges.  In addition, during the three and nine months ended December 31, 2010, we recorded pre-tax net losses of $6 and $160, respectively, to other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$247	$(25)	$40,222
Time deposits	222,709	-	-	222,709
Long-term investments:
U.S. government and agency securities	$219,993	$131	$(468)	$219,656
	$482,702	$378	$(493)	$482,587

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$30	$-	$20,030
Time deposits	371,754	-	-	371,754
Long-term investments:
Corporate bonds	55,003	-	(399)	54,604
U.S. government and agency securities	209,990	150	(619)	209,521
	$656,747	$180	$(1,018)	$655,909

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 31, 2010
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$391,754	$391,784
Due after one year through five years	264,993	264,125
Total	$656,747	$655,909

6.	Inventories:

	March 31, 2010	December 31, 2010
Finished goods	$92,180	$113,741
Work in process	85,740	88,203
Raw materials and supplies	179,185	240,159
	$357,105	$442,103

7.	Stock-Based Compensation:

In May 2010, we granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $3.25 and $13.70, respectively.

There were 298 and 366 stock options exercised, with a total intrinsic value of $897 and $1,129, during the three and nine month periods ended December 31, 2010, respectively.

8.	Commitments and Contingencies:

We are involved in operating matter disputes, warranty issues, and legal proceedings arising in the normal course of business.  While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome and any adverse results in these or other matters that may arise from time to time may materially impact our financial position, results of operations, or cash flows.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2010, we had no significant outstanding purchase commitments.

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

In July 2007, we received oral notification from EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and the remediation of, New Bedford Harbor in Massachusetts.  The Commonwealth of Massachusetts has adopted the same position.  As indicated below, Aerovox Corporation, a predecessor of AVX, operated a manufacturing facility adjacent to the harbor for many years, and sold the facility to an unrelated third party in 1973.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, to settle claims with EPA and the Commonwealth of Massachusetts for past and future response costs incurred in the assessment and remediation of the harbor, subject to reopener provisions, including a special reopener if certain remediation costs for the site exceeded $130,500.  EPA has indicated that remediation costs through October 22, 2010 were approximately $427,730.  In June 2010, EPA issued a proposal (Draft Fourth Explanation of Significant Differences or “Draft ESD #4”) to alter the existing remedial action plan for the harbor to include the use of a confined aquatic disposal (“CAD”) cell, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage.  AVX filed comments on the proposal recommending that EPA stop ongoing remedial actions and conduct a focused feasibility study of the proposed remedial action plan. In Draft ESD #4, EPA provided future cost estimates under the existing remedial action plan ranging from $413,000 to $464,000, net present value, depending on the level of available annual funding. Alternatively, Draft ESD #4 provided future cost estimates for the proposed remedial action plan ranging from $362,000 to $393,000, net present value, based on certain assumptions.

We have not received complete documentation of past response costs from EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the company can avoid responsibility for all, or some portion, of these costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are investigating the claim as well as potential defenses and other actions, including the use of environmental engineering consultants to study and analyze documentation to be made available by EPA with respect to the site. The potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold the Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility. Agreements between the Company, EPA, the City of New Bedford, and the Commonwealth are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation.  Having performed our own estimates of remediation costs, we accrued $18,200 in the quarter ended March 31, 2009 as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  The remaining amount of that accrual is included in the $18,645 reserved as of December 31, 2010 for all potential environmental liabilities as disclosed below.  The remaining accrual assumes the anticipated performance of certain remedial actions by the other parties. The remaining accrual represents the estimate of our cost to remediate; however, we cannot be certain there will be no additional costs.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed hazardous material to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.  The City of New Bedford has also filed an independent complaint covering the same set of allegations against a broad range of defendants including AVX.

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

We currently have reserved approximately $18,645 at December 31, 2010 related to environmental matters, including those matters specifically described above.  Except for the environmental matters specifically discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any site will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Comprehensive income represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income, pension liability and other post-retirement benefit adjustments, deferred gains and losses resulting from foreign currency translation adjustments, unrealized gains and losses on qualified foreign currency cash flow hedges, unrealized gains and losses on available-for-sale securities and related income tax effects.

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Net income	$40,426	$60,552	$96,348	$180,743
Other comprehensive income (loss):
Pension liability adjustment and other post-retirement benefits adjustment	548	720	2,380	1,446
Foreign currency translation adjustment	(12,025)	(11,190)	27,518	(3,642)
Foreign currency cash flow hedges	(2,569)	(757)	(152)	1,006
Unrealized gain (loss) on available-for-sale securities	489	150	2,259	319
Comprehensive income (loss)	$26,869	$49,475	$128,353	$179,872

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Net sales:
Passive Components	$204,826	$258,579	$575,051	$772,532
KED Resale	105,782	120,745	300,540	384,451
Connectors	24,350	26,538	61,929	76,055
Total	$334,958	$405,862	$937,520	$1,233,038

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Operating profit:
Passive Components	$49,005	$86,663	$120,625	$245,338
KED Resale	6,902	5,993	18,707	24,168
Connectors	3,109	4,765	5,693	14,443
Research & development	(1,720)	(1,854)	(5,220)	(5,526)
Corporate administration	(7,102)	(12,795)	(25,885)	(30,997)
Total	$50,194	$82,772	$113,920	$247,426

	March 31, 2010	December 31, 2010
Assets:
Passive Components	$525,631	$648,188
KED Resale	38,264	55,029
Connectors	39,512	40,552
Research & development	5,136	5,148
Cash, A/R and investments in securities	1,196,777	1,213,001
Goodwill - Passive components	152,124	152,119
Goodwill - Connectors	10,277	10,277
Corporate administration	83,771	97,858
Total	$2,051,492	$2,222,172

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Net sales:
Americas	$103,516	$124,593	$280,173	$384,743
Europe	81,488	96,333	215,338	293,016
Asia	149,954	184,936	442,009	555,279
Total	$334,958	$405,862	$937,520	$1,233,038

11.	Pension Plans:

The following table shows the components of the net periodic pension cost for the three and nine months ended December 31, 2009 and 2010:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2009	2010	2009	2010
Service cost	$96	$113	$205	$123
Interest cost	460	436	1,646	1,570
Expected return on plan assets	(378)	(530)	(1,545)	(1,155)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	145	108	204	362
Net periodic pension cost	$326	$130	$510	$900

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2009	2010	2009	2010
Service cost	$288	$339	$615	$369
Interest cost	1,380	1,308	4,938	4,710
Expected return on plan assets	(1,134)	(1,590)	(4,635)	(3,465)
Amortization of prior service cost	9	9	-	-
Recognized actuarial loss	435	324	612	1,086
Net periodic pension cost	$978	$390	$1,530	$2,700

Based on current actuarial computations, during the nine months ended December 31, 2010, we made contributions of $6,200 to the U.S. plans and $4,408 to the international plans. We expect to make additional contributions of approximately $1,906 to the international plans over the remainder of fiscal 2011.  The U.S. plans do not require additional contributions as they are projected to be fully funded at March 31, 2011.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our Statement of Operations. At March 31, 2010 and December 31, 2010, respectively, the following forward contracts were entered into in order to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

December 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,230	Accrued expenses	$1,964

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2010, net pretax gains of $867 and $6,028, respectively, were recognized in other comprehensive income. In addition, during the three and nine months ended December 31, 2010, net pretax gains of $3,726 and $6,578, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pre tax losses of $1,920 and $1,935, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the nine months ended December 31, 2010 and 2009, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency balance sheet exposures with respect to the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset the remeasurement gains and losses. At March 31, 2010 and December 31, 2010, respectively, we had the following forward contracts that were entered into in order to hedge against these exposures.

March 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

December 31, 2010	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$688	Accrued expenses	$1,220

For these derivatives not designated as hedging instruments, during the three and nine months ended December 31, 2010, gains of $766 and $2,231, respectively, on hedging contracts were recognized in other income (expense) which partially offset the zero and $990, respectively, in exchange losses recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2010 and December 31, 2010, we had outstanding foreign exchange contracts with notional amounts totaling $219,687 and $255,132, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Subsequent Event:

On February 2, 2011, our Board of Directors declared a $0.055 dividend per share of common stock with respect to the quarter ended December 31, 2010.  The dividend will be paid to stockholders of record on February 18, 2011 and will be disbursed on March 7, 2011.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  During the nine month period ended December 31, 2010, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

We are a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  We are organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by us.  The Connectors segment consists primarily of automotive, telecom and memory connectors manufactured by AVX Interconnect.

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

Results of Operations - Three Months Ended December 31, 2010 and 2009

Net income for the quarter ended December 31, 2010 was $60.6 million, or diluted earnings per share of $0.36, compared to $40.4 million, or $0.24 diluted earnings per share, for the quarter ended December 31, 2009. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended December 31,
	2009	2010
Net Sales	$334,958	$405,862
Gross Profit	76,094	114,597
Operating Income	50,194	82,772
Net Income	40,426	60,552
Diluted Earnings per Share	$0.24	$0.36

Net sales in the three months ended December 31, 2010 increased $70.9 million, or 21.2%, to $405.9 million compared to $335.0 million in the three months ended December 31, 2009. This increase is a result of higher volume across all of the markets we serve, reflecting an improvement in global demand driven by improved economic conditions and increased demand for more sophisticated electronic devices requiring increased electrical component content. Devices like smart phones, automobiles and tablet pc’s require more, and more functional, components as new models are designed. Supply chain inventory levels increased during the quarter as distributor customers and product manufacturers increased inventory purchases to meet the increased demand in the market. Overall sales prices for our commodity components increased during this third quarter when compared to the same period last year as a result of increased demand in the marketplace and a general tight supply situation.

The table below represents product group revenues for the three-month periods ended December 31, 2009 and December 31, 2010.

Sales Revenue	Three Months Ended December 31,
$(000's)	2009	2010
Ceramic Components	$43,385	$48,690
Tantalum Components	72,286	110,865
Advanced Components	89,155	99,025
Total Passive Components	204,826	258,580
KDP and KKC Resale	85,387	105,977
KEC Resale	20,395	14,767
Total KED Resale	105,782	120,744
AVX Interconnect	24,350	26,538
Total Revenue	$334,958	$405,862

Passive Component sales increased $53.8 million, or 26.2%, to $258.6 million in the three months ended December 31, 2010 compared to sales of $204.8 million during the same quarter last year. The sales increase in Passive Components reflects the overall improvement in global markets as both consumers and manufacturers increased spending compared to the same period last year. Compared to the same period last year, we saw improvement in all the markets that we serve as the demand by consumers and manufacturers for more sophisticated electronic devices requiring increased electrical component content increased. Higher revenues from Advanced Components reflect the increased demand primarily in the telecommunications, networking and automotive markets resulting from improved economic conditions and Advanced Component requirements. The increase in sales of Tantalum Components reflects higher average selling prices, and along with the increase in sales of Ceramic Components, reflect an increase in demand for these components as customers increased production in response to the improved demand for electronic devices. The increase in demand resulted from the overall improvement in global economic conditions and a general tight supply situation when compared to the same period last year.

KDP and KKC Resale sales increased 24.1% to $106.0 million in the three months ended December 31, 2010 compared to $85.4 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended December 31, 2010 is primarily attributable to an increase in unit sales volume in the Asian region due to higher end user demand for electronic devices, particularly in the telecommunications market, resulting from an improvement in global economic conditions when compared to the same period last year.

Total AVX Interconnect manufactured sales increased 8.9% while the KEC Resale connector sales, decreased 27.6% in the three months ended December 31, 2010, respectively, compared to the same period last year.  This AVX Interconnect sales increase was due to an increase in the automotive and telecommincations products sectors in Europe and the U.S., while the decrease in KEC Resale sales was primarily attributable to a decrease in demand for those products in the Asian market for products in the telecommunications products sector.

Our sales to independent electronic distributor customers represented 41.4% of total sales for the three months ended December 31, 2010, compared to 39.1% for the three months ended December 31, 2009. We believe overall distributor inventories increased during this quarter as distributor customers increased their inventory purchases to meet the increased demand for electronic component products to satisfy the improved market environment when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $8.9 million, or 5.1% of gross sales to distributor customers, for the three months ended December 31, 2010 and $8.1 million, or 5.8% of gross sales to distributor customers, for the three months ended December 31, 2009. Applications under such programs for the quarters ended December 31, 2010 and 2009 were approximately $8.9 million and $7.7 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions: 23.3% in Asia, 18.2% in Europe and 20.4% in the Americas. The increases in these regions were reflective of the increased demand for electronic products due to the improvement in the overall global market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $7.4 million when compared to the same period last year.

Gross profit margin in the three months ended December 31, 2010 was 28.2% of sales, or $114.6 million, compared to a gross profit margin of 22.7%, or $76.1 million, in the three months ended December 31, 2009. This overall increase is primarily attributable to higher sales and an improved product mix with higher average selling prices resulting from the overall improvement in global economic conditions and demand for more sophisticated electronic devices requiring higher value electronic components.  The improved gross margin percentage reflects our focus on higher-margin, value-added products in addition to leverage from higher manufacturing volumes and productivity improvements.  During the quarter ended December 31, 2009, we recorded a $5.0 million reduction in cost of sales related to a vendor settlement partially offset by $1.5 million of restructuring charges. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact of approximately $10.0 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the three months ended December 31, 2010 were 7.8% of net sales, or $31.8 million, compared to 8.6% of net sales, or $28.9 million, in the three months ended December 31, 2009.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same period last year.

During the quarter ended December 31, 2009, we recorded $1.0 million of restructuring charges and a gain on the sale of corporate assets of $3.0 million included in other operating income.

As a result of the above factors, income from operations increased $32.6 million to $82.8 million in the three months ended December 31, 2010 compared to $50.2 million in the three months ended December 31, 2009.

Other income increased $2.0 million to $2.5 million in the three months ended December 31, 2010 compared to $0.5 million in the same period last year. This increase is primarily due to favorable foreign currency gains.

Our effective tax rate for the period ended December 31, 2010 was 29.0% compared to 20.3% for the same period last year. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $3.5 million of recapture will expire in the current fiscal year compared to $16.6 million during the fiscal year ending March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year.

Results of Operations – Nine Months Ended December 31, 2010 and 2009

Net income for the nine months ended December 31, 2010 was $180.7 million, or diluted earnings per share of $1.06, compared to $96.3 million, or $0.57 diluted earnings per share, for the nine months ended December 31, 2009. This increase is a result of the factors set forth below.

in thousands, except per share data	Nine Months Ended December 31,
	2009	2010
Net Sales	$937,520	$1,233,038
Gross Profit	194,972	339,621
Operating Income	113,920	247,426
Net Income	96,348	180,743
Diluted Earnings per Share	$0.57	$1.06

Net sales in the nine months ended December 31, 2010 increased $295.5 million, or 31.5%, to $1,233.0 million compared to sales of $937.5 million in the nine months ended December 31, 2009.  This increase is a result of higher volumes across all of the markets we serve, reflecting an improvement in global demand when compared to the same period last year. Supply chain inventory levels increased during the nine months ended December 31, 2010 as distributor customers and product manufacturers increased inventory purchases to meet the increased demand in the market. For the same reason, overall sales prices for our Tantalum Components increased during the first nine months of the current fiscal year when compared to the same nine-month period last year as a result of the increased demand in the marketplace and a general tight supply situation.

The table below represents product group revenues for the nine-month periods ended December 31, 2009 and December 31, 2010.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2009	2010
Ceramic Components	$104,129	$164,239
Tantalum Components	200,566	303,829
Advanced Components	270,356	304,465
Total Passive Components	575,051	772,533
KDP and KKC Resale	243,371	332,423
KEC Resale	57,169	52,027
Total KED Resale	300,540	384,450
AVX Interconnect	61,929	76,055
Total Revenue	$937,520	$1,233,038

Passive Component sales increased $197.5 million, or 34.3%, to $772.5 million in the nine months ended December 31, 2010 compared to sales of $575.1 million during the same period last year. The sales increase in Passive Components reflects the overall improvement in global markets as both consumers and manufacturers increased spending compared to the same nine-month period last year. Compared to the same nine-month period last year, we saw improvement in all the markets that we serve as the demand by consumers and manufacturers increased for more sophisticated electronic devices requiring increased electrical component content. Higher revenues from Advanced Components reflect the increased demand primarily in the telecommunications, industrial, networking, and automotive markets resulting from the improved economic conditions. The increase in sales of Ceramic and Tantalum Components reflects an increase in the volume of units sold in response to the improved demand for electronic devices resulting from the overall improvement in global economic conditions in addition to higher average selling prices reflective of the more sophisticated components required in more functional end market products.  Sales prices also increased for Tantalum Products resulting from a general tight supply situation when compared to the nine months ended December 31, 2009.

KDP and KKC Resale sales increased 36.6% to $332.4 million in the nine months ended December 31, 2010 compared to $243.4 million during the same period last year. When compared to the same period last year, the increase during the nine months ended December 31, 2010 is primarily attributable to an increase in the automotive and telecommunications products sectors resulting from the improved global economic conditions when compared to the same nine month period in the prior year.

Total AVX Interconnect manufactured sales increased 22.8% while the KEC Resale connector sales decreased 9.0% in the nine months ended December 31, 2010, respectively, compared to the same period last year.  The AVX Interconnect sales increase was due to an increase in the automotive and telecommunications products sectors in Europe and the U.S., while the decrease in KEC Resale sales was primarily attributable to a decrease in demand for those products in the Asian market for products in the telecommunications product sector.

Our sales to independent electronic distributor customers represented 42.4% of total sales for the nine months ended December 31, 2010, compared to 38.0% for the nine months ended December 31, 2009. Overall distributor inventories increased as distributor customers increased their inventory purchases during the nine months ended December 31, 2010 to meet the increased demand for electronic component products to satisfy the improved market environment when compared to the same nine month period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $25.5 million, or 4.9% of gross sales to distributor customers, for the nine months ended December 31, 2010 and $23.1 million, or 6.1% of gross sales to distributor customers, for the nine months ended December 31, 2009. Applications under such programs for the nine months ended December 31, 2010 and 2009 were approximately $23.0 million and $22.0 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions: 36.1% in Europe, 25.6% in Asia and 37.3% in the Americas. The increases in these regions were reflective of the increased demand for electronic products due to the improvement in the overall global market. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $16.4 million when compared to the same nine month period last year.

Gross profit in the nine months ended December 31, 2010 was 27.5% of sales, or $339.6 million compared to a gross profit margin of 20.8%, or $195.0 million, in the nine months ended December 31, 2009. This overall increase is primarily attributable to higher sales and an improved product mix with higher average selling prices resulting from the overall improvement in global economic conditions.  The improved gross margin percentage reflects our focus on higher margin value-added products in addition to leverage from higher manufacturing volumes and productivity improvements.  During the nine month period ended December 31, 2009, we recorded a $5.0 million reduction in cost of sales related to a vendor settlement partially offset by $2.8 million of restructuring charges. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact of approximately $20.2 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the nine months ended December 31, 2010 were $92.2 million, or 7.5% of net sales, compared to $84.0 million, or 9.0% of net sales, in the nine months ended December 31, 2009.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same period last year.

During the nine month period ended December 31, 2009, we recorded $1.7 million of restructuring charges and a gain on the sale of corporate assets of $3.0 million included in other operating income.

As a result of the above factors, income from operations increased $133.5 million to $247.4 million in the nine months ended December 31, 2010 compared to $113.9 million in the nine months ended December 31, 2009.

Other income increased $2.1 million to $7.1 million in the nine months ended December 31, 2010 compared to $5.0 million in the same period last year. This increase is primarily due to higher net currency exchange gains partially offset by lower interest income resulting from lower overall returns on cash and securities investment balances for the first nine months of this fiscal year when compared to the same nine month period last year. In addition, other income for the nine months ended December 31, 2009 included a charge of $0.4 million due to the decline in value of available-for-sale securities.

Our effective tax rate for the nine-month period ended December 31, 2010 was 29.0% compared to 19.0% for the same period last year. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period from 15 to 5 years. As a result, $3.5 million of recapture will expire in the current fiscal year compared to $16.6 million during the fiscal year ended March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging in spite of the recent rebound in consumer and industrial market demand, which has resulted in increased global demand for our electronic component products.  Near-term results for us will depend on overall global economic conditions and their impact on the markets that we serve.  We expect to see typical selling-price pressure in the markets we serve as electronic component product supply comes more in balance with demand as well as higher costs for materials, supplies, and utilities.  We continue to focus on productivity and process improvements in conjunction with enhanced production capabilities, in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current signs of global economic recovery do not materialize, the overall impact on our customers, as well as end users demand for electronic products could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of December 31, 2010, we had a current ratio of 6.9 to 1, $996.6 million of cash, cash equivalents and short-term and long-term investments in securities, $2.0 billion of stockholders' equity and no debt.

Net cash provided by operating activities was $125.7 million for the nine months ended December 31, 2010 compared to $187.7 million of cash provided by operating activities for the nine months ended December 31, 2009. The decrease in cash flow from operating activities compared to the same period last year was primarily a result of increases in accounts receivable and inventory purchases resulting from higher sales and increased demand, partially offset by higher accounts payable and income taxes payable.

Purchases of property and equipment were $19.2 million during the first nine months of fiscal 2011 compared to $22.1 million during the first nine months of fiscal 2010. Expenditures for both periods were primarily in connection with the expansion of passive component manufacturing operations in lower cost regions, process improvements in passive component product lines and expansion of production of certain advanced component and connector product lines.  The carrying value for our equipment reflects the use of the accelerated double-declining balance method to compute depreciation expense for machinery and equipment.  We continue to make strategic investments in our advanced passive component and connector products and expect to incur capital expenditures of approximately $30 million in fiscal 2011.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2010, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of December 31, 2010, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases for the next twelve months.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2010, we did not have any significant delivery contracts outstanding.

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

We currently have environmental reserves for environmental remediation, compliance and related legal costs totaling $18.6 million at December 31, 2010.  Additional information related to environmental and other legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of its common stock during the quarter.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)(2)
10/01/10 - 10/31/10	-	$-	-	7,296,253
11/01/10 - 11/30/10	128,689	14.65	128,689	7,167,564
12/01/10 - 12/31/10	24,900	14.76	24,900	7,142,664
Total	153,589	$14.66	153,589	7,142,664

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2011.

31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2011.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 8, 2011

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary