Form 10-K
period 2011-03-31
AVX Corp
filed 2011-05-20
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Based on the closing sales price of $13.82 on September 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $664,404,615.

As of May 2, 2011, there were 170,175,137 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2011, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 4.	Removed and Reserved . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . .	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . .	34
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .	34
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . .	36
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . .	36
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36
Part IV

Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		39

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995
The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for fiscal 2012 overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

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

We are organized by product line with five main product groups.  Our reportable segments are based on the types of products from which we generate revenues.  We have three reportable segments:  Passive Components, Kyocera Electronic Devices ("KED Resale") and Interconnect.  The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Component reportable segment.  Segment revenue and profit information is presented in Note 14 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Interconnect segment consists primarily of AVX Interconnect (formerly Elco) automotive, telecom and memory connectors manufactured by AVX.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

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

Our principal strategic advantages include:

Creating Technology Leadership. We have research and development locations in the United States, United Kingdom, Czech Republic, France and Israel. We developed numerous new products and product extensions during fiscal 2011 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers as consumers and business demand more advanced electronic solutions to manage their everyday lives and businesses.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $101 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as China, El Salvador, Malaysia, Mexico and the Czech Republic.

Globally Coordinating our Marketing, Distribution and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 19 manufacturing facilities are located in 10 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 63% of our net sales in fiscal 2011.  KDP and KKC Resale represented approximately 27%, and Connectors, including KEC Resale Connectors, represented approximately 10% of our net sales in fiscal 2011.  The table below presents revenues for fiscal 2009, 2010 and 2011 by product group.  Financial information concerning our Passive Components, KED Resale, Interconnect and Research and Development segments is set forth in Note 14 to the consolidated financial statements elsewhere herein.
	Years Ended March 31,
Sales revenue (in thousands)	2009	2010	2011
Ceramic Components	$165,740	$155,059	$211,998
Tantalum Components	268,326	280,991	419,792
Advanced Components	434,039	369,811	410,110
Total Passive Components	868,105	805,861	1,041,900
KDP and KKC Resale	354,258	338,701	440,050
KEC Resale Connectors	76,209	73,973	66,088
Total KED Resale	430,467	412,674	506,138
Interconnect	91,041	86,431	105,138
Total Revenue	$1,389,613	$1,304,966	$1,653,176

  Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $91.2 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and ceramic capacitors are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 61% of our passive component net sales in fiscal 2011.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors and varistors.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 39% of passive component net sales in fiscal 2011.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera. Sales of these products accounted for approximately 39% of net sales in fiscal 2011.

Interconnect

We manufacture and sell high-quality electronic connectors and inter-connect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market with applications throughout a vehicle including engine control, transmission control, audio, brakes, and the quickly evolving stability and safety control system.  We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets. We have invested approximately $7.5 million in facilities and equipment over the past three years as we continue to focus on new product development and enhance our production capabilities for our Interconnect business. Approximately 39% of combined manufactured and resale connector net sales in fiscal 2011 consisted of connectors manufactured by Kyocera.

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

Approximately 31%, 25% and 44% of our net sales for fiscal 2011 were to our customers in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 14 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

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

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and independent electronic component distributors.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEM, EMS and electronic component distributor customers.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2009, 2010 and 2011.   Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $159 million at March 31, 2009, $292 million at March 31, 2010 and $350 million at March 31, 2011.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns and product delivery lead times in the industry. Accordingly, the backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as orders from these arrangements are not typically reflected in backlog.

Research, Development and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. We coordinate our research and development activities from our facility at Headquarters with staff at other facilities located in the United States, United Kingdom, Czech Republic, Israel and France.

Our research and development effort and also operational level engineering effort place a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $31 million, $25 million and $24 million during fiscal 2009, 2010 and 2011, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

Competition

Markets for our products are highly competitive.  We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery and price.  We believe we are competitively positioned on each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd, TDK Corporation, KEMET Corporation, NEC Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electro-Mechanics and Vishay Intertechnology, Inc.  Our major competitors for certain electronic connector products are Tyco Electronics, Amphenol, Molex Incorporated, FCI and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2011, we employed approximately 11,200 full-time employees.  Approximately 1,700 of these employees are employed in the United States.  Of the employees located in the United States, approximately 400 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with sites at which remediation is required.  Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

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

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.  The EPA has indicated that remediation costs through October 22, 2010 were approximately $427.7 million, not all of which is subject to the reopener provisions. In March 2011, the EPA issued the Fourth Explanation of Significant Differences (EDS #4) that explains the planned changes to the existing remedial action plan for the harbor to include the use of confined aquatic disposal (CAD) cells, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage. ESD #4 provides future cost estimates under the new remedial action plan (in addition to cost incurred to date) ranging from $362 million to $401 million, net present value, based on certain assumptions.

 We have not received complete documentation of past response costs from EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications.  We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company. We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts regarding the remediation plan and to explore options for resolution of the matter.  We are continuing to investigate the claim as well as potential defenses and other actions with respect to the site. In light of the foregoing, the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Agreements between EPA, the Commonwealth of Massachusetts, the City of New Bedford, and AVX are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation pursuant to the federal law. Agreements with the state regulatory authorities have yet to be concluded. Based on our estimate of remediation costs, we accrued $18.2 million in the quarter ended March 31, 2009 (which amount, less monies spent, is included in the $24.6 million reserved as of March 31, 2011 for potential environmental liability as discussed below) as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. Our accrual represents the estimate of our costs to remediate; however, until all public comment periods have expired and EPA has reviewed such comments, the agreements are finalized, and the remediation is complete, we can not be certain there will be no additional costs.

During fiscal 2011, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford as well as a parallel case brought by the City of New Bedford containing substantially the same allegations.  These cases relate to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of unspecified costs.  This suit has now been resolved. Such resolution did not have a material impact on our results of operations or cash flows.

In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008, currently pending in South Carolina State Court, by John H. Nance and JDS Development of Myrtle Beach, Inc.    We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the potential impact of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

We have reserves of approximately $24.6 million at March 31, 2011 related to these various environmental matters discussed above. During the quarter ended March 31, 2011, we accrued $6.5 million based on our estimate of remediation costs related to the property adjacent to our South Carolina factory.   Except for the matters discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on our financial condition, results of operations or cash flows.

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

The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics
•	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Compensation Committee Charter
•	Equity Compensation Committee Charter
•	Special Advisory Committee Charter
•	Contact the Board – Whistleblower and Ethics Hotline Procedures

To review these documents, go to our website, click on “Corporate Information”, then on “Corporate Governance”.

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the executive officers of the Company as of March 31, 2011:

Name	Age	Position
John S. Gilbertson	67	Chief Executive Officer and President
C. Marshall Jackson	62	Executive Vice President of Sales and Marketing
Peter Venuto	58	Vice President of Sales
Carl L. Eggerding	61	Vice President, Chief Technology Officer
Kurt P. Cummings	55	Vice President, Chief Financial Officer, Treasurer and Secretary
Keith Thomas	57	Vice President, President of Kyocera Electronic Devices
Peter Collis	59	Vice President of Tantalum Products
John Sarvis	61	Vice President of Ceramic Products
John Lawing	60	Vice President of Advanced Products
Kathleen Kelly	57	Vice President of Human Resources

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

Kathleen Kelly

Vice President of Human Resources since 2010. Prior to the acquisition of American Technical Ceramics by the Company in 2007, served as Vice President – Administration and as Corporate Secretary of American Technical Ceramics from November 1989.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate.  Discussion about the important operational risks that our businesses encounter can also be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  We wish to caution the reader that the following important risk factors and those factors described elsewhere in this report or other documents that we file or furnish to the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  Below, we have described our current view of certain important strategic risks.  These risks are not presented in order of importance or probability of occurrence.  Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

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

We must consistently reduce costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing, logistics operations and enhance operations in low cost labor markets, we have incurred restructuring costs in the past and could incur restructuring costs in the future in response to changes in global economic and market conditions.  If we are unsuccessful in implementing restructuring or other cost reduction plans, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our business, financial condition and operating results.

We attempt to improve profitability by operating in countries in which manufacturing costs are lower; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions.  In addition, as we implement transfers of certain of our operations, we may experience strikes or other types of unrest as a result of lay-offs or termination of our employees in higher-cost countries.

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

Changes in regulatory and environmental compliance obligations of critical suppliers may adversely impact our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. We use many of these materials in our production processes.  If the rules are adopted as proposed, in order to be able to accurately report our compliance with Section 1502, we may have to perform supply chain due diligence, third party verification and possibly private sector audits on the sources of these metals – all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials and in satisfying the final disclosure requirements when finalized by the SEC.

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

Our operating results may be adversely affected by foreign operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other circumstances existing in foreign countries in which we operate.  International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters including earthquake, tsunami and typhoon.  Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products.  There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Changes in global geopolitical and general economic conditions and other factors beyond our control may adversely impact our business

The following factors beyond our control could adversely impact our business:

•	A global economic slowdown in any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including but not limited to armed conflict and trade wars that could impact us, or our customers’ production capabilities.

•
Unforeseen interruptions to our business with our significant customers and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, environmental disruptions, natural disasters, or inventory excesses.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances have automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $44.2 million in fiscal 2009, $28.9 million in fiscal 2010 and $27.5 million in fiscal 2011.

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

Virtually all of our manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (PC) and interconnect products (CP).  The following is a list of our facilities, their approximate square footage, whether they are leased or owned and a description of their use.

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	300,000	Owned	Headquarters/Manufacturing/Warehouse
Myrtle Beach, SC	500,000	Owned	Manufacturing/Warehouse/Research — PC — CP

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	73,600	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC
Atlanta, GA	49,000	Leased	Office/Warehouse — PC — CP
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	500,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	55,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	276,000	Owned	Manufacturing — PC — CP

Uherske Hradiste, Czech Republic	65,000	Leased	Manufacturing/Warehouse — CP — PC
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	115,000	Owned	Manufacturing — CP
Juarez, Mexico	116,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5.4 million in compensatory damages, exclusive of unspecified costs.  This suit has now been resolved. Such resolution did not have a material impact on our results of operations or cash flows.

In addition, two other suits have been filed against the Company relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008, currently pending in South Carolina State Court, by John H. Nance and JDS Development of Myrtle Beach, Inc.   We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the potential impact of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

During fiscal 2011, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford as well as a parallel case brought by the City of New Bedford containing substantially the same allegations.  These cases relate to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time

See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX".  At May 2, 2011, there were approximately 382 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2010 and March 31, 2011.  On May 19, 2011, our Board of Directors declared a $0.055 dividend per share of common stock with respect to the quarter ended March 31, 2011.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.
	Common Stock Price Range				Dividends Declared
	2010		2011		Per Share
	High	Low	High	Low	2010	2011
First Quarter	$10.63	$9.01	$15.56	12.82	$0.0400	$0.0450
Second Quarter	12.44	9.54	14.43	12.16	0.0400	0.0450
Third Quarter	12.95	11.04	15.80	13.67	0.0400	0.0450
Fourth Quarter	14.42	11.66	16.24	14.68	0.0450	0.0550

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2006 to the end of fiscal year 2011, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

Cumulative Total Return
	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11
AVX -NYSE	$100	$87	$74	$53	$84	$90
S & P 500	$100	$112	$106	$66	$98	$114
Peer Group	$100	$94	$58	$19	$58	$117

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2011, of equity securities that are registered pursuant to Section 12 of the Exchange Act:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/11 - 1/31/11	-	$-	-	7,142,664
2/1/11 - 2/28/11	15,000	15.75	15,000	7,127,664
3/1/11 - 3/31/11	10,533	14.98	10,533	7,117,131
Total	25,533	$15.43	25,533	7,117,131

(1)	Our Board of Directors have approved stock repurchase authorizations whereby up to 15,000,000 shares of common stock could be purchased from time to time at the discretion of management.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2011.  The selected consolidated financial data for the five fiscal years ended March 31, 2011 are derived from AVX's audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
Selected Financial Data
(in thousands, except per share data)
Years Ended March 31,	2007	2008	2009	2010	2011
Operating Results Data:
Net sales	$1,498,495	$1,619,275	$1,389,613	$1,304,966	$1,653,176
Cost of sales	1,201,337	1,328,491	1,158,196	1,027,368	1,195,790
Vendor settlement	-	-	-	(5,000)	-
Restructuring charges	-	2,421	15,123	4,397	-
Gross profit	297,158	288,363	216,294	278,201	457,386
Selling, general and administrative expenses	116,482	126,848	121,897	108,527	123,887
Environmental charges	-	-	18,200	-	8,575
Restructuring charges	-	-	3,504	2,509	-
In-process research and development charge	-	390	-	-	-
Other operating income	-	-	(4,051)	(3,519)	-
Profit from operations	180,676	161,125	76,744	170,684	324,924
Interest income	40,033	43,226	21,112	7,120	6,569
Interest expense	-	(456)	(139)	(111)	-
Other, net	(3,143)	(530)	(578)	(1,336)	2,766
Income before income taxes	217,566	203,365	97,139	176,357	334,259
Provision for income taxes	63,701	53,892	16,293	33,499	90,256
Net income	$153,865	$149,473	$80,846	$142,858	$244,003
Income per share:
Basic	$0.89	$0.87	$0.47	$0.84	$1.44
Diluted	$0.89	$0.87	$0.47	$0.84	$1.43
Weighted average common shares outstanding:
Basic	172,047	171,487	170,616	170,247	170,025
Diluted	172,751	172,065	170,689	170,274	170,390
Cash dividends declared per common share	$0.15	$0.16	$0.16	$0.16	$0.19

As of March 31,	2007	2008	2009	2010	2011
Balance Sheet Data:
Working capital	$1,214,035	$1,156,689	$983,102	$1,123,085	$1,366,450
Total assets	1,899,536	2,109,078	1,872,529	2,051,492	2,319,482
Stockholders' equity	1,635,279	1,829,351	1,669,753	1,801,007	2,039,417

Years Ended March 31,	2007	2008	2009	2010	2011
Other Data:
Capital expenditures	$51,881	$70,886	$44,205	$28,888	$27,470
Research, development and engineering expenses	29,397	35,465	31,477	24,667	23,683

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Electronic components and connector products manufactured by AVX are used in virtually all types of electronic products, including those in consumer electronics, telecommunications, automotive military/aerospace, medical, computer and industrial markets.  The Company has five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Interconnect and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2011 were $1,653.2 million with net income of $244.0 million compared to consolidated revenues of $1,305.0 million with net income of $142.9 million for the fiscal year ended March 31, 2010. During fiscal 2011 and 2010, we saw strong demand momentum throughout both years as the overall global economy recovered from the global economic recession that began during the second half of fiscal 2009 and continued into early fiscal 2010. Supply chain inventory levels improved throughout fiscal 2011 as customers replenished inventories to meet the increased demand for electronic components.  Overall sales prices for our commodity component products remained relatively stable during the fiscal year as increasing demand and a favorable pricing environment helped to moderate typical pricing declines. We continue to proactively take actions to manage our production output and tightly control our cost structure to help offset rising energy and material costs.  As a result, gross margins have remained at historically high levels.

In fiscal 2011, we generated operating cash flows of $152.1 million.  We used cash generated from operations for strategic purchases of certain raw materials, thereby improving our competitive position and to fund capital expenditures, fund other working capital needs, repurchase shares of our common stock, which are held as treasury stock, and pay increased dividends. We have approximately $1 billion of cash, cash equivalents and securities investments and no debt as of March 31, 2011.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development and engineering in order to provide our customers with new generations of passive component and connector product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices such as smart phones, tablets and renewable energy products that are manufactured by our customers.  As a result, we have continued our focus on value-added advanced products and connectors to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces and offset rising costs of energy and raw materials.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies and rationalizing our production capabilities around the world.  We believe that this philosophy will enable us to adapt quickly and benefit as market conditions change and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With unpredictable global geopolitical and economic conditions, we are uncertain what to expect from fiscal 2012 despite the rebound in consumer and industrial market demand in fiscal 2011 resulting in improving global demand for our electronic component products. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and its impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve as electronic component product supply comes more in balance with demand.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2011 compared to Year Ended March 31, 2010

Net sales for the fiscal year ended March 31, 2011 were $1,653.2 million compared to $1,305.0 million for the fiscal year ended March 31, 2010.

The table below represents product group revenues for the fiscal years ended March 31, 2009, 2010 and 2011.
	Years Ended March 31,
Sales revenue (in thousands)	2009	2010	2011
Ceramic Components	$165,740	$155,059	$211,998
Tantalum Components	268,326	280,991	419,792
Advanced Components	434,039	369,811	410,110
Total Passive Components	868,105	805,861	1,041,900
KDP and KKC Resale	354,258	338,701	440,050
KEC Resale Connectors	76,209	73,973	66,088
Total KED Resale	430,467	412,674	506,138
Interconnect	91,041	86,431	105,138
Total Revenue	$1,389,613	$1,304,966	$1,653,176

Passive Component sales were $1,041.9 million for the fiscal year ended March 31, 2011 compared to $805.9 million during the fiscal year ended March 31, 2010.  The sales increase in Passive Components reflects the overall improvement in global markets in all regions and virtually all markets and sales channels that began during the second half of fiscal 2010 and continued throughout fiscal 2011. The increase in sales of Ceramic Components reflects an increase in the volume of unit sales and favorable pricing environment resulting from increased demand due to the improved global economy and resulting increased demand for electronic components.  The increase in sales of Tantalum Components is the result of increased demand and a favorable pricing environment for these components as customers increased purchases in response to the improved economic conditions. Increased revenues from Advanced Components reflect the higher demand resulting from the improved global economy and resulting end user demand for electronic component products and concurrent demand for increased functionality in electronic products such as smart phones, tablets and automobiles.

KDP and KKC Resale sales were $440.1 million for the fiscal year ended March 31, 2011 compared to $338.7 million during the fiscal year ended March 31, 2010.  When compared to fiscal 2010, the increase during fiscal 2011 is primarily attributable to an increase in KDP unit sales volume due to higher end user demand, particularly in the telecommunications market, resulting from the improvement in global economic conditions.

Total Interconnect sales, including AVX manufactured and KEC Resale Connectors, were $171.2 million in the fiscal year ended March 31, 2011 compared to $160.4 million during the fiscal year ended March 31, 2010. This increase was primarily attributable to increases in the automotive and telecommunications based product sectors as a result of the improved global economy.

Our sales to independent electronic distributors represented 42% of total net sales for the fiscal year ended March 31, 2011, compared to 39% for fiscal year ended March 31, 2010. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $32.8 million, or 4.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2011 and $29.5 million, or 5.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2010. Applications under such programs for fiscal years ended March 31, 2011 and 2010 were approximately $32.8 million and $ 29.7 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2010, sales for the fiscal year ended March 31, 2011 increased 30.9% in Europe, 28.0% in the Americas and 23.6% in Asia, reflective of higher demand and favorable pricing for products due to the improvement in the global market conditions throughout the fiscal year and the relative strength of the automotive markets in Europe. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales for the year ended March 31, 2011 of approximately $18.1 million when compared to the prior year.

Gross profit in the fiscal year ended March 31, 2011 increased to 27.7% of sales or $457.4 million compared to a gross profit margin of 21.3% of sales or $278.2 million in the fiscal year ended March 31, 2010.  This increase is primarily a result of the increased demand for higher margin value added products, particularly for Tantalum Components, due to end user demand for increased functionality and electronic content increases in end user products such as automobiles, smart phones, tablets, hybrid and electric cars and renewable energy products and concerns about component availability. This increased demand for higher margin value added products in conjunction with improved operating efficiencies and disciplined cost management resulted in higher margins throughout fiscal 2011. During the fiscal year ended March 31, 2011, benefits from higher production volumes and lower operating costs were partially offset by higher raw materials and energy cost. During the fiscal year ended March 31, 2010 we incurred restructuring charges of $4.4 million related to headcount reductions and other charges including those related to facility closures as we realigned production capabilities and reduced operating costs. There were no restructuring charges for the year ended March 31, 2011. During the fiscal year ended March 31, 2010, we also recorded a $5.0 million reduction in cost of sales related to a vendor settlement. In addition, during fiscal 2011 when compared to the prior year, there was a favorable impact on costs of approximately $22.3 million due to currency movement of the U.S. dollar against certain foreign currencies.

Selling, general and administrative expenses for the fiscal year ended March 31, 2011 were $123.9 million, or 7.5% of net sales, compared to $108.5 million, or 8.3% of net sales, for the fiscal year ended March 31, 2010.  The increase in selling, general and administrative expenses was primarily due to higher selling expenses resulting from higher sales.  During the fiscal year ended March 31, 2010, we recorded $2.5 million of restructuring charges primarily related to headcount reductions to reduce ongoing selling, general and administrative expenses.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes and technical innovations, were approximately $23.7 million and $24.7 million in fiscal 2011 and 2010, respectively.  Research and development costs included therein increased in fiscal 2011 to $7.4 million compared to $6.8 million in fiscal 2010.  Engineering expenses decreased $1.5 million to $16.3 million in fiscal 2011 compared to $17.8 million in fiscal 2010.

Profit from operations for the fiscal year ended March 31, 2011 increased $154.2 million to $324.9 million compared to $170.7 million for the fiscal year ended March 31, 2010. In addition to the factors discussed above, during the fiscal year ended March 31, 2011 we recognized $8.6 million for environmental and legal related charges related to the implementation of certain environmental remediation actions in the U.S. Gains of $3.6 million resulting from the sale of excess corporate assets are included in other operating income for the fiscal year ended March 31, 2010.

Other income increased $3.6 million to $9.3 million in fiscal 2011 compared to $5.7 million in fiscal 2010. This increase is attributable to net foreign currency gains of approximately $1.7 million in fiscal 2011 compared to net foreign currency losses of $1.6 million in fiscal 2010, partially offset by a decrease in interest income of approximately $0.6 million resulting from lower return rates on investment balances when compared to the prior fiscal year. Included in other income for the fiscal year ended March 31, 2010 are impairment charges related to the decline in market value of certain available-for-sale securities of $0.4 million.

The effective tax rate for the fiscal year ended March 31, 2011 was 27.0% compared to an effective tax rate of 19.0% for the fiscal year ended March 31, 2010. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period for such foreign branch losses from 15 to 5 years. As a result, $3.6 million of recapture expired in the current fiscal year compared to $16.6 million during the fiscal year ended March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year partially offset by a one-time tax benefit of $2.2 million attributable to an increase in available U.S. foreign tax credits relating to one of our European operations.  We estimate a further reduction in deferred tax liabilities of $3.2 million during the fiscal year ending March 31, 2012 as the recapture period related to foreign branch losses deducted in certain prior years expire.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2011 was $244.0 million compared to $142.9 million for the fiscal year ended March 31, 2010.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

Net sales for the fiscal year ended March 31, 2010 were $1,305.0 million compared to $1,389.6 million for the fiscal year ended March 31, 2009.

Passive Component sales were $805.9 million for the fiscal year ended March 31, 2010 compared to $868.1 million during the fiscal year ended March 31, 2009.  The sales decrease in Passive Components reflects the overall decline in global markets particularly during the first half of fiscal 2010 resulting from the financial crisis as both consumers and manufacturers reduced spending. Lower demand particularly in the consumer electronics, telecom, industrial equipment and automotive markets was partially offset by improving medical and military markets. Lower revenues from Advanced Components reflect the lower demand primarily in the semiconductor and medical equipment businesses resulting from the decline in global economic conditions.  The decrease in sales of Ceramic Components reflects a decrease in the volume of unit sales, a higher mix of commodity priced components and a moderate decrease in average selling prices.  The increase in sales of Tantalum Components is the result of increased demand for these components as customers increased purchases in response to the improved economic conditions during the second half of the fiscal year as well as improved medical and military activity.

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

Total Interconnect sales, including AVX manufactured and KEC Resale Connectors, were $160.4 million in the fiscal year ended March 31, 2010 compared to $167.3 million during the fiscal year ended March 31, 2009. This decrease was primarily attributable to a decrease in the telecommunications based product sectors as a result of the adverse economy, particularly in the first half of fiscal 2010. This decrease was slightly offset by increases in sales volume related to production demand for automotive electronics when compared to the prior year.

Our sales to independent electronic distributors represented 39% of total net sales for the fiscal year ended March 31, 2010, compared to 36% for fiscal year ended March 31, 2009. This increase is primarily attributable to improved global economic conditions during the second half of fiscal 2010.  However, in spite of the improving global economy, our distributor customers remained cautious and limited their intake of inventory and maintained lower inventory levels. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $29.5 million, or 5.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2010 and $38.5 million, or 7.2% of gross sales to distributor customers, for the fiscal year ended March 31, 2009. Applications under such programs for fiscal years ended March 31, 2010 and 2009 were approximately $29.7 million and $39.1 million, respectively.

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

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2010 was $142.9 million compared to $80.8 million for the fiscal year ended March 31, 2009.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2011, we had a current ratio of 6.8 to 1, $1,006.3 million of cash, cash equivalents and investments in securities, $2,039.4 million of stockholders' equity and no debt.

Net cash from operating activities was $152.1 million for the fiscal year ended March 31, 2011, compared to $200.5 million for the fiscal year ended March 31, 2010 and $65.0 million for the fiscal year ended March 31, 2009.  The decrease in fiscal 2011 is primarily the result of higher inventory balances due to strategic purchase of certain raw materials and other net changes in working capital to support revenue growth.

Purchases of property and equipment were $27.5 million in fiscal 2011, $28.9 million in fiscal 2010 and $44.2 million in fiscal 2009. Expenditures primarily related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. We continue to make strategic capital investments in our advanced and specialty passive component and interconnect products and expect to incur capital expenditures of approximately $60 million in fiscal 2012.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

Our funding is internally generated through operations and investment income from cash and investments in securities. We have assessed the condition of the current global credit market on our current business and believe that based on the financial condition of the Company as of March 31, 2011, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2009, 2010 and 2011, dividends of $27.3 million, $27.2 million and $32.3 million, respectively, were paid to stockholders.

On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock. On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2011, there were 7,117,131 shares that may yet be repurchased under this program.

We purchased 1,123,672 shares at a cost of $11.4 million during fiscal 2009, 321,969 shares at a cost of $3.7 million during fiscal 2010 and 445,528 shares at a cost of $6.2 million during fiscal 2011.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2011, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $6.9 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $14.7 million to our defined benefit plans during the year ended March 31, 2011 and estimate that we will make contributions of approximately $7.8 million during the fiscal year ending March 31, 2012.  We have unfunded actuarially computed pension liabilities of approximately $18.5 million related to these defined benefit pension plans as of March 31, 2011.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2011, were approximately $18.5 million.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently modified to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  Agreements between EPA, the Commonwealth of Massachusetts, the City of New Bedford, and AVX are now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation pursuant to the federal law. Agreements with the state regulatory authorities have yet to be concluded. Based on our estimate of remediation costs, we accrued $18.2 million in the quarter ended March 31, 2009 (which amount, less monies spent, is included in the $24.6 million reserved as of March 31, 2011 for potential CERCLA liability as discussed below) as an estimate of our potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. Our accrual represents the estimate of our costs to remediate; however, until all public comment periods have expired and EPA has reviewed such comments, the agreements are finalized, and the remediation is complete, we can not be certain there will be no additional costs. See Note 11 to our consolidated financial statements elsewhere herein for further discussion related to our potential liability related to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.

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

We currently have environmental reserves for current remediation, compliance and legal costs totaling $24.6 million at March 31, 2011.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2011 as noted below.
			FY 2013 -	FY 2015 -
Contractual Obligations (in thousands)	Total	FY 2012	FY 2014	FY 2016	Thereafter
Operating Leases	$18,549	$5,674	$7,534	$4,124	$1,217
Plant and Equipment	$6,871	$6,871	$-	$-	$-

As discussed in Note 8 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2011 was $12.6 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2011, we made contributions of $5.5 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2012 will be approximately the same as in fiscal 2011.

During the fiscal year ended March 31, 2011, we made contributions of $6.2 million to our U.S. defined benefit plans and $8.5 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2012 will be none for our U.S. defined benefit plans, due to their fully funded status, and approximately $7.8 million for our international defined benefit plans.

We have an employment agreement with our Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement from the Company.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2011, we had no material outstanding purchase commitments.

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

We account for uncertainty in income taxes recognized in our financial statements.  We recognize in our financial statements, the impact of a tax position, if that position would “more likely than not” be sustained on audit, based on the technical merits of the position.  Accruals for estimated interest and penalties are recorded as a component of interest expense.

We record deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the liabilities are removed and the tax benefit is recognized in the income tax provision.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. We adopted the aspects of the guidance that are currently effective as of April 1, 2010 and will adopt the remaining guidance on April 1, 2011. The adoption of the effective guidance had no effect on our financial position, results of operations, or cash flows and the adoption of the remaining guidance is not expected to have any effect on our financial position, results of operations, or cash flows.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 2, 2011, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 72% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera.  On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering.  In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Our business includes transactions with Kyocera. Such transactions involve the purchase of resale inventories, raw materials, supplies, and equipment, the sale of products for resale, raw materials, supplies and equipment, the payment of dividends, subcontracting activities and commissions.  See Note 13 to our consolidated financial statements elsewhere herein for more information on the related party transactions.

One principal strategic advantage for AVX is our ability to produce a broad product offering to our customers.  The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage.  In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits AVX.  An adverse change in our relationship with Kyocera could have a negative impact on our results of operations.  AVX and Kyocera have executed several agreements which govern the foregoing transactions and which are described below.

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

Foreign Currency

We are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by our foreign subsidiaries may be denominated in local currency.  See Note 12 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

For fiscal 2011, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred a foreign currency gain or loss of approximately $11.5 million in fiscal 2011.

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2011.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2011, as stated in their report which appears in this Form 10-K.

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

Information required by this item with respect to our directors, the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

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

*10.4
AVX Nonqualified Supplemental Retirement Plan Amended and Restated effective January 1, 2008 (the AVX Corporation SERP was merged into this plan effective January 1, 2005) (incorporated by reference to Exhibit 10.4 to the Annual Report on Form10-K of the Company for the year ended March 31, 2009).

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

10.15	Form of Relocation Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2010).
10.16	Form of Director and Officer Indemnification (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company for year ended March 31, 2010).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 20, 2011
*
John S. Gilbertson	Chairman of the Board, Chief Executive Officer and President	May 20, 2011
*
Donald B. Christiansen	Director	May 20, 2011
*
Kensuke Itoh	Director	May 20, 2011
*
Makoto Kawamura	Director	May 20, 2011
*
Rodney N. Lanthorne	Director	May 20, 2011
*
Joseph Stach	Director	May 20, 2011
*
David DeCenzo	Director	May 20, 2011
*
Tetsuo Kuba	Director	May 20, 2011
*
Tatsumi Maeda	Director	May 20, 2011

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
	March 31,
Assets	2010	2011
Current assets:
Cash and cash equivalents	$415,974	$379,350
Short-term investments in securities	262,709	398,914
Available-for-sale securities	9,767	2,747
Accounts receivable - trade, net	187,958	227,642
Accounts receivable - affiliates	8,025	6,141
Inventories	357,105	496,495
Deferred income taxes	34,663	39,355
Prepaid and other	40,157	51,471
Total current assets	1,316,358	1,602,115
Long-term investments in securities	219,993	220,835
Long-term available-for-sale securities	5,339	4,490
Property and equipment:
Land	28,990	29,241
Buildings and improvements	310,226	313,581
Machinery and equipment	1,091,052	1,105,983
Construction in progress	19,404	13,897
	1,449,672	1,462,702
Accumulated depreciation	(1,202,643)	(1,227,043)
	247,029	235,659
Goodwill	162,401	162,532
Intangible assets - net	87,011	82,612
Deferred income taxes - non-current	5,167	1,651
Other assets	8,194	9,588
Total Assets	$2,051,492	$2,319,482
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$37,151	$46,255
Accounts payable - affiliates	67,270	86,378
Income taxes payable	3,532	10,452
Accrued payroll and benefits	42,110	43,221
Accrued expenses	43,210	49,359
Total current liabilities	193,273	235,665
Pensions	32,015	18,028
Other liabilities	25,197	26,372
Total non-current liabilities	57,212	44,400
Total Liabilities	250,485	280,065
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 170,074 and 170,142 shares for 2010 and 2011, respectively
Additional paid-in capital	345,305	347,664
Retained earnings	1,517,818	1,729,507
Accumulated other comprehensive income	17,257	41,174
Treasury stock, at cost,	(81,137)	(80,692)
6,295 and 6,227 shares for 2010 and 2011, respectively
Total Stockholders' Equity	1,801,007	2,039,417
Total Liabilities and Stockholders' Equity	$2,051,492	$2,319,482
See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2009	2010	2011
Net sales	$1,389,613	$1,304,966	$1,653,176
Cost of sales	1,158,196	1,027,368	1,195,790
Vendor settlement	-	(5,000)	-
Restructuring charges	15,123	4,397	-
Gross profit	216,294	278,201	457,386
Selling, general and administrative expenses	121,897	108,527	123,887
Environmental charges	18,200	-	8,575
Restructuring charges	3,504	2,509	-
Other operating income	(4,051)	(3,519)	-
Profit from operations	76,744	170,684	324,924
Other income (expense):
Interest income	21,112	7,120	6,569
Interest expense	(139)	(111)	-
Other, net	(578)	(1,336)	2,766
Income before income taxes	97,139	176,357	334,259
Provision for income taxes	16,293	33,499	90,256
Net income	$80,846	$142,858	$244,003
Income per share:
Basic	$0.47	$0.84	$1.44
Diluted	$0.47	$0.84	$1.43

Dividends declared	$0.160	$0.165	$0.190
Weighted average common shares outstanding:
Basic	170,616	170,247	170,025
Diluted	170,689	170,274	170,390

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)
						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2008	171,066	$1,764	$(71,955)	$342,843	$1,349,349	$207,350	$1,829,351	$228,011
Net income					80,846		80,846	80,846
Other comprehensive
income, net of income taxes						(207,286)	(207,286)	(207,286)
Dividends of $0.15
per share					(27,316)		(27,316)
Stock-based
compensation expense				2,488			2,488
Adoption of new
benefit plan guidance					(677)		(677)
Stock option activity	442		5,825	(2,296)			3,529
Tax benefit of stock
option exercises				240			240
Treasury stock purchased	(1,124)		(11,422)				(11,422)
Balance, March 31, 2009	170,384	$1,764	$(77,552)	$343,275	$1,402,202	$64	$1,669,753	$(126,440)
Net income					142,858		142,858	142,858
Other comprehensive
loss, net of income taxes						17,193	17,193	17,193
Dividends of $0.16
per share					(27,242)		(27,242)
Stock-based
compensation expense				2,040			2,040
Stock option activity	12		151	(18)			133
Tax benefit of stock
option exercises				8			8
Treasury stock purchased	(322)		(3,736)				(3,736)
Balance, March 31, 2010	170,074	$1,764	$(81,137)	$345,305	$1,517,818	$17,257	$1,801,007	$160,051
Net income					244,003		244,003	244,003
Other comprehensive
income, net of income taxes						23,917	23,917	23,917
Dividends of $0.19
per share					(32,314)		(32,314)
Stock-based
compensation expense				2,475			2,475
Stock option activity	513		6,638	(632)			6,006
Tax benefit of stock
option exercises				516			516
Treasury stock purchased	(445)		(6,193)				(6,193)
Balance, March 31, 2011	170,142	$1,764	$(80,692)	$347,664	$1,729,507	$41,174	$2,039,417	$267,920

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2009	2010	2011
Operating Activities:
Net income	$80,846	$142,858	$244,003
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	66,198	58,173	47,619
Stock-based compensation expense	2,488	2,040	2,475
Deferred income taxes	(9,483)	(8,419)	8,492
(Gain) Loss on available-for-sale securities	4,216	362	55
Gain (Loss) on sale of property, plant & equipment, net of retirements	(2,847)	(2,546)	594
Changes in operating assets and liabilities:
Accounts receivable	44,648	(47,462)	(37,792)
Inventories	7,668	14,788	(135,223)
Accounts payable and accrued expenses	(125,109)	25,868	41,640
Income taxes payable (receivable)	(20,124)	16,390	3,220
Other assets	(1,153)	(10,156)	(10,108)
Other liabilities	17,643	8,558	(12,880)
Net cash provided by operating activities	64,991	200,454	152,095
Investing Activities:
Purchases of property and equipment	(44,205)	(28,888)	(27,470)
Sales and redemptions of available-for-sale securities	42,447	29,006	8,374
Purchases of investment securities	(309,193)	(943,231)	(923,482)
Sales and redemptions of investment securities	269,000	659,523	785,337
Proceeds from property, plant & equipment dispositions	6,106	6,050	7
Contingent consideration for a prior acquisition	(6,677)	(63)	-
Other investing activities	202	(870)	(120)
Net cash (used in) investing activities	(42,320)	(278,473)	(157,354)
Financing Activities:
Dividends paid	(27,316)	(27,242)	(32,314)
Purchase of treasury stock	(11,422)	(3,736)	(6,193)
Proceeds from exercise of stock options	3,529	133	6,006
Excess tax benefit from stock-based payment arrangements	240	8	516
Other financing activities	-	1,732	-
Net cash (used in) financing activities	(34,969)	(29,105)	(31,985)

Effect of exchange rate on cash	(33,857)	389	620
(Decrease) in cash and cash equivalents	(46,155)	(106,735)	(36,624)
Cash and cash equivalents at beginning of period	568,864	522,709	415,974
Cash and cash equivalents at end of period	$522,709	$415,974	$379,350

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share data)

1.	Summary of Significant Accounting Policies:

General:

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Our consolidated financial statements of AVX Corporation include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2011, Kyocera owned approximately 72% of our outstanding shares of common stock.

Use of Estimates:

The consolidated financial statements are prepared on the basis of generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.

Cash Equivalents and Investments in Securities:

We consider all highly liquid investments purchased with an original maturity of three months (90 days) or less to be cash equivalents.

Our short-term and long-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Available-for-sale securities are classified as either current or long-term investments based on their underlying expected cash flows and are recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax, as a separate component of shareholders' equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in our results of operations.

Inventories:

We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) and are valued at market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $61,738, $53,798 and $43,220 for the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable.  If the sum of the undiscounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

The cost of maintenance and repairs is charged to expense as incurred.  Upon disposal or retirement, the cost and accumulated depreciation of assets are eliminated from the respective accounts.  Any gain or loss is reflected in our results of operations.

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2009, 2010 or 2011.

We have determined that certain intangible assets have finite useful lives. These assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $4,460, 4,375 and $4,399 for the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

Pension Assumptions:

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  We evaluate these assumptions at least annually.  The discount rate enables us to state expected future cash flows at a present value on the measurement date. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield unique to each plan. A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality and turnover.  These assumptions are evaluated at least annually and are updated to reflect our experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

Income Taxes:

As part of the process of preparing the consolidated financial statements, we are required to estimate tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheets.  We assess the likelihood that deferred tax assets will be recoverable as a result of future taxable income and, to the extent management believes that recovery is not likely, we establish a valuation allowance.

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on estimates of future taxable income over the periods that deferred tax assets will be recoverable.

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

We account for uncertainty in income taxes recognized in our financial statements.  We recognize in our financial statements, the impact of a tax position, if that position would “more likely than not” be sustained on audit, based on the technical merits of the position.  Accruals for estimated interest and penalties are recorded as a component of interest expense.

We record deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the tax benefit is recognized in the income tax provision.

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

As a result of certain restructuring activities, including the movement of certain manufacturing operations out of the United Kingdom, we reassessed the functional currency designation of certain U.K. subsidiaries and determined that a change in functional currency designation of certain U.K. operations was appropriate.  This change in functional currency from the British Pound to the U.S. dollar was effective April 1, 2009.  The change resulted in the translation amounts recorded for these operations to the consolidated accumulated other comprehensive income account through March 31, 2009 to remain unchanged indefinitely and will otherwise not have a material impact on the consolidated financial position, results of operations or cash flows.

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.  For instruments designated as hedges, unrealized gains or losses are reported in other comprehensive income and when realized, are reported in our results of operations.  Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

We use financial instruments such as forward exchange contracts to hedge a portion, but not all, of our firm commitments denominated in foreign currencies.  The purpose of our foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. See Note 12 for further discussion of derivative financial instruments.

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

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. We evaluate the past-due status of trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Returns

Sales revenue and cost of sales reported in the statement of operations are reduced to reflect estimated returns.  We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information and input from sales, marketing and other key management.  The amount accrued reflects the return of value of the customer’s inventory.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future returns.  Our actual results approximate our estimates.  When the product is returned and verified, the customer is given credit against their accounts receivable.

Distribution Programs

A portion of our sales are to independent electronic component distributor customers, which are subject to various distributor sales programs.  We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable.  For the distribution programs described below, we do not track the individual units that are recorded against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period.  Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

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

Warranty:

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

Grants:

We receive employment and research grants from various non-U.S. governmental agencies, which are recognized in our results of operations in the period in which the related expenditures are incurred.  Capital grants for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense.  The grants are generally subject to certain conditions and non-compliance with such conditions could result in repayment of grants.

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and are $11,703, $6,831, and $7,392 for the fiscal years ended March 31, 2009, 2010, and 2011, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2009	2010	2011
Engineering expense:
Cost of sales	$17,283	$17,200	$15,774
Selling general and administrative expense	2,491	636	517
Total engineering expense	$19,774	$17,836	$16,291

Stock-Based Compensation:

We recognize compensation cost resulting from all share-based payment transactions in the financial statements.  The amount of compensation cost is measured based on the grant-date fair value for the share-based payment issued.  Our policy is to grant stock options with an exercise price equal to our stock price on the date of grant.  Compensation cost is recognized over the vesting period of the award.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options at the grant date.  See Note 10 for assumptions used.

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations whereby up to 15,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 1,124 shares were purchased during the fiscal year ended March 31, 2009, 322 shares were purchased during the fiscal year ended March 31, 2010 and 445 shares were purchased during the fiscal year ended March 31, 2011.  We purchased 26 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2011.  As of March 31, 2011, we had in treasury 6,227 common shares at a cost of $80,692.  There are 7,117 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

New Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. We adopted the aspects of the guidance that are currently effective as of April 1, 2010 and will adopt the remaining guidance on April 1, 2011. The adoption of the effective guidance had no effect on our financial position, results of operations, or cash flows and the adoption of the remaining guidance is not expected to have any effect on our financial position, results of operations, or cash flows.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2009, 2010 and 2011:
	2009	2010	2011
Net Income	$80,846	$142,858	$244,003
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	170,616	170,247	170,025
Basic earnings per share	$0.47	$0.84	$1.44
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,616	170,247	170,025
Effect of stock options	73	27	365
Shares used in Computing Diluted EPS (1)	170,689	170,274	170,390
Diluted Income per share	$0.47	$0.84	$1.43

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti dilutive, were 7,595 shares, 6,240 shares and 2,601 shares for the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:
	Years Ended March 31,
	2009	2010	2011
Net income	$80,846	$142,858	$244,003
Other comprehensive income (loss), net of income taxes:
Pension liability and other savings plan liability adjustment	(4,882)	(2,215)	1,146
Foreign currency translation adjustment	(196,686)	16,564	21,993
Foreign currency cash flow hedges	(3,954)	314	369
Unrealized gain (loss) on available-for-sale securities	(1,764)	2,530	409
Comprehensive income (loss)	$(126,440)	$160,051	$267,920

The accumulated balance of comprehensive income is as follows:
	Years Ended March 31,
	2009	2010	2011
Pension liability and other savings plan liability adjustment	$(27,173)	$(29,388)	$(28,242)
Foreign currency translation adjustment	31,152	47,716	69,709
Foreign currency cash flow hedges	(1,062)	(748)	(379)
Unrealized gain (loss) on available-for-sale securities	(2,853)	(323)	86
Balance at end of period	$64	$17,257	$41,174

4.	Fair Value:

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

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$9,767	$3	$9,537	$227
Available-for-sale investment securities - long-term	5,340	-	5,216	124
Assets held in the non-qualified deferred compensation program(1)	9,400	9,400	-	-
Foreign currency derivatives(2)	917	-	917	-
Total	$25,424	$9,403	$15,670	$351

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,400	$9,400	$-	$-
Foreign currency derivatives(2)	1,836	-	1,836	-
Total	$11,236	$9,400	$1,836	$-

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$2,747	$12	$2,305	$430
Available-for-sale investment securities - long-term	4,490	-	3,783	707
Assets held in the non-qualified deferred compensation program(1)	8,730	8,730	-	-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$17,505	$8,742	$7,626	$1,137

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,730	$8,730	$-	$-
Foreign currency derivatives(2)	1,851	-	1,851	-
Total	$10,581	$8,730	$1,851	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability of the trust’s assets are available to general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2010 and 2011 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the fiscal years ended March 31, 2010 and March 31, 2011.

Available-for-sale marketable securities
	Year Ended March 31,
	2010	2011
Balance, beginning of period	$7,098	$351
Net realized and unrealized gains (losses) included in earnings	(323)	(111)
Net unrealized gains (losses) included in comprehensive income	756	(37)
Purchases, issuances and settlements	(4,465)	-
Transfers in and/or out of Level 3, net	(2,715)	934
Balance, end of period	$351	$1,137

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

Assets valued using Level 2 inputs in the table above represent a portfolio including, foreign bonds, corporate bonds, asset backed obligations and mortgage-backed securities. Valuation inputs used include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2010 and 2011, all of our forward contracts have been designated as Level 2 measurements.

5.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2010	2011
Trade	$207,166	$249,622
Less:
Allowances for doubtful accounts	563	686
Ship from stock and debit and stock rotation	11,964	13,340
Sales returns and discounts	6,681	7,954
Total allowances	19,208	21,980
	$187,958	$227,642

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2009	2010	2011
Allowances for doubtful accounts:
Beginning Balance	$1,303	$947	$563
Charges	(276)	(196)	521
Applications	(47)	(199)	(398)
Translation and other	(33)	11	-
Ending Balance	$947	$563	$686

Ship from stock and debit and stock rotation:
Beginning Balance	$12,941	$12,169	$11,964
Charges	38,459	29,544	32,778
Applications	(39,096)	(29,749)	(31,402)
Translation and other	(135)	-	-
Ending Balance	$12,169	$11,964	$13,340

Sales returns and discounts:
Beginning Balance	$9,253	$6,922	$6,681
Charges	21,156	17,790	29,223
Applications	(22,698)	(18,030)	(27,956)
Translation and other	(789)	(1)	6
Ending Balance	$6,922	$6,681	$7,954

6.	Inventories:
Inventories at March 31 consisted of:	2010	2011
Finished goods	$92,180	$120,723
Work in process	85,740	92,680
Raw materials and supplies	179,185	283,092
	$357,105	$496,495

7.	Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries.  As of March 31, 2011, we believe that our credit risk exposure is not significant.

At March 31, 2010 and 2011 investments in debt securities and time deposits held by us were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the fiscal year ended March 31, 2011, the Company has recorded no other-than-temporary impairment charges and net unrealized gains of $409 to other comprehensive income related to these securities. See Notes 3 and 4 for additional disclosures related to these available-for-sale securities.

Investments in held-to-maturity securities, recorded at amortized cost were as follows at March 31:

	2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$40,000	$247	$(25)	$40,222
Time deposits	222,709	-	-	222,709
Long-term investments:
U.S. government and agency securities	219,993	131	(468)	219,656
	$482,702	$378	$(493)	$482,587

	2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$19	$-	$20,019
Corporate bonds	43,967	39	-	44,006
Time deposits	334,947	1	-	334,948
Long-term investments:
Corporate bonds	20,843	-	(21)	20,822
U.S. government and agency securities	199,992	59	(978)	199,073
	$619,749	$118	$(999)	$618,868

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$398,914	$398,973
Due after one year through five years	220,835	219,895
Total	$619,749	$618,868

8.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:
Years Ended March 31,	2009	2010	2011
Domestic	$48,080	$56,826	$123,112
Foreign	49,059	119,531	211,147
	$97,139	$176,357	$334,259

The provision for income taxes consisted of:
Years Ended March 31,	2009	2010	2011
Current:
Federal/State	$18,254	$30,647	$52,114
Foreign	7,522	11,271	40,819
	25,776	41,918	92,933
Deferred:
Federal/State	(6,837)	(21,211)	(11,217)
Foreign	(2,646)	12,792	8,540
	(9,483)	(8,419)	(2,677)
	$16,293	$33,499	$90,256

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

March 31,	2010		2011
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,432	$-	$9,122	$-
Inventory reserves	8,850	-	9,868	20
Accrued expenses and other	22,509	105	24,878	86
Sub total	39,791	105	43,868	106
Less valuation allowances	(5,023)	-	(4,407)	-
Total Current	$34,768	$105	$39,461	$106

March 31,	2010		2011
Non-current:	Assets	Liabilities	Assets	Liabilities
Tax over book depreciation / amortization	$19,521	$24,351	$18,138	$24,184
Deduction of foreign branch losses	-	14,789	-	10,236
Pension obligations	12,156	-	10,620	-
Other, net	6,369	5,965	7,134	6,597
Net operating loss and tax credit carry forwards	86,132	-	84,669	-
Sub total	124,178	45,105	120,561	41,017
Less valuation allowances	(73,906)	-	(77,893)	-
Total Non-current	$50,272	$45,105	$42,668	$41,017

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:
	Years Ended March 31,
	2009	2010	2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.3	0.9	0.8
Effect of foreign operations	(8.5)	(8.1)	(8.2)
Change in valuation allowance	0.3	(2.2)	0.9
Reinvestment Allowances	(3.8)	0.0	0.0
Foreign branch losses not subject to recapture	(8.7)	(9.4)	(1.1)
Other, net	1.2	2.8	(0.4)
Effective tax rate	16.8%	19.0%	27.0%

At March 31, 2011, certain of our foreign subsidiaries in Brazil, China, France, Germany, Israel and Taiwan had tax net operating loss carry forwards totaling approximately $246,497 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, China and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances decreased $4,033 and increased $3,049 during the years ended March 31, 2010 and 2011, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above.

We have recorded deferred tax liabilities of $14,789 and $10,236 at March 31, 2010 and 2011, respectively, for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns that are subject to U.S. recapture regulations.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $3,582 of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period on such foreign branch losses from 15 years to 5 years.  We estimate a further reduction in deferred tax liabilities of $3,201 and $625 over the next two fiscal years, respectively, as the recapture period related to foreign branch losses deducted in certain prior years expires.

At the present time, we expect that cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2010 and 2011 would have been $126,974 and $142,616, respectively.

Income taxes paid totaled $51,169, $31,181 and $81,505 during the years ended March 31, 2009, 2010 and 2011, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the years 2008 and forward in the United States, 2005 and forward in Singapore, 2005 and forward in Hong Kong, and 2005 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:
Balance at April 1, 2008	$4,507
Additions for tax positions of prior years	2,375
Reductions for tax positions of prior years	(1,781)
Balance at March 31, 2009	$5,101
Additions for tax positions of prior years	7,554
Reductions for tax positions of prior years	(50)
Balance at March 31, 2010	$12,605
Additions for tax positions of prior years	2,825
Reductions for tax positions of prior years	(2,917)
Balance at March 31, 2011	$12,513

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2010 and 2011, we had accrued interest and penalties related to uncertain tax positions of $534. During the year ended March 31, 2010 and 2011, we recognized $103 and zero, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on our balance sheet that if recognized would affect the effective tax rate, is approximately $12,605 and $12,513 at March 31, 2010 and 2011, respectively.  This amount excludes the accrual for estimated interest and penalties discussed above.

9.	Employee Retirement Plans:

Pension Plans:

We sponsor various defined benefit pension plans covering certain employees.  Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula.  Effective December 31, 1995, we froze benefit accruals under our domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements.  Our pension plans for certain international employees provides for benefits based on a percentage of final pay.  Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws.

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability is due to the change in the funded status of our plans was to increase recorded pension liabilities by $1,696 during the fiscal year ended March 31, 2010, and to decrease recorded pension liabilities by $13,942 during the fiscal year ended March 31, 2011.

As of March 31, 2009, we changed the measurement date for all plans from December 31 to March 31.  As a result of the adoption of the new guidance on April 1, 2008, we recognized adjustments of $680 and $279 to beginning retained earnings and to other comprehensive income, respectively.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2010 and 2011 were as follows:
	Years Ended March 31,
	U.S. Plans		International Plans
	2010	2011	2010	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$26,895	$31,340	$87,834	$114,315
Service cost	383	451	463	502
Interest cost	1,839	1,744	5,902	6,635
Plan participants' contributions	-	-	265	132
Actuarial gain/(loss)	4,114	707	22,459	(992)
Benefits paid	(1,891)	(1,687)	(5,732)	(6,259)
Curtailment	-	-	(547)	-
Foreign currency exchange rate changes	-	-	3,671	7,664
Benefit obligation at end of year	$31,340	$32,555	$114,315	$121,997
Change in plan assets:
Fair value of plan assets at beginning of year	$19,939	$26,872	$63,999	$86,296
Actual return on assets	6,957	3,274	19,019	6,811
Employer contributions	1,867	6,198	5,903	8,544
Plan participants' contributions	-	-	265	132
Benefits paid	(1,891)	(1,687)	(5,732)	(6,259)
Foreign currency exchange rate changes	-	-	2,842	5,826
Fair value of plan assets at end of year	26,872	34,657	86,296	101,350
Funded status	$(4,468)	$2,102	$(28,019)	$(20,647)

The accumulated benefit obligation at March 31, 2010 and 2011 was $144,720 and $154,272, respectively.

At March 31, 2011, the accumulated benefit obligation exceeds the fair value of the assets for all of the international defined benefit plans. The fair value of the assets of the U.S. defined benefit plans exceeds the accumulated benefit obligation at March 31, 2011.

The Company's assumptions used in determining the pension assets and liabilities were as follows:

	March 31,
	2010	2011
Assumptions:
Discount rates	5.05 - 5.75%	5.15-5.75%
Increase in compensation	4.25%	4.00%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2011 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2011.

	Years Ended March 31,
	U.S. Plans		International Plans
	2010	2011	2010	2011
Beginning balance	$10,409	$8,485	$26,760	$33,835
Net (gain) loss incurred during the year	(1,333)	(447)	8,059	(1,931)
Amortization of net loss	(581)	(431)	(1,448)	(1,620)
Amortization of prior service cost	(10)	(10)	-	-
Exchange	-	-	464	2,667
	$8,485	$7,597	$33,835	$32,951

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2011) are as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2010 (1)	2011 (2)	2010 (1)	2011 (2)
Unrecognized net actuarial loss	$5,294	$7,580	$24,361	$32,951
Unamortized prior service cost	9	17	-	-
	$5,303	$7,597	$24,361	$32,951

(1) Amounts in the above table as of March 31, 2010 are net of $3,182 and $9,474 tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2011 are net of $2,849 and $9,226 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2011 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2012 is $340 for the U.S. Plans and $1,587 for the International Plans, respectively.  The March 31, 2011 balance of unamortized prior service cost expected to be amortized in fiscal 2011 is $10 for the U.S. Plans.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2009	2010	2011
Service cost	$1,263	$876	$937
Interest cost	8,390	8,119	8,151
Expected return on plan assets	(8,196)	(6,130)	(7,968)
Amortization of prior service cost	16	10	10
Recognized actuarial loss	971	2,029	2,051
Net periodic pension cost	$2,444	$4,904	$3,181

The Company's assumptions used in determining the net periodic pension expense were as follows:
	March 31,
	2009	2010	2011
Assumptions:
Discount rates	5.50-6.25%	5.20 - 7.25%	5.05 - 5.75%
Increase in compensation	3.90%	4.00%	4.25%
Expected long-term rate of return on plan assets	6.60-7.50%	6.50 - 7.50%	6.50 - 7.25%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 1.5% from March 31, 2010 to March 31, 2011.

The fair value of pension assets at March 31, 2010 and 2011 was determined using:

		Based on
	Fair Value at March 31, 2010	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Pooled Separate Accounts	$25,468	$-	$25,468	$-
Guaranteed Deposit Account	1,404	-	1,404	-

International Defined Benefit Plan Assets:
Cash	507	507	-	-
Pooled Separate Accounts	85,789	-	85,789	-
Total	$113,168	$507	$112,661	$-

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$128	$128	$-	$-
Pooled Separate Accounts	31,178	-	31,178	-
Guaranteed Deposit Account	3,351	-	3,351	-

International Defined Benefit Plan Assets:
Cash	478	478	-	-
Pooled Separate Accounts	100,872	-	100,872	-
Total	$136,007	$606	$135,401	$-

Assets valued using Level 1 inputs in the table above are cash.

Assets valued using Level 2 inputs in the table above are investments held in pooled separate accounts and a guaranteed deposit account.  See discussion in the “Valuation of Investments” section below.

Valuation of Investments

Our investments are held in Pooled Separate Accounts and a Guaranteed Deposit Account.  Investments held in the Pooled Separate Accounts are based on the fair value of the underlying securities within the fund, which represent the net asset value, a practical expedient to fair value, of the units held by the pension plan at year-end.  Those assets held in the Guaranteed Deposit Account are valued at the contract value of the account which approximates fair value.  The contract value represents contributions plus accumulated interest at the contract rate, less benefits paid to participants, contract administration fees and other direct expenses.

The expected long-term rate of return on plan assets assumption is based upon actual historical returns and future expectations for returns for each asset class.  These expected results were adjusted for payment of reasonable expenses from plan assets.  Our long-term strategy is for target allocation of 40% equity and 60% fixed income for our U.S. defined benefit plans and 60% equity and 40% fixed income for our international defined benefit plans.

The Company's pension plans' weighted average asset allocations at March 31, 2010 and 2011, by asset category are as follows:
	March 31, 2010		March 31, 2011
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	53%	50%	51%	50%
Debt securities	42%	50%	39%	50%
Other	5%	0%	10%	0%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations.  Accordingly, we expect to make contributions of approximately $7,832 to the international plans and none to the U.S. plans in fiscal 2012 based on current actuarial computations.

Estimated future benefit payments are as follows:
Years ended March 31,	U.S. Plans	International Plans
2012	$1,582	$5,027
2013	1,649	5,327
2014	1,716	5,650
2015	1,858	5,976
2016	1,965	6,336
2017-2021	11,596	37,936

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by us are discretionary and are determined by our Board of Directors each year.  Our contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2009, 2010 and 2011 were approximately $6,537, $5,836 and $5,507, respectively.

In addition, we sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by us.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2010 and 2011 of $9,400 and $8,730, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are available to our general creditors in the event of our insolvency.

10.	Stock Based Compensation:

We have four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, we could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, we could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  As of March 31, 2011, there were 12,428 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:
	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value

Outstanding at March 31, 2010	4,878	$15.61	-	$-
Options granted	575	13.77	-	-
Options exercised	(513)	11.70	-	1,735
Options cancelled/forfeited	(985)	22.71	-	-
Outstanding at March 31, 2011	3,955	$14.08	5.41	$3,283

Exercisable at March 31, 2011	2,660	$14.72	4.01	$501

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $875, $23 and $1,735 for fiscal years ended March 31, 2009, 2010 and 2011, respectively.

Unvested share activity under our stock options plans for the year ended March 31, 2011 is summarized as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2010	1,255	$2.65
Options granted	575	3.29
Options forfeited	(29)	3.56
Options vested	(506)	25.88
Unvested balance at March 31, 2011	1,295	$3.53

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $2,270 and $1,714 as of March 31, 2010 and 2011, respectively. The total aggregate fair value of options vested is $4,681, $2,752 and $13,111 for fiscal years ended March 31, 2009, 2010 and 2011, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $3.48, $2.18 and $3.29 per option during fiscal years ended March 31, 2009, 2010 and 2011, respectively.  The consolidated statement of operations includes $2,204, net of $271 of tax benefit, in stock-based compensation expense for fiscal 2011.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility.  We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2011 was 6.9%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:
	2009	2010	2011
	Grants	Grants	Grants
Expected life (years)	5	5	5
Interest rate	3.2%	2.4%	2.3%
Volatility	28%	27%	27%
Dividend yield	1.2%	1.7%	1.3%

Options exercised under our stock option plans are issued from our treasury shares.  As of March 31, 2011, we have 7,117 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  We purchased 322 shares at a cost of $3,736 during fiscal 2010 and 445 shares at a cost of $6,193 during fiscal 2011 which are held as treasury stock and available for general corporate purposes.

11.	Commitments and Contingencies:

We are a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2011, were as follows:
Years ended March 31,
2012	$5,674
2013	4,385
2014	3,149
2015	2,772
2016	1,352
Thereafter	1,217

Rental expense for operating leases was $9,341, $7,412 and $6,922 for the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

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

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2011, we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with sites at which remediation is required.  Because CERCLA has been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that any liability resulting from these sites will be apportioned between AVX and other PRPs.

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

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, the Company paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through October 22, 2010 were approximately $427,700, not all of which is subject to the reopener provisions. In March 2011, the EPA issued the Fourth Explanation of Significant Differences (EDS #4) that explains the planned changes to the existing remedial action plan for the harbor to include the use of confined aquatic disposal (CAD) cells, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage. ESD #4 provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362 million to $401 million, net present value, based on certain assumptions.

We have not received complete documentation of past response costs from EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts regarding the remediation plan and to explore options for resolution of the matter. We are continuing to investigate the claim as well as potential defenses and other actions with respect to the site.  In light of the foregoing, the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   We have had numerous meetings with the EPA, the Massachusetts Department of Environmental Protection and the City of New Bedford regarding the potential environmental remediation of the Facility and the assignment of responsibility among the parties.  An agreement between EPA, the City of New Bedford, and AVX is now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation with respect to federal law. Agreements with the state regulatory authorities have yet to be concluded.  Based on our own estimate or remediation costs, we accrued $18,200 in the quarter ended March 31, 2009 (which amount, less monies spent, is included in the $24,606 reserved as of March 31, 2011 for potential CERCLA liability as disclosed below) as an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of our costs to remediate; however, until all parties agree and remediation is complete, we can not be certain there will be no additional costs.

During fiscal 2011, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford as wells as a parallel case brought by the City of New Bedford containing substantially the same allegations.  These cases relate to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, inter alia, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Accordingly, the potential impact of the case on our financial position, results of operations, and cash flows cannot be determined at this time.

In September 2007, we received notice from Horry Land Company, the owner of property adjacent to our South Carolina factory, that Horry Land Company’s property value had been negatively impacted by alleged migration of certain pollutants from our property and demanding $5,400 in compensatory damages, exclusive of unspecified costs.  This case has now been resolved. Such resolution did not have a material impact on our results of operations or cash flows.

In addition, two other suits have been filed against us relating to the same contamination. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals seeking certification as a class action which has not yet been determined.  The other suit is a commercial suit filed on January 16, 2008 in South Carolina State Court by John H. Nance and JDS Development of Myrtle Beach, Inc. Both of these suits are pending in South Carolina state court.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the potential impact of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

We have reserved approximately $24,606 at March 31, 2011 and $19,879 at March 31, 2010 related to these various environmental matters discussed above.  During the quarter ended March 31, 2011, we accrued $6.5 million based on our estimate of remediation costs related to the property adjacent to our South Carolina factory. Except for the matters discussed above, while no assurance can be given, we do not believe that any additional costs to be incurred by AVX at any of the sites will have a material adverse effect on its financial condition, results of operations or cash flows.

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

We are exposed to foreign currency exchange rate fluctuations in the normal course of business.  We use derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of the risk management strategy.  The objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.  We do not enter into any trading or speculative positions with regard to derivative instruments.

We primarily use forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2009, 2010 and 2011, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2009
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,355	Accrued expenses	$2,701

March 31, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

March 31, 2011

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,409

For these derivatives designated as hedging instruments, during fiscal 2009, 2010 and 2011, net pretax loss of $9,120 and net pretax gains of $3,555 and $6,267, respectively, were recognized in other comprehensive income. In addition, during fiscal 2009, 2010 and 2011 net pretax gains of $13,685, $3,914 and $7,740, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pre tax losses of $21,102, $521 and $2,034, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During fiscal 2009, 2010 or 2011, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2009, 2010 and 2011, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2009
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$518	Accrued expenses	$1,232

March 31, 2010

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

March 31, 2011

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$662	Accrued expenses	$443

For these derivatives not designated as hedging instruments during fiscal 2009, 2010 and 2011, a loss of $72,146 and gains of $408 and $2,757, respectively, were recognized in other expense which substantially offset the approximately $75,000 in exchange gains and $1,100 and $4,240 in exchange losses, respectively, that were recognized in other income in the accompanying Statement of Operations.

At March 31, 2009, 2010 and 2011, we had outstanding foreign exchange contracts with notional amounts totaling 332,351, $219,687 and $274,083, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Transactions With Affiliate:

Our business includes certain transactions with our parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.
	Years Ended March 31,
	2009	2010	2011
Sales:
Product and equipment sales to affiliates	$16,790	$26,985	$28,077
Subcontracting activities	287	-	-
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	389,639	287,531	505,976
Other:
Dividends paid	19,488	19,488	23,142

In previous years, Kyocera incurred additional taxes imposed by the Japan tax authorities related to earnings of some of its overseas affiliates, including AVX. We assisted Kyocera in working with various international tax authorities to obtain relief from this effective double taxation. During fiscal 2011, we assisted Kyocera in arranging for approximately $6.0 million of tax refunds from a country where we operate. We incurred no cost and received no benefit from the assistance we provided to Kyocera.

14.	Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale and Interconnect.  The product groups of Ceramic, Advanced and Tantalum have been aggregated into the Passive Component reportable segment in accordance with the aggregation criteria and quantitative thresholds.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

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

The tables below present information about reported segments for the years ended March 31,
	Years Ended March 31,
Sales revenue (in thousands)	2009	2010	2011
Ceramic Components	$165,740	$155,059	$211,998
Tantalum Components	268,326	280,991	419,792
Advanced Components	434,039	369,811	410,110
Total Passive Components	868,105	805,861	1,041,900
KDP and KKC Resale	354,258	338,701	440,050
KEC Resale Connectors	76,209	73,973	66,088
Total KED Resale	430,467	412,674	506,138
Interconnect	91,041	86,431	105,138
Total Revenue	$1,389,613	$1,304,966	$1,653,176

	2009	2010	2011
Operating profit:
Passive components	$110,428	$175,790	$333,901
KED Resale	20,242	26,453	29,010
Interconnect	3,602	9,167	19,525
Research & development	(11,703)	(6,831)	(7,392)
Corporate administration	(45,825)	(33,895)	(50,120)
Total	$76,744	$170,684	$324,924

	2009	2010	2011
Depreciation and amortization:
Passive components	$54,262	$47,774	$41,008
KED Resale	809	453	433
Interconnect	5,363	4,397	3,524
Research & development	1,083	761	541
Corporate administration	4,681	4,788	2,113
Total	$66,198	$58,173	$47,619

	2009	2010	2011
Assets:
Passive components	$639,993	$525,631	$703,602
KED Resale	33,299	38,264	63,706
Interconnect	48,808	39,512	44,315
Research & development	6,965	5,136	5,337
Cash, A/R and S/T and L/T investments	906,195	1,196,777	1,239,426
Goodwill - Passive components	151,985	152,124	152,255
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	75,007	83,771	100,564
Total	$1,872,529	$2,051,492	$2,319,482

	2009	2010	2011
Capital expenditures:
Passive components	$38,284	$26,986	$24,301
KED Resale	408	98	64
Interconnect	4,011	1,669	1,783
Research & development	1,347	89	1,176
Corporate administration	155	46	146
Total	$44,205	$28,888	$27,470

No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2009, 2010 or 2011.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.

	Years Ended March 31,
	2009	2010	2011
Net sales:
Americas	$432,549	$403,348	$516,243
Europe	339,277	309,486	405,231
Asia	617,787	592,132	731,702
Total	$1,389,613	$1,304,966	$1,653,176

Property, plant and equipment, net:
Americas	$126,246	$122,312	$107,226
Europe	100,394	92,924	97,763
Asia	36,747	31,793	30,670
Total	$263,387	$247,029	$235,659

15.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2010 and 2011 is as follows:
	First Quarter		Second Quarter
	2010	2011	2010	2011
Net sales	$292,040	$396,537	$310,522	$430,639
Gross profit	54,142	102,652	64,736	122,372
Net income	24,280	52,300	31,642	67,891
Basic earnings per share	0.14	0.31	0.19	0.40
Diluted earnings per share	0.14	0.31	0.19	0.40

	Third Quarter		Fourth Quarter
	2010	2011	2010	2011
Net sales	$334,958	$405,862	$367,446	$420,138
Gross profit	76,094	114,597	83,229	117,765
Net income	40,426	60,552	46,510	63,260
Basic earnings per share	0.24	0.36	0.27	0.37
Diluted earnings per share	0.24	0.36	0.27	0.37

Results for the quarter ended March 31, 2011 include environmental remediation and legal costs of $8,575 and a $2,236 one-time income tax benefit attributable to an increase in available U.S. foreign tax credits relating to one of our European operations.

16.	Subsequent Events:

On May 19, 2011, our Board of Directors declared a $0.055 dividend per share of common stock for the quarter ended March 31, 2011.  The dividend will be paid to stockholders of record on June 10, 2011 and will be disbursed on June 24, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
May 20, 2011