Form 10-Q
period 2011-06-30
AVX Corp
filed 2011-08-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, par value $0.01 per share	170,076,487

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	June 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$379,350	$328,880
Short-term investments in securities	398,914	458,515
Available-for-sale securities	2,747	2,999
Accounts receivable - trade	227,642	252,366
Accounts receivable - affiliates	6,141	990
Inventories	496,495	542,223
Deferred income taxes	39,355	39,337
Prepaid and other	51,471	45,102
Total current assets	1,602,115	1,670,412
Long-term investments in securities	220,835	222,744
Long-term available-for-sale securities	4,490	3,900
Property and equipment	1,462,702	1,493,109
Accumulated depreciation	(1,227,043)	(1,249,716)
	235,659	243,393
Goodwill	162,532	162,539
Intangible assets - net	82,612	81,514
Deferred income taxes- non-current	1,651	1,266
Other assets	9,588	9,881
Total Assets	$2,319,482	$2,395,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$46,255	$47,713
Accounts payable - affiliates	86,378	83,671
Income taxes payable	10,452	27,947
Accrued payroll and benefits	43,221	42,153
Accrued expenses	49,359	46,521
Total current liabilities	235,665	248,005
Pensions	18,028	16,496
Other liabilities	26,372	26,416
Total Liabilities	280,065	290,917
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	347,664	348,097
Retained earnings	1,729,507	1,787,740
Accumulated other comprehensive income	41,174	48,528
Treasury stock, at cost:	(80,692)	(81,397)
6,227 and 6,262 shares at March 31 and June 30, 2011, respectively
Total Stockholders' Equity	2,039,417	2,104,732
Total Liabilities and Stockholders' Equity	$2,319,482	$2,395,649

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,

	2010	2011
Net sales	$396,537	$436,422
Cost of sales	293,885	311,763
Gross profit	102,652	124,659
Selling, general and administrative expenses	30,510	31,107
Profit from operations	72,142	93,552
Other income (expense):
Interest income	1,682	1,495
Other, net	890	163
Income before income taxes	74,714	95,210
Provision for income taxes	22,414	27,611
Net income	$52,300	$67,599
Income per share:
Basic	$0.31	$0.40
Diluted	$0.31	$0.40

Dividends declared	$0.045	$0.055
Weighted average common shares outstanding:
Basic	170,107	170,139
Diluted	170,467	170,605

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
	Three Months Ended June 30,
	2010	2011
Operating Activities:
Net income	$52,300	$67,599
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,560	11,529
Stock-based compensation expense	451	425
Deferred income taxes	3,865	526
Loss on available-for-sale securities	-	(4)
Gain on property, plant & equipment, net of retirements	39	-
Changes in operating assets and liabilities:
Accounts receivable	(19,749)	(19,575)
Inventories	(18,304)	(43,813)
Accounts payable and accrued expenses	7,553	(5,406)
Income taxes payable	16,541	17,609
Other assets	(9,305)	8,305
Other liabilities	(6,151)	(1,829)
Net cash provided by (used in) operating activities	38,800	35,366

Investing Activities:
Purchases of property and equipment	(5,169)	(15,294)
Purchases of investment securities	(237,686)	(362,712)
Sales and redemptions of available-for-sale securities	5,098	395
Sales and redemptions of investment securities	204,422	301,555
Proceeds from property, plant & equipment dispositions	2	-
Net cash used in investing activities	(33,333)	(76,056)

Financing Activities:
Dividends paid	(7,655)	(9,367)
Purchase of treasury stock	(1,000)	(1,555)
Proceeds from exercise of stock options	746	776
Excess tax benefit from stock-based payment arrangements	65	82
Net cash used in financing activities	(7,844)	(10,064)

Effect of exchange rate on cash	(354)	284

Increase (decrease) in cash and cash equivalents	(2,731)	(50,470)

Cash and cash equivalents at beginning of period	415,974	379,350

Cash and cash equivalents at end of period	$413,243	$328,880

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Critical Accounting Policies and Estimates:
We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. During the three month period ended June 30, 2011, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, or ASU 2011-15, which revises the manner in which companies present comprehensive income. Under ASU 2011-15, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the effect ASU 2011-15 will have on our consolidated financial statements and have not yet determined which method of presentation we will elect.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
	Three Months Ended June 30,
	2010	2011
Net Income	$52,300	$67,599
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,107	170,139
Basic earnings per share	$0.31	$0.40
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,107	170,139
Effect of stock options	360	466
Shares used in computing Diluted EPS (1)	170,467	170,605
Diluted Income per share	$0.31	$0.40

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,543 shares and 1,472 shares for the three months ended June 30, 2010 and 2011, respectively.

3.	Trade Accounts Receivable:
	March 31, 2011	June 30, 2011
Gross Accounts Receivable - Trade	$249,622	$274,506
Less:
Allowances for doubtful accounts	686	684
Stock rotation and ship from stock and debit	13,340	13,430
Sales returns and discounts	7,954	8,026
Total allowances	21,980	22,140
Net Accounts Receivable - Trade	$227,642	$252,366

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.
	Three Months Ended June 30,
	2010	2011
Allowances for doubtful accounts:
Beginning Balance	$563	$686
Charges	354	-
Applications	104	(2)
Ending Balance	$1,021	$684

	Three Months Ended June 30,
	2010	2011
Stock rotation and ship from stock and debit:
Beginning Balance	$11,964	$13,340
Charges	8,112	7,840
Applications	(6,850)	(7,750)
Ending Balance	$13,226	$13,430

	Three Months Ended June 30,
	2010	2011
Sales returns and discounts:
Beginning Balance	$6,681	$7,954
Charges	6,597	4,714
Applications	(5,738)	(4,642)
Translation and other	(32)	-
Ending Balance	$7,508	$8,026

4.	Fair Value:

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

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$2,747	$12	$2,305	$430
Available-for-sale investment securities - long-term	4,490	-	3,783	707
Assets held in the non-qualified deferred compensation program(1)	8,730	8,730	-	-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$17,505	$8,742	$7,626	$1,137

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,730	$8,730	$-	$-
Foreign currency derivatives(2)	1,851	-	1,851	-
Total	$10,581	$8,730	$1,851	$-

		Based on

	Fair Value at June 30, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$2,999	$3	$2,918	$78
Available-for-sale marketable securities - long-term	3,900	-	3,798	102
Assets held in the non-qualified deferred compensation program(1)	9,007	9,007	-	-
Foreign currency derivatives(2)	1,099	-	1,099	-
Total	$17,005	$9,010	$7,815	$180

		Based on
	Fair Value at June 30, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,007	$9,007	$-	$-
Foreign currency derivatives(2)	1,363	-	1,363	-
Total	$10,370	$9,007	$1,363	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability as the trust’s assets are available to us as general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the quarters ended June 30, 2010 and 2011, respectively.

Available-for-sale marketable securities
	Quarter ended June 30, 2010	Quarter ended June 30, 2011
Balance, March 31	$351	$1,137
Realized and unrealized gains/(losses) included in earnings	-	-
Unrealized gains/(losses) included in comprehensive income	(13)	(46)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(911)
Balance, end of period	$338	$180

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2011 and June 30, 2011, all of our forward contracts are Level 2 measurements.

5.	Financial Instruments and Investments in Securities:

At March 31, 2011 and June 30, 2011, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the quarter ended June 30, 2011, we recorded net gains of $39 to other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$19	$-	$20,019
Corporate bonds	43,967	39		44,006
Time deposits	334,947	1	-	334,948
Long-term investments:
Corporate bonds	20,843	-	(21)	20,822
U.S. government and agency securities	199,992	59	(978)	199,073
	$619,749	$118	$(999)	$618,868

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$53,830	$80	$(4)	$53,906
Commercial paper	57,719	54	(3)	57,770
Time Deposits	346,966	4	-	346,970
Long-term investments:
Corporate bonds	10,210	44	-	10,254
U.S. government and agency securities	212,534	210	(48)	212,696
	$681,259	$392	$(55)	$681,596

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
	June 30, 2011
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$458,515	$458,646
Due after one year through five years	222,744	222,950
Total	$681,259	$681,596

6.	Inventories:
	March 31, 2011	June 30, 2011
Finished goods	$120,723	$117,756
Work in process	92,680	99,383
Raw materials and supplies	283,092	325,084
	$496,495	$542,223

7.	Stock-Based Compensation:

There were 65 stock options exercised during the first quarter of fiscal year 2012 with a total intrinsic value of $259.

No additional options were granted during the quarter.

8.	Commitments and Contingencies:

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   An agreement between EPA, the City of New Bedford, and AVX is now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation with respect to federal law. Agreements with the state regulatory authorities have yet to be concluded. Remediation at the site has begun. Based on our own estimate of remediation costs, we accrued an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of our cost to remediate; however, until all parties agree and remediation is complete, we cannot be certain there will be no additional costs.

We currently have remaining reserves of approximately $23,183 at June 30, 2011 related to these various environmental matters discussed above.  Uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure: these costs could differ from our current estimates.

In July 2007, we received oral notification from the EPA, and in December 2007, written notification from the U.S. Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through October 22, 2010 were approximately $427,700, not all of which is subject to the reopener provisions. In March 2011, the EPA issued the Fourth Explanation of Significant Differences (ESD #4) that explains the planned changes to the existing remedial action plan for the harbor to include the use of confined aquatic disposal (CAD) cells, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage.  ESD #4, issued by the EPA, provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362,000 to $401,000, net present value, based on certain criteria included in the ESD.

We have not received complete documentation of past response costs from EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are continuing to investigate the claim as well as potential defenses and other actions respect to the site. In light of the foregoing, it is not reasonably possible to estimate a range of loss and accordingly, no accrual for costs has been recorded and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

During fiscal 2011, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford as well as a parallel case brought by the City of New Bedford containing substantially the same allegations.  These cases relate to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in these lawsuits. At this early stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, it is not reasonably possible to estimate a range of loss and accordingly, no accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, and cash flows cannot be determined at this time.

There are two suits pending with respect to property adjacent to the Company’s South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007 a suit was filed in the South Carolina State Court by certain individuals seeking certification as a class action which has not yet been determined.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, it is not reasonably possible to estimate a range of loss and accordingly, no accrual for costs has been recorded and the potential impact of either of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

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

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2011, we had no significant outstanding purchase commitments.

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

Comprehensive income includes the following components:

	Three Months Ended June 30,
	2010	2011
Net income	$52,300	$67,599
Other comprehensive income, net of income taxes:
Pension liability adjustment and other post-retirement benefits adjustment	442	492
Foreign currency translation adjustment	(24,444)	6,602
Foreign currency cash flow hedges	1,562	221
Unrealized gain (loss) on available-for-sale securities	42	39
Comprehensive income	$29,902	$74,953

10.	Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment's usage of the shared resources.  Cash, accounts receivable, investments in securities and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:
	Three Months Ended June 30,
	2010	2011
Net sales:
Passive Components	$243,575	$276,179
KDP and KKC Resale	108,469	113,268
KEC Resale	19,388	15,944
Total KED Resale	127,857	129,212
Interconnect	25,105	31,031
Total	$396,537	$436,422

	Three Months Ended June 30,
	2010	2011
Operating profit:
Passive Components	$70,246	$91,720
KED Resale	9,986	7,246
Interconnect	4,767	6,130
Research & development	(1,807)	(1,986)
Corporate administration	(11,050)	(9,558)
Total	$72,142	$93,552

	March 31, 2011	June 30, 2011
Assets:
Passive Components	$703,602	$740,396
KED Resale	63,706	60,406
Interconnect	44,315	51,984
Research & development	5,337	5,510
Cash, A/R and investments in securities	1,239,426	1,270,394
Goodwill - Passive components	152,255	152,262
Goodwill - Interconnect	10,277	10,277
Corporate administration	100,564	104,420
Total	$2,319,482	$2,395,649

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2010	2011
Net sales:
Americas	$126,236	$120,657
Europe	94,698	120,712
Asia	175,603	195,053
Total	$396,537	$436,422

11.	Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2010 and 2011:
	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2011	2010	2011
Service cost	$113	$133	$123	$121
Interest cost	436	435	1,570	1,613
Expected return on plan assets	(530)	(584)	(1,155)	(1,468)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	108	156	362	405
Net periodic pension cost	$130	$143	$900	$671

Based on current actuarial computations, during the quarter ended June 30, 2011, we made contributions of $1,940 to the international plans. We expect to make additional contributions of approximately $5,821 to the international plans, over the remainder of fiscal 2012.  We made no contributions to the U.S. plans during the current quarter, due to their funding status and we do not anticipate making any contributions during the remainder of the fiscal year..

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2011 and June 30, 2011, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,409

June 30, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$922	Accrued expenses	$1,146

For these derivatives designated as hedging instruments, during the fourth quarter ended March 31, 2011 and first quarter of fiscal 2012 ended June 30, 2011, net pretax gains of $238 and $890, respectively, were recognized in other comprehensive income. In addition, during the fourth quarter ended March 31, 2010 and first quarter ended June 30, 2011, net pretax gains of $1,162 and $2,642, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of $99 and $2,087, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the quarters ended June 30, 2011 and 2010, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2011 and June 30, 2011, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$662	Accrued expenses	$443

June 30, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$176	Accrued expenses	$217

For these derivatives not designated as hedging instruments during the fourth quarter ended March 31, 2011 and first quarter of fiscal 2012, gains of $3,775 and $875, respectively, on hedging contracts were recognized in other income (expense) which substantially offset the approximately $3,249 and $801 in exchange losses, respectively, that were recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2011 and June 30, 2011, we had outstanding foreign exchange contracts with additional amounts totaling $274,083 and $226,665, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Subsequent Event:

On July 21, 2011, the Board of Directors of the Company declared a $0.055 dividend per share of common stock with respect to the quarter ended June 30, 2011.  The dividend will be paid to stockholders of record on August 5, 2011 and will be disbursed on August 15, 2011.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2012, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2011, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

Any forward-looking statements by the Company are intended to speak as of the date thereof. We do not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.  All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  During the three month period ended June 30, 2011, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and inter-connect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera, and resold by AVX.  The Interconnect segment consists of Elco automotive, telecom and memory connectors manufactured by AVX Interconnect and KEC Resale connector products.

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

Results of Operations - Three Months Ended June 30, 2011 and 2010

Net income for the quarter ended June 30, 2011 was $67.6 million, or diluted earnings per share of $0.40, compared to net income of $52.3 million, or $0.31 diluted earnings per share, for the quarter ended June 30, 2010. This increase is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended June 30,
	2010	2011
Net Sales	$396,537	$436,422
Gross Profit	102,652	124,659
Operating Income	72,142	93,552
Net Income	52,300	67,599
Diluted Earnings per Share	$0.31	$0.40

Net sales in the three months ended June 30, 2011 increased $39.9 million, or 10.1%, to $436.4 million compared to $396.5 million in the three months ended June 30, 2010. This increase is a result of increased volumes across most of the markets we serve reflecting strong global demand for commercial and consumer electronic products. Compared to the same period last year, supply chain inventory levels have increased as distributor customers and product manufacturers increased purchases to meet end market demand and ensure product availability due to concerns arising from the crisis in Japan. Overall sales prices for our commodity components remained relatively steady during this first quarter.

The table below represents product group revenues for the three-month periods ended June 30, 2010 and June 30, 2011.

Sales Revenue	Three Months Ended June 30,
$(000's)	2010	2011
Ceramic Components	$55,622	$50,992
Tantalum Components	86,754	120,249
Advanced Components	101,199	104,938
Total Passive Components	243,575	276,179
KDP and KKC Resale	108,469	113,268
KEC Resale	19,388	15,944
Total KED Resale	127,857	129,212
AVX Interconnect	25,105	31,031
Total Revenue	$396,537	$436,422

Passive Component sales increased $32.6 million, or 13.4%, to $276.2 million in the three months ended June 30, 2011 from $243.6 million during the same quarter last year.  The sales increase in Passive Components reflects the overall strong demand for electronics across global markets as both consumers and manufacturers increased spending when compared to the same quarter last year. Compared to the same period last year, we saw improvement in many of the markets that we serve, particularly in automotive, avionics and telecommunications. Higher revenues from Advanced Components reflect the demand for value added products to meet the need for increased functionality of many end user electronic products.  The increase in sales of Tantalum Components is the result of higher sales unit volume in addition to higher average selling prices reflective of general concerns about the availability of, and higher cost for, raw material supplies. The decrease in sales of Ceramic Components reflects a lower volume of unit sales resulting from a decrease in the sale of commodity type components.

KDP and KKC Resale sales increased $4.8 million, or 4.4%, to $113.3 million in the three months ended June 30, 2011 compared to $108.5 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended June 30, 2011 is primarily attributable to an increase in unit sales volume in the Asian region due to higher end user demand, particularly in the telecommunications market.

Total Interconnect sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $2.5 million, or 5.6%, to $47.0 million in the three months ended June 30, 2011 compared to $44.5 million during the same period last year. This increase was primarily attributable to an increased demand in the automotive and telecommunications products sectors reflective of the increased electronic content in today’s automobiles and more sophisticated telecommunications products.

Our sales to independent electronic distributor customers represented 42% of total sales for the three months ended June 30, 2011, compared to 43% for the three months ended June 30, 2010.  Overall distributor inventories increased as distributors increased purchases to meet the increased end user demand and supply uncertainty when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $7.8 million, or 4.1% of gross sales to distributor customers, for the three months ended June 30, 2011 and $8.1 million, or 4.5% of gross sales to distributor customers, for the three months ended June 30, 2010.  Applications under such programs for the quarters ended June 30, 2011 and 2010 were approximately $7.7 million and $6.9 million, respectively.

Geographically, compared to the same period last year, sales increased 28% in Europe primarily as a result of stronger automotive demand and 11% in Asia primarily related to telecommunications and alternative power markets. Sales decreased 4% in the Americas compared to the same period last year. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales by approximately $17.8 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2011 was 28.6% of sales, or $124.7 million, compared to a gross profit margin of 25.9%, or $102.7 million, in the three months ended June 30, 2010. This overall increase is primarily attributable to an improved product mix and higher sales resulting from the demand for value added products designed to meet the needs of the increased sophistication and functionality in today’s electronic products partially offset by higher energy, labor and material costs. The improved gross margin percentage reflects our emphasis on productivity improvements and cost control. Costs due to currency movement of the U.S. dollar against certain foreign currencies were unfavorably impacted in the current quarter by approximately $12.8 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2011 were $31.1 million, or 7.1% of net sales, compared to $30.5 million, or 7.7% of net sales, in the three months ended June 30, 2010.  The overall decrease in selling, general and administrative expenses as a percentage of sales reflects the improved leverage on higher sales volumes when compared to the same quarter last year.  The higher total selling, general and administrative costs reflect an increase in selling costs due to increased activity when compared to the same quarter last year.

As a result of the above factors, income from operations increased $21.5 million to $93.6 million in the three months ended June 30, 2011 compared to $72.1 million in the three months ended June 30, 2010.

Other income decreased $0.9 million to $1.7 million in the three months ended June 30, 2011 compared to $2.6 million in the same period last year. This decrease is primarily due to favorable foreign currency activity in the quarter ended June 30, 2010.

Our effective tax rate for the period ended June 30, 2011 was 29.0% compared to 30.0% for the same period last year. This lower effective tax rate is primarily due to an increase in pre-tax income in lower tax rate jurisdictions when compared to the same quarter last year.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging in spite of the rebound in consumer and industrial market demand resulting in an increased global demand for our electronic component products.  Near term results for us will depend on overall global economic and geopolitical conditions and their impact on the markets that we serve.  We expect to see typical selling pricing pressure as electronic component product supply comes more in balance with demand as well as higher costs for labor, materials, supplies, and utilities.  We continue to focus on productivity and process improvements in conjunction with enhanced production capabilities in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global economic and geopolitical conditions change significantly, the overall impact on our customers, as well as end users demand for electronic products, could have a significant adverse impact on our near-term results.

Long-Term:

Although there is unpredictability in the near-term market as a result of the current economic and geopolitical conditions, we continue to be optimistic that opportunities for long-term growth and profitability will continue due to: (a) a projected increase in the long-term worldwide demand for electronic devices, which require electronic components such as the ones we sell, (b) a continuing focus on cost reductions and improvements in our production processes, (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities and (d) opportunities for strategic acquisitions.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of June 30, 2011, we had a current ratio of 6.7 to 1, $1,017.0 million of cash, cash equivalents and short-term and long-term investments in securities, $2,104.7 million of stockholders’ equity and no debt.

Net cash provided by operating activities was $35.4 million in the three months ended June 30, 2011 compared to $38.8 million of cash provided by operating activities in the three months ended June 30, 2010.  The decrease in operating cash flow compared to the same period last year was primarily a result of higher net income offset by a decrease in operating cash flows due to increased working capital requirements resulting from the higher volume of sales and related production as well as strategic purchases of certain raw materials. Decreased operating cash flows resulting from increased accounts receivable, accounts payable and inventory levels were partially offset by increased income taxes payable.

Purchases of property and equipment were $15.3 million in the three month period ended June 30, 2011 compared to $5.2 million in the three month period ended June 30, 2010. Expenditures were primarily in connection with the expansion of passive component and interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $30 - $40 million in fiscal 2012.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2011, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2011, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2011, we did not have any significant delivery contracts outstanding.

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

We currently have remaining environmental reserves for current remediation, compliance and legal costs totaling $23.2 million at June 30, 2011.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1 “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  Accordingly, the Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses and sales. There have been no material net changes in our exposure to its foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. See Note 12 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during our first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a PRP at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Annual Report Risk Factors”) for information regarding factors that could affect our results of operations, financial condition and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Annual Report Risk Factors, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
04/01/11 - 04/30/11	-	$-	-	7,117,131
05/01/11 - 05/31/11	60,000	15.94	60,000	7,057,131
06/01/11 - 06/30/11	40,000	14.95	40,000	7,017,131
Total	100,000	$15.45	100,000	7,017,131

(1)	Our Board of Directors have approved stock repurchase authorizations whereby up to 15,000,000 shares of common stock could be purchased from time to time at the discretion of management.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 8, 2011

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary