Form 10-Q
period 2011-09-30
AVX Corp
filed 2011-11-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or

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
Yes	No	X

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, par value $0.01 per share	169,865,187

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)
	March 31,	September 30,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$379,350	$278,020
Short-term investments in securities	398,914	460,612
Available-for-sale securities	2,747	2,629
Accounts receivable - trade	227,642	221,321
Accounts receivable - affiliates	6,141	1,331
Inventories	496,495	561,134
Deferred income taxes	39,355	39,186
Prepaid and other	51,471	44,861
Total current assets	1,602,115	1,609,094
Long-term investments in securities	220,835	278,299
Long-term available-for-sale securities	4,490	3,346
Property and equipment	1,462,702	1,464,348
Accumulated depreciation	(1,227,043)	(1,226,437)
	235,659	237,911
Goodwill	162,532	162,522
Intangible assets - net	82,612	80,416
Deferred income taxes- non-current	1,651	893
Other assets	9,588	9,467
Total Assets	$2,319,482	$2,381,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$46,255	$38,140
Accounts payable - affiliates	86,378	62,462
Income taxes payable	10,452	19,398
Accrued payroll and benefits	43,221	38,468
Accrued expenses	49,359	44,902
Total current liabilities	235,665	203,370
Pensions	18,028	14,823
Other liabilities	26,372	25,691
Total Liabilities	280,065	243,884
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	347,664	348,638
Retained earnings	1,729,507	1,840,316
Accumulated other comprehensive income	41,174	31,644
Treasury stock, at cost:	(80,692)	(84,298)
6,227 and 6,489 shares at March 31 and September 30, 2011, respectively
Total Stockholders' Equity	2,039,417	2,138,064
Total Liabilities and Stockholders' Equity	$2,319,482	$2,381,948

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,

	2010	2011	2010	2011
Net sales	$430,639	$404,767	$827,176	$841,189
Cost of sales	308,267	293,949	602,152	605,712
Gross profit	122,372	110,818	225,024	235,477
Selling, general and administrative expenses	29,860	29,307	60,370	60,414
Profit from operations	92,512	81,511	164,654	175,063
Other income (expense):
Interest income	1,645	1,882	3,327	3,377
Other, net	411	(1,909)	1,301	(1,746)
Income before income taxes	94,568	81,484	169,282	176,694
Provision for income taxes	26,677	19,565	49,091	47,176
Net income	$67,891	$61,919	$120,191	$129,518
Income per share:
Basic	$0.40	$0.36	$0.71	$0.76
Diluted	$0.40	$0.36	$0.71	$0.76

Dividends declared	$0.045	$0.075	$0.090	$0.130
Weighted average common shares outstanding:
Basic	169,956	169,968	170,031	170,053
Diluted	170,238	170,181	170,352	170,369

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)
Six Months Ended September 30,
	2010	2011
Operating Activities:
Net income	$120,191	$129,518
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,616	23,556
Stock-based compensation expense	902	966
Deferred income taxes	3,946	1,144
Loss on available-for-sale securities	70	228
Loss on property, plant & equipment, net of retirements	259	34
Changes in operating assets and liabilities:
Accounts receivable	(45,899)	11,126
Inventories	(49,802)	(68,331)
Accounts payable and accrued expenses	19,012	(39,704)
Income taxes payable	12,784	9,106
Other assets	(6,122)	4,730
Other liabilities	(6,955)	(4,254)
Net cash provided by operating activities	72,002	68,119

Investing Activities:
Purchases of property and equipment	(12,103)	(27,938)
Purchases of investment securities	(504,950)	(648,488)
Sales and redemptions of investment securities	411,619	529,190
Sales and redemptions of available-for-sale securities	7,445	690
Proceeds from property, plant & equipment dispositions	6	-
Net cash used in investing activities	(97,983)	(146,546)

Financing Activities:
Dividends paid	(15,316)	(18,709)
Purchase of treasury stock	(3,546)	(4,459)
Proceeds from exercise of stock options	796	778
Excess tax benefit from stock-based payment arrangements	73	82
Net cash used in financing activities	(17,993)	(22,308)

Effect of exchange rate on cash	155	(595)

Increase (decrease) in cash and cash equivalents	(43,819)	(101,330)

Cash and cash equivalents at beginning of period	415,974	379,350

Cash and cash equivalents at end of period	$372,155	$278,020

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include all accounts and subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Critical Accounting Policies and Estimates:
We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. During the three and six month periods ended September 30, 2011, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Updated (“ASU”) which amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The ASU is effective retrospectively for interim and annual periods beginning after December 15, 2011. We currently believe there will be no material impact on our consolidated financial statements upon adoption of this guidance.

In September 2011, the FASB issued an ASU which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We currently believe there will be no material impact on our consolidated financial statements upon adoption of this guidance.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:
	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Net Income	$67,891	$61,919	$120,191	$129,518
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,956	169,968	170,031	170,053
Basic earnings per share	$0.40	$0.36	$0.71	$0.76
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,956	169,968	170,031	170,053
Effect of stock options	282	213	321	316
Shares used in computing Diluted EPS (1)	170,238	170,181	170,352	170,369
Diluted Income per share	$0.40	$0.36	$0.71	$0.76

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,768 shares and 2,723 shares and 7,628 shares and 3,782 shares for the three and six months ended September 30, 2011 and 2010, respectively.

3.	Trade Accounts Receivable:
	March 31, 2011	September 30, 2011
Gross Accounts Receivable - Trade	$249,622	$243,497
Less:
Allowances for doubtful accounts	686	650
Stock rotation and ship from stock and debit	13,340	13,918
Sales returns and discounts	7,954	7,608
Total allowances	21,980	22,176
Net Accounts Receivable - Trade	$227,642	$221,321

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.
	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Allowances for doubtful accounts:
Beginning Balance	$1,021	$684	$563	$686
Charges	103	37	457	37
Applications	(486)	(71)	(382)	(73)
Ending Balance	$638	$650	638	650

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Stock rotation and ship from stock and debit:
Beginning Balance	$13,226	$13,430	$11,964	$13,340
Charges	8,428	6,809	16,540	14,649
Applications	(7,247)	(6,321)	(14,097)	(14,071)
Ending Balance	$14,407	$13,918	$14,407	$13,918

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Sales returns and discounts:
Beginning Balance	$7,508	$8,026	$6,681	$7,954
Charges	6,498	2,465	13,095	7,179
Applications	(6,717)	(2,888)	(12,455)	(7,530)
Translation and other	174	5	142	5
Ending Balance	$7,463	$7,608	$7,463	$7,608

4.	Fair Value:

Fair Value Hierarchy:

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

-	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

-
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

-	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$ 2,747	$ 12	$ 2,305	$ 430
Available-for-sale investment securities - long-term	4,490	-	3,783	707
Assets held in the non-qualified deferred compensation program(1)	8,730	8,730	-	-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$ 17,505	$ 8,742	$ 7,626	$ 1,137

Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 8,730	$ 8,730	$ -	$ -
Foreign currency derivatives(2)	1,851	-	1,851	-
Total	$ 10,581	$ 8,730	$ 1,851	$ -

		Based on

	Fair Value at September 30, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$ 2,629	$ 3	$ 2,550	$ 76
Available-for-sale marketable securities - long-term	3,346	-	3,247	99
Assets held in the non-qualified deferred compensation program(1)	8,663	8,663	-	-
Foreign currency derivatives(2)	2,534	-	2,534	-
Total	$ 17,172	$ 8,666	$ 8,331	$ 175

Based on
	Fair Value at September 30, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$ 8,663	$ 8,663	$ -	$ -
Foreign currency derivatives(2)	2,297	-	2,297	-
Total	$ 10,960	$ 8,663	$ 2,297	$ -

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended September 30, 2010 and 2011, respectively.

	Available-for-sale marketable securities
	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Balance, beginning of period	$ 338	$ 180	$ 351	$ 1,137
Realized and unrealized gains/(losses) included in earnings	-	-	-	-
Unrealized gains/(losses) included in comprehensive income	15	(5)	2	(51)
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or out of Level 3	(100)	-	(100)	(911)
Balance, end of period	$ 253	$ 175	$ 253	$ 175

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2011 and September 30, 2011, all of our forward contracts are Level 2 measurements.

5.	Financial Instruments and Investments in Securities:

At March 31, 2011 and September 30, 2011, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the three and six months ended September 30, 2011, we recorded net losses of $289 and $250, respectively, to other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$19	$-	$20,019
Corporate bonds	43,967	39		44,006
Time deposits	334,947	1	-	334,948
Long-term investments:
Corporate bonds	20,843	-	(21)	20,822
U.S. government and agency securities	199,992	59	(978)	199,073
	$619,749	$118	$(999)	$618,868

	September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$53,094	$25	$(31)	$53,088
Commercial paper	42,806	40	(1)	42,845
Time deposits	364,712	2	-	364,714
Long-term investments:
Time deposits	5,416	-	-	5,416
Corporate bonds	26,059	-	(148)	25,911
U.S. government and agency securities	246,824	222	(149)	246,897
	$738,911	$289	$(329)	$738,871

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
	September 30, 2011
	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$460,612	$460,647
Due after one year through five years	278,299	278,224
Total	$738,911	$738,871

6.	Inventories:
	March 31, 2011	September 30, 2011
Finished goods	$120,723	$113,629
Work in process	92,680	103,649
Raw materials and supplies	283,092	343,856
	$496,495	$561,134

7.	Stock-Based Compensation:

In July 2011, we granted 530 options to employees pursuant to the 2004 Stock Option Plan described in Note 10, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options is $3.17 and $14.54, respectively.

There were 65 stock options exercised during the first half of fiscal year 2012 with a total intrinsic value of $259.

8.	Commitments and Contingencies:

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with various sites at which remediation is required.  Because CERCLA imposes joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that any liability resulting from these sites will be apportioned among AVX and other PRPs.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   An agreement between EPA, the City of New Bedford, and AVX is now in place setting forth the nature of the remedy, the allocation of financial responsibility, and the schedule for remediation with respect to federal law. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. Initial work at the site is underway. Based on our own estimate of remediation costs, we accrued an estimate of the potential liability related to performance of certain environmental remediation actions at the Facility.  This accrual assumes the anticipated performance of certain remedial actions by the other parties. The accrual represents the estimate of our cost to remediate; however, until all parties agree and remediation is complete, we cannot be certain there will be no additional costs.

We currently have remaining reserves of approximately $21,349 at September 30, 2011 related to these various environmental matters discussed above.  Uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure: these costs could differ from our current estimates.

In 2007, we received notification from the EPA and the Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through October 22, 2010 were approximately $427,700, not all of which is subject to the reopener provisions. In March 2011, the EPA issued the Fourth Explanation of Significant Differences (ESD #4) that explains the planned changes to the existing remedial action plan for the harbor to include the use of confined aquatic disposal (CAD) cells, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage.  ESD #4, issued by the EPA, provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362,000 to $401,000, net present value, based on certain criteria included in the ESD.

We have not received complete documentation of past response costs from EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are continuing to investigate the claim as well as potential defenses and other actions with respect to the site. In light of the foregoing, it is not reasonably possible to estimate a range of loss and accordingly, no accrual for costs has been recorded and the potential impact of this matter on our financial position, results of operations, and cash flows cannot be determined at this time.

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

There are two suits pending with respect to property adjacent to the Company’s Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, it is not reasonably possible to estimate a range of loss and accordingly, no accrual for costs has been recorded and the potential impact of either of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

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

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2011, we had no significant outstanding purchase commitments.

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

Comprehensive income includes the following components:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Net income	$67,891	$61,919	$120,191	$129,518
Other comprehensive income, net of income taxes:
Pension liability adjustment	284	79	726	572
Foreign currency translation adjustment	31,993	(17,212)	7,549	(10,610)
Foreign currency cash flow hedges	201	536	1,763	758
Unrealized gain (loss) on available-for-sale securities	127	(289)	169	(250)
Comprehensive income	$100,496	$45,033	$130,398	$119,988

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:
	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Net sales:
Passive Components	$270,378	$245,834	$513,953	$522,013
KDP and KKC Resale	117,976	113,315	226,445	226,583
KEC Resale	17,873	13,974	37,261	29,918
Total KED Resale	135,849	127,289	263,706	256,501
Interconnect	24,412	31,644	49,517	62,675
Total	$430,639	$404,767	$827,176	$841,189

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Operating profit:
Passive Components	$88,429	$81,344	$158,675	$173,064
KED Resale	8,189	4,156	18,175	11,402
Interconnect	4,911	6,193	9,678	12,323
Research & development	(1,865)	(1,074)	(3,672)	(3,060)
Corporate administration	(7,152)	(9,108)	(18,202)	(18,666)
Total	$92,512	$81,511	$164,654	$175,063

	March 31, 2011	September 30, 2011
Assets:
Passive Components	$703,602	$766,701
KED Resale	63,706	47,411
Interconnect	44,315	53,996
Research & development	5,337	5,790
Cash, A/R and investments in securities	1,239,426	1,245,558
Goodwill - Passive components	152,255	152,244
Goodwill - Interconnect	10,277	10,277
Corporate administration	100,564	99,971
Total	$2,319,482	$2,381,948

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Net sales:
Americas	$133,914	$108,589	$260,150	$229,246
Europe	101,985	111,160	196,683	231,872
Asia	194,740	185,018	370,343	380,071
Total	$430,639	$404,767	$827,176	$841,189

11.	Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September 30, 2010 and 2011:
	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2011	2010	2011
Service cost	$113	$133	$123	$121
Interest cost	436	435	1,570	1,613
Expected return on plan assets	(530)	(584)	(1,155)	(1,468)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	108	156	362	405
Net periodic pension cost	$130	$143	$900	$671

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2010	2011	2010	2011
Service cost	$226	$266	$246	$242
Interest cost	872	870	3,140	3,226
Expected return on plan assets	(1,060)	(1,168)	(2,310)	(2,936)
Amortization of prior service cost	6	6	-	-
Recognized actuarial loss	216	312	724	810
Net periodic pension cost	$260	$286	$1,800	$1,342

Based on current actuarial computations, during the six months ended September 30, 2011, we made contributions of $3,930 to the international plans. We expect to make additional contributions of approximately $3,900 to the international plans over the remainder of fiscal 2012.  We made no contributions to the U.S. plans during the first half of fiscal 2012, due to their funding status and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2011 and September 30, 2011, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.
March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,409

September 30, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,331	Accrued expenses	$1,886

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2011, net pretax gains of $2,507 and $3,397, respectively, were recognized in other comprehensive income. In addition, during the three and six months ended September 30, 2011, net pretax gains of $2,290 and $4,932, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of $452 and $2,539, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the three and six months ended September 30, 2011, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2011 and September 30, 2011, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$662	Accrued expenses	$443

September 30, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$203	Accrued expenses	$410

For these derivatives not designated as hedging instruments during the three and six months ended September 30, 2011, gains of $1,733 and $2,608, respectively, on hedging contracts were recognized in other income (expense) which substantially offset the approximately $2,714 and $3,515 in exchange losses, respectively, that were recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2011 and September 30, 2011, we had outstanding foreign exchange contracts with additional amounts totaling $274,083 and $224,028, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Subsequent Event:

On October 25, 2011, our Board of Directors declared a $0.075 dividend per share of common stock with respect to the quarter ended September 30, 2011.  The dividend will be paid to stockholders of record on November 7, 2011 and will be disbursed on November 18, 2011.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  During the three and six month periods ended September 30, 2011, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

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

Results of Operations - Three Months Ended September 30, 2011 and 2010

Net income for the quarter ended September 30, 2011 was $61.9 million, or diluted earnings per share of $0.36, compared to net income of $67.9 million, or $0.40 diluted earnings per share, for the quarter ended September 30, 2010.

in thousands, except per share data	Three Months Ended September 30,
	2010	2011
Net Sales	$430,639	$404,767
Gross Profit	122,372	110,818
Operating Income	92,512	81,511
Net Income	67,891	61,919
Diluted Earnings per Share	$0.40	$0.36

Net sales in the three months ended September 30, 2011 decreased $25.8 million, or 6.0%, to $404.8 million compared to $430.6 million in the three months ended September 30, 2010. This decrease is a result of lower volumes reflecting lower sales to our distribution and other customers due to their desire to realign their inventory levels that resulted from the apparent inventory bubble created during the crisis in Japan earlier in the year, partially offset by stronger sales in the automotive sector. Overall sales prices for our commodity components remained relatively steady during this second quarter.

The table below represents product group revenues for the three-month periods ended September 30, 2010 and September 30, 2011.

Sales Revenue	Three Months Ended September 30,
$(000's)	2010	2011
Ceramic Components	$59,927	$45,687
Tantalum Components	106,210	104,227
Advanced Components	104,241	95,920
Total Passive Components	270,378	245,834
KDP and KKC Resale	117,977	113,315
KEC Resale	17,872	13,974
Total KED Resale	135,849	127,289
AVX Interconnect	24,412	31,644
Total Revenue	$430,639	$404,767

Passive Component sales decreased $24.6 million, or 9.1%, to $245.8 million in the three months ended September 30, 2011 from $270.4 million during the same quarter last year.  The sales decrease in Passive Components reflects the overall lower demand for electronics across global markets as both consumers and manufacturers decreased spending as a result of global economic uncertainty when compared to the same quarter last year. Compared to the same period last year, we saw lower sales in many of the markets we serve, particularly in the industrial and consumer markets. Those declines were partially offset by higher demand in the automotive market.  Lower revenues from Advanced, Ceramic and Tantalum Components also reflect the overall lower demand due to an inventory correction by our distributor and other customers as they realigned inventories resulting from the inventory bubble resulting from the crisis in Japan earlier in the year.

KDP and KKC Resale sales decreased $4.7 million, or 4.0%, to $113.3 million in the three months ended September 30, 2011 compared to $118.0 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended September 30, 2011 is primarily attributable to a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the consumer market.

Total Interconnect sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $3.3 million, or 7.9%, to $45.6 million in the three months ended September 30, 2011 compared to $42.3 million during the same period last year. This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 38% of total sales for the three months ended September 30, 2011, compared to 43% for the three months ended September 30, 2010.  This decrease in sales is a result of distributors reducing purchases to realign inventory balances that resulted from the inventory bubble created during the crisis in Japan earlier in the year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $6.8 million, or 4.3% of gross sales to distributor customers, for the three months ended September 30, 2011 and $8.4 million, or 4.4% of gross sales to distributor customers, for the three months ended September 30, 2010.  Applications under such programs for the quarters ended September 30, 2011 and 2010 were approximately $6.3 million and $7.2 million, respectively.

Geographically, compared to the same period last year, sales increased 9.0% in Europe primarily as a result of stronger automotive sales.  Sales decreased 5.0% in Asia primarily related to the telecommunications market and 18.9% in the Americas compared to the same period last year. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $14.7 million when compared to the same quarter last year.

Gross profit in the three months ended September 30, 2011 was 27.4% of sales, or $110.8 million, compared to a gross profit margin of 28.4%, or $122.4 million, in the three months ended September 30, 2010. This overall decrease is primarily attributable to lower sales and increased costs for materials. In addition, costs due to currency movement of the U.S. dollar against certain foreign currencies were unfavorably impacted in the current quarter by approximately $20.9 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended September 30, 2011 remained steady at $29.3 million, or 7.2% of net sales, compared to $29.9 million, or 6.9% of net sales, in the three months ended September 30, 2010.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of the lower sales when compared to the same quarter last year.

As a result of the above factors, income from operations decreased $11.0 million to $81.5 million in the three months ended September 30, 2011 compared to $92.5 million in the three months ended September 30, 2010.

Other income decreased $2.1 million in the three months ended September 30, 2011 compared to the same period last year. This decrease is primarily due to slightly higher interest income, offset by unfavorable foreign currency activity in the quarter ended September 30, 2010.

Our effective tax rate for the quarter ended September 30, 2011 was 24.0% compared to 28.2% for the same period last year. This lower effective tax rate is primarily due to a 2% decrease in the overall effective tax rate for the year resulting from a shift in income in different tax jurisdictions.

Results of Operations – Six Months Ended September 30, 2011 and 2010

Net income for the six months ended September 30, 2011 was $129.5 million, or diluted earnings per share of $0.76, compared to $120.2 million, or $0.71 diluted earnings per share, for the six months ended September 30, 2010.

in thousands, except per share data	Six Months Ended September 30,
	2010	2011
Net Sales	$827,176	$841,189
Gross Profit	225,024	235,477
Operating Income	164,654	175,063
Net Income	120,191	129,518
Diluted Earnings per Share	$0.71	$0.76

Net sales in the six months ended September 30, 2011 increased $14.0 million, or 1.7%, to $841.2 million compared to sales of $827.2 million in the six months ended September 30, 2010.  This increase is a result of higher volumes for tantalum components and interconnect products. Supply chain inventory levels increased during the six months ended September 30, 2011 as distributor customers and product manufacturers increased inventory purchases during the first half of the six month period to meet the increased demand in the market and in reaction to the crisis in Japan disrupting the industry supply chain. Overall sales prices remained steady during the first six months of the current fiscal year when compared to the same six-month period last year.

The table below represents product group revenues for the six-month periods ended September 30, 2010 and September 30, 2011.

Sales Revenue	Six Months Ended September 30,
$(000's)	2010	2011
Ceramic Components	$115,549	$96,679
Tantalum Components	192,964	224,476
Advanced Components	205,440	200,858
Total Passive Components	513,953	522,013
KDP and KKC Resale	226,446	226,583
KEC Resale	37,260	29,918
Total KED Resale	263,706	256,501
AVX Interconnect	49,517	62,675
Total Revenue	$827,176	$841,189

Passive Component sales increased $8.0 million, or 1.6%, to $522.0 million in the six months ended September 30, 2011 compared to sales of $514.0 million during the same period last year. The sales increase in Passive Components reflects the overall demand increase for tantalum components when compared to the same six-month period last year. Compared to the same six-month period last year, we saw improvement in the automotive market, partially offset by lower demand in the consumer and industrial markets. Lower revenues from Ceramic and Advanced Components reflect the decreased demand primarily resulting from the uncertainty in global economic conditions. The increase in sales of Tantalum Components reflects an increase in the volume of units sold as customers reacted to the tight supply situation, in addition to higher average selling prices, when compared to the six months ended September 30, 2010.

KDP and KKC Resale sales increased slightly to $226.6 million in the six months ended September 30, 2011 compared to $226.4 million during the same period last year.

Total Connector sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $5.8 million, or 6.7%, to $92.6 million in the six months ended September 30, 2011 compared to $86.8 million during the same period last year.  This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today's automobiles.

Our sales to independent electronic distributor customers represented 39.7% of total sales for the six months ended September 30, 2011, compared to 42.9% for the six months ended September 30, 2010.  This decrease in sales is a result of distributor customers reducing purchases during the second half of the six month period ended September 30, 2011 to realign inventory balances that resulted from the inventory bubble created as a result of the crisis in Japan earlier in the year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $14.6 million, or 4.2% of gross sales to distributor customers, for the six months ended September 30, 2011 and $16.5 million, or 4.5% of gross sales to distributor customers, for the six months ended September 30, 2010. Applications under such programs for the six months ended September 30, 2011 and 2010 were approximately $14.0 million and $14.1 million, respectively.

Geographically, compared to the same period last year, sales increased 17.9% in Europe primarily as a result of stronger automotive sales and 2.6% in Asia.  Sales decreased 11.9% in the Americas. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $32.4 million when compared to the same six month period last year.

Gross profit in the six months ended September 30, 2011 was 28.0% of sales, or $235.5 million compared to a gross profit margin of 27.2%, or $225.0 million, in the six months ended September 30, 2010. This overall increase is primarily attributable to an improved product mix and higher sales of tantalum components and interconnect products when compared to the same six months period last year.  The improved gross margin percentage also reflects our focus on higher margin value-added products in addition to the movement of the U.S. dollar against certain foreign currencies which resulted in an unfavorable impact of approximately $33.7 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2011 were $60.4 million, or 7.2% of net sales, compared to $60.4 million, or 7.3% of net sales, in the six months ended September 30, 2010.

As a result of the above factors, income from operations increased $10.5 million to $175.1 million in the six months ended September 30, 2011 compared to $164.6 million in the six months ended September 30, 2010.

Other income decreased $3.0 million to $1.6 million in the six months ended September 30, 2011 compared to $4.6 million in the same period last year. This decrease is primarily due to lower interest income resulting from lower interest rates on cash and securities investment balances and higher net currency exchange losses for the first half of this fiscal year when compared to the same six month period last year.

Our effective tax rate for the six-month period ended September 30, 2010 was 26.7% compared to 29.0% for the same period last year. This lower effective tax rate is primarily due to a shift in income to different tax jurisdictions when compared to the same period last year.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging as the uncertainty resulting from fiscal issues in Europe and other global uncertainties.  Near term results for us will depend on overall global economic and geopolitical conditions and their impact on the markets that we serve.  We expect to see typical selling pricing pressure as electronic component product supply comes more in balance with demand as well as higher costs for labor, materials, supplies, and utilities.  We continue to focus on productivity and process improvements in conjunction with enhanced production capabilities in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global economic and geopolitical conditions change significantly, the overall impact on our customers, as well as end users demand for electronic products, could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of September 30, 2011, we had a current ratio of 7.9 to 1, $1,022.9 million of cash, cash equivalents and short-term and long-term investments in securities, $2,138.1 million of stockholders’ equity and no debt.

As of September 30, 2011, we had cash, cash equivalents and short-term and long-term investments in securities of $1,022.9 million, of which $569.2 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., we would incur significant income taxes to repatriate cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue its intended business strategy.

Net cash provided by operating activities was $68.1 million for the six months ended September 30, 2011 compared to $72.0 million of cash provided by operating activities for the six months ended September 30, 2010.  The decrease in operating cash flow compared to the same period last year was primarily a result of higher net income offset by increased working capital requirements resulting from the strategic purchases of certain raw materials. Decreased operating cash flows resulting from increased accounts payable and inventory levels were partially offset by lower accounts receivable and increased income taxes payable.

Purchases of property and equipment were $27.9 million during the first half of fiscal 2012 compared to $12.1 million during the first half of fiscal 2011. Expenditures were primarily in connection with the expansion of passive component and interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $30 - $35 million in fiscal 2012.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2011, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of September 30, 2011, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2011, we did not have any significant delivery contracts outstanding.

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

We currently have remaining environmental reserves for current remediation, compliance and legal costs totaling $21.3 million at September 30, 2011.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in our internal control over financial reporting during our first half of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
07/01/11 - 07/31/11	-	$ -	-	7,017,131
08/01/11 - 08/31/11	162,000	12.96	162,000	6,855,131
09/01/11 - 09/30/11	65,000	12.38	65,000	6,790,131
Total	227,000	$ 12.79	227,000	6,790,131

(1)
Our Board of Directors have approved stock repurchase authorizations whereby up to 15,000,000 shares of common stock could be purchased from time to time in the open market at the discretion of management.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 8, 2011

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary