Form 10-Q
period 2011-12-31
AVX Corp
filed 2012-02-08
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at February 3, 2012
Common Stock, par value $0.01 per share	169,719,479

AVX CORPORATION

AVX Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$379,350	$437,273
Short-term investments in securities	398,914	424,374
Available-for-sale securities	2,747	-
Accounts receivable - trade	227,642	189,153
Accounts receivable - affiliates	6,141	1,550
Inventories	496,495	579,288
Deferred income taxes	39,355	39,385
Prepaid and other	51,471	37,816
Total current assets	1,602,115	1,708,839
Long-term investments in securities	220,835	187,049
Long-term available-for-sale securities	4,490	-
Property and equipment	1,462,702	1,412,266
Accumulated depreciation	(1,227,043)	(1,181,971)
	235,659	230,295
Goodwill	162,532	162,510
Intangible assets - net	82,612	79,319
Deferred income taxes	1,651	11,530
Other assets	9,588	10,437
Total Assets	$2,319,482	$2,389,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$46,255	$38,431
Accounts payable - affiliates	86,378	61,549
Income taxes payable	10,452	13,727
Accrued payroll and benefits	43,221	37,961
Accrued expenses	49,359	46,930
Total current liabilities	235,665	198,598
Pensions	18,028	12,701
Deferred income taxes	-	9,584
Other liabilities	26,372	25,173
Total Liabilities	280,065	246,056
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares
Additional paid-in capital	347,664	349,062
Retained earnings	1,729,507	1,864,449
Accumulated other comprehensive income	41,174	14,804
Treasury stock, at cost:	(80,692)	(86,156)
6,227 and 6,632 shares at March 31 and December 31, 2011, respectively
Total Stockholders' Equity	2,039,417	2,143,923
Total Liabilities and Stockholders' Equity	$2,319,482	$2,389,979

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Net sales	$405,862	$340,865	$1,233,038	$1,182,054
Cost of sales	291,265	262,533	893,417	868,245
Gross profit	114,597	78,332	339,621	313,809
Selling, general and administrative expenses	31,825	28,117	92,195	88,531
Profit from operations	82,772	50,215	247,426	225,278
Other income (expense):
Interest income	1,677	1,841	5,004	5,064
Other, net	833	(820)	2,134	(2,412)
Income before income taxes	85,282	51,236	254,564	227,930
Provision for income taxes	24,730	14,365	73,821	61,541
Net income	$60,552	$36,871	$180,743	$166,389
Income per share:
Basic	$0.36	$0.22	$1.06	$0.98
Diluted	$0.36	$0.22	$1.06	$0.98

Dividends declared	$0.045	$0.075	$0.145	$0.205
Weighted average common shares outstanding:
Basic	169,929	169,795	169,997	169,967
Diluted	170,326	169,964	170,335	170,216

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Nine Months Ended December 31,
	2010	2011
Operating Activities:
Net income	$180,743	$166,389
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	35,607	35,059
Stock-based compensation expense	1,354	1,391
Deferred income taxes	4,034	1,081
Loss on available-for-sale securities	57	572
Loss on property, plant & equipment, net of retirements	300	155
Changes in operating assets and liabilities:
Accounts receivable	(20,383)	43,012
Inventories	(86,014)	(91,329)
Accounts payable and accrued expenses	(426)	(37,260)
Income taxes payable	15,067	2,759
Other assets	(5,328)	(4,714)
Other liabilities	713	3,893
Net cash provided by operating activities	125,724	121,008

Investing Activities:
Purchases of property and equipment	(19,221)	(38,575)
Purchases of investment securities	(778,008)	(838,871)
Sales and maturities of investment securities	604,071	846,718
Sales of available-for-sale securities	8,010	5,686
Proceeds from property, plant & equipment dispositions	6	-
Net cash used in investing activities	(185,142)	(25,042)

Financing Activities:
Dividends paid	(22,955)	(31,447)
Purchase of treasury stock	(5,799)	(6,331)
Proceeds from exercise of stock options	4,284	791
Excess tax benefit from stock-based payment arrangements	361	83
Net cash used in financing activities	(24,109)	(36,904)

Effect of exchange rate on cash	(58)	(1,139)

Increase (decrease) in cash and cash equivalents	(83,585)	57,923

Cash and cash equivalents at beginning of period	415,974	379,350

Cash and cash equivalents at end of period	$332,389	$437,273

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share data)

1.	Basis of Presentation:

Our consolidated financial statements of AVX Corporation and subsidiaries include (“AVX” or the “Company”) all accounts and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results and cash flows for the periods presented.  Operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. During the three and nine month periods ended December 31, 2011, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

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

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period.  Stock options are the only common stock equivalents currently used in our calculation and are computed using the treasury stock method.

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Net Income	$60,552	$36,871	$180,743	$166,389
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,929	169,795	169,997	169,967
Basic earnings per share	$0.36	$0.22	$1.06	$0.98
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,929	169,795	169,997	169,967
Effect of stock options	397	169	338	249
Shares used in computing Diluted EPS (1)	170,326	169,964	170,335	170,216
Diluted Income per share	$0.36	$0.22	$1.06	$0.98

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 7,264 shares and 3,488 shares and 3,204 shares and 2,506 shares for the three and nine months ended December 31, 2010 and 2011, respectively.

3.	Trade Accounts Receivable:

	March 31, 2011	December 31, 2011
Gross Accounts Receivable - Trade	$249,622	$211,044
Less:
Allowances for doubtful accounts	686	715
Stock rotation and ship from stock and debit	13,340	13,437
Sales returns and discounts	7,954	7,739
Total allowances	21,980	21,891
Net Accounts Receivable - Trade	$227,642	$189,153

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Allowances for doubtful accounts:
Beginning Balance	$638	$650	$563	$686
Charges	14	(65)	471	(28)
Applications	45	130	(337)	57
Ending Balance	$697	$715	$697	$715

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Stock rotation and ship from stock and debit:
Beginning Balance	$14,407	$13,918	$11,964	$13,340
Charges	8,931	6,812	25,471	21,461
Applications	(8,903)	(7,500)	(23,000)	(21,571)
Translation and other	-	207	-	207
Ending Balance	$14,435	$13,437	$14,435	$13,437

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Sales returns and discounts:
Beginning Balance	$7,463	$7,608	$6,681	$7,954
Charges	7,823	6,741	20,918	13,920
Applications	(6,972)	(6,466)	(19,427)	(13,996)
Translation and other	(146)	(144)	(4)	(139)
Ending Balance	$8,168	$7,739	$8,168	$7,739

4.	Fair Value:

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

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$2,747	$12	$2,305	$430
Available-for-sale investment securities - long-term	4,490	-	3,783	707
Assets held in the non-qualified deferred compensation program(1)	8,730	8,730	-	-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$17,505	$8,742	$7,626	$1,137

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,730	$8,730	$-	$-
Foreign currency derivatives(2)	1,851	-	1,851	-
Total	$10,581	$8,730	$1,851	$-

		Based on

	Fair Value at December 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale marketable securities - short-term	$-	$-	$-	$-
Available-for-sale marketable securities - long-term	-	-	-	-
Assets held in the non-qualified deferred compensation program(1)	8,658	8,658	-	-
Foreign currency derivatives(2)	1,598	-	1,598	-
Total	$10,256	$8,658	$1,598	$-

		Based on
	Fair Value at December 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,658	$8,658	$-	$-
Foreign currency derivatives(2)	2,564	-	2,564	-
Total	$11,222	$8,658	$2,564	$-

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended December 31, 2010 and 2011, respectively.

	Available-for-sale marketable securities
	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Balance, beginning of period	$253	$175	$351	$1,137
Unrealized gains/(losses) included in comprehensive income	(73)	-	(71)	-
Purchases, issuances and settlements	-	(175)	-	(1,137)
Transfers in and/or out of Level 3	-	-	(100)	-
Balance, end of period	$180	$-	$180	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2011 and December 31, 2011, all of our forward contracts are Level 2 measurements.

5.	Financial Instruments and Investments in Securities:

At March 31, 2011 and December 31, 2011, we classified investments in debt securities and time deposits either as available-for-sale or held-to-maturity.

Available-for-sale investments are recorded at fair value. The securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  At December 31, 2011, there were no recorded net gains or losses in other comprehensive income related to these securities.  See Notes 4 and 9 for additional disclosures related to these available-for-sale securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost were as follows:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$19	$-	$20,019
Corporate bonds	43,967	39		44,006
Time deposits	334,947	1	-	334,948
Long-term investments:
Corporate bonds	20,843	-	(21)	20,822
U.S. government and agency securities	199,992	59	(978)	199,073
	$619,749	$118	$(999)	$618,868

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$42,442	$8	$(9)	$42,441
Commercial paper	29,672	14	(2)	29,684
Time deposits	352,260	-	-	352,260
Long-term investments:
Corporate bonds	35,244	58	(161)	35,141
U.S. government and agency securities	151,805	87	(80)	151,812
	$611,423	$167	$(252)	$611,338

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$424,374	$424,385
Due after one year through five years	187,049	186,953
Total	$611,423	$611,338

6.	Inventories:

	March 31, 2011	December 31, 2011
Finished goods	$120,723	$133,320
Work in process	92,680	100,245
Raw materials and supplies	283,092	345,723
	$496,495	$579,288

7.	Stock-Based Compensation:

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

There were 66 stock options exercised during the nine month period ended December 31, 2011 with a total intrinsic value of $265.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1,600 (subsequently reduced to $900) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   AVX has substantially completed its obligations pursuant to an agreement between the EPA, the City of New Bedford and AVX with respect to federal law. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. Based on our own estimate of remediation costs, we have accrued an estimate of the potential liability related to performance of such environmental remediation actions at the Facility.  The accrual represents the estimate of our cost to remediate; however, until all parties agree and remediation is complete, we cannot be certain there will be no additional costs.

We currently have remaining reserves of approximately $20,323 at December 31, 2011 related to these various environmental matters discussed above.  Uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure: these costs could differ from our current estimates.

In 2007, we received notification from the EPA and the Department of Justice indicating that the United States is preparing to exercise the reopener provision under a 1991 consent decree relating to the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts.  In 1991, in connection with that consent decree, we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, the harbor in settlement with the EPA and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.  The EPA has indicated that remediation costs through October 22, 2010 were approximately $427,700, not all of which is subject to the reopener provisions. In March 2011, the EPA issued the Fourth Explanation of Significant Differences (“ESD #4”) that explains the planned changes to the existing remedial action plan for the harbor to include the use of confined aquatic disposal (“CAD”) cells, along with interim off-site transportation and disposal of contaminated dredge spoils, and the continued use of on-site storage.  ESD #4, issued by the EPA, provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362,000 to $401,000, net present value, based on certain criteria included in the ESD.

We have not received complete documentation of past response costs from the EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately allocated to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts. We are continuing to investigate the claim as well as potential defenses and other actions with respect to the site. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this notification on our financial position, results of operations, and cash flows cannot be determined at this time.

During fiscal 2011, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford as well as a parallel case brought by the City of New Bedford containing substantially the same allegations.  These cases relate to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, and cash flows cannot be determined at this time.

There are two suits pending with respect to property adjacent to the Company’s Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, and cash flows cannot be determined at this time.

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

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2011, we had no significant outstanding purchase commitments.

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

Comprehensive income includes the following components:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Net income	$60,552	$36,871	$180,743	$166,389
Other comprehensive income, net of income taxes:
Pension liability adjustment	720	459	1,446	1,031
Foreign currency translation adjustment	(11,190)	(16,270)	(3,642)	(26,879)
Foreign currency cash flow hedges	(757)	(1,194)	1,006	(436)
Unrealized gain (loss) on available-for-sale securities	150	164	319	(86)
Comprehensive income	$49,475	$20,030	$179,872	$140,019

10.	Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Net sales:
Passive Components	$258,579	$209,370	$772,532	$731,383
KDP and KKC Resale	105,977	87,456	332,422	314,039
KEC Resale	14,768	13,003	52,029	42,921
Total KED Resale	120,745	100,459	384,451	356,960
Interconnect	26,538	31,036	76,055	93,711
Total	$405,862	$340,865	$1,233,038	$1,182,054

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Operating profit:
Passive Components	$86,663	$52,343	$245,338	$225,407
KED Resale	5,993	2,340	24,168	13,742
Interconnect	4,765	5,588	14,443	17,911
Research & development	(1,854)	(1,824)	(5,526)	(4,884)
Corporate administration	(12,795)	(8,232)	(30,997)	(26,898)
Total	$82,772	$50,215	$247,426	$225,278

	March 31, 2011	December 31, 2011
Assets:
Passive Components	$703,602	$766,890
KED Resale	63,706	60,337
Interconnect	44,315	48,033
Research & development	5,337	6,015
Cash, A/R and investments in securities	1,239,426	1,239,399
Goodwill - Passive components	152,255	152,233
Goodwill - Interconnect	10,277	10,277
Corporate administration	100,564	106,795
Total	$2,319,482	$2,389,979

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Net sales:
Americas	$124,593	$94,098	$384,743	$323,344
Europe	96,333	93,599	293,016	325,471
Asia	184,936	153,168	555,279	533,239
Total	$405,862	$340,865	$1,233,038	$1,182,054

11.	Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December 31, 2010 and 2011:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2010	2011	2010	2011
Service cost	$113	$133	$123	$121
Interest cost	436	435	1,570	1,613
Expected return on plan assets	(530)	(584)	(1,155)	(1,468)
Amortization of prior service cost	3	3	-	-
Recognized actuarial loss	108	156	362	405
Net periodic pension cost	$130	$143	$900	$671

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2010	2011	2010	2011
Service cost	$339	$399	$369	$363
Interest cost	1,308	1,305	4,710	4,839
Expected return on plan assets	(1,590)	(1,752)	(3,465)	(4,404)
Amortization of prior service cost	9	9	-	-
Recognized actuarial loss	324	468	1,086	1,215
Net periodic pension cost	$390	$429	$2,700	$2,013

Based on current actuarial computations, during the nine months ended December 31, 2011, we made contributions of $5,864 to the international plans. We expect to make additional contributions of approximately $1,907 to the international plans over the remainder of fiscal 2012.  Due to their funded status, we made no contributions to the U.S. plans during the nine month period ended December 31, 2011 and do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2011 and December 31, 2011, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,409

December 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,206	Accrued expenses	$2,288

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2011, net pretax loss of $2,535 and gain of $862, respectively, were recognized in other comprehensive income. In addition, during the three and nine months ended December 31, 2011, net pretax loss of $2,461 and gain of $2,471, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gain of $1,574 and loss of $964, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the three and nine months ended December 31, 2011, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2011 and December 31 2011, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$662	Accrued expenses	$443

December 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$392	Accrued expenses	$276

For these derivatives not designated as hedging instruments during the three and nine months ended December 31, 2011, gains of zero and $2,608, respectively, on hedging contracts were recognized in other income (expense) which substantially offset the approximately $662 and $4,177 in exchange losses, respectively, that were recognized in other income (expense) in the accompanying Statement of Operations.

At March 31, 2011 and December 31, 2011, we had outstanding foreign exchange contracts with additional amounts totaling $274,083 and $218,489, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Subsequent Event:

On February 7, 2012, our Board of Directors declared a $0.075 dividend per share of common stock with respect to the quarter ended December 31, 2011.  The dividend will be paid to stockholders of record on February 20, 2012 and will be disbursed on March 9, 2012.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  During the three and nine month periods ended December 31, 2011, except as noted in Note 1, “Critical Accounting Policies and Estimates”, of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, there were no significant changes to any critical accounting policies, judgments involved in applying those policies or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales and distribution facilities located throughout the world which are divided into three main geographic regions: the Americas, Asia and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale and Connectors.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists of Elco automotive, telecom and memory connectors manufactured by AVX Interconnect and KEC Resale connector products.

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

Results of Operations - Three Months Ended December 31, 2011 and 2010

Net income for the quarter ended December 31, 2011 was $36.9 million, or diluted earnings per share of $0.22, compared to net income of $60.6 million, or $0.36 diluted earnings per share, for the quarter ended December 31, 2010.  This decrease is a result of the factors set forth below.

in thousands, except per share data	Three Months Ended December 31,
	2010	2011
Net Sales	$405,862	$340,865
Gross Profit	114,597	78,332
Operating Income	82,772	50,215
Net Income	60,552	36,871
Diluted Earnings per Share	$0.36	$0.22

Net sales in the three months ended December 31, 2011 decreased $65.0 million, or 16.0%, to $340.9 million compared to $405.9 million in the three months ended December 31, 2010. This decrease is a result of lower Passive Component sales to our distribution and other customers across most of the markets we serve as customers continued to work down their inventory levels that had increased earlier when there were heightened concerns about the availability of components.  The uncertainty in the global economy resulted in cautiousness in predicting future inventory requirements.  This decrease was partially offset by stronger Interconnect sales in the automotive sector. Overall sales prices for our commodity components declined slightly during this third quarter.

The table below represents product group revenues for the three-month periods ended December 31, 2010 and 2011.

Sales Revenue	Three Months Ended December 31,
$(000's)	2010	2011
Ceramic Components	$48,690	$40,371
Tantalum Components	110,865	82,125
Advanced Components	99,025	86,874
Total Passive Components	258,580	209,370
KDP and KKC Resale	105,977	87,456
KEC Resale	14,767	13,003
Total KED Resale	120,744	100,459
AVX Interconnect	26,538	31,036
Total Revenue	$405,862	$340,865

Passive Component sales decreased $49.2 million, or 19.0%, to $209.4 million in the three months ended December 31, 2011 from $258.6 million during the same quarter last year.  The sales decrease in Passive Components reflects the supply chain inventory correction referred to above, as well as overall lower demand for electronics across global markets as both consumers and manufacturers decreased spending as a result of global economic uncertainty when compared to the same quarter last year. Compared to the same period last year, we saw lower sales in most of the markets we serve, particularly in the industrial, medical and consumer markets. Those declines were partially offset by higher demand in the automotive market.

KDP and KKC Resale sales decreased $18.5 million, or 17.5%, to $87.5 million in the three months ended December 31, 2011 compared to $106.0 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended December 31, 2011 is primarily attributable to the inventory correction mentioned above, as well as a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the consumer market.

Total Interconnect sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $2.7 million, or 6.6%, to $44.0 million in the three months ended December 31, 2011 compared to $41.3 million during the same period last year. This increase was primarily attributable to an increased demand in the European and other regional automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 35% of total sales for the three months ended December 31, 2011, compared to 41% for the three months ended December 31, 2010.  This decrease in sales is a result of distributors reducing purchases to realign inventory balances in light of expected demand.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $6.8 million, or 5.4% of gross sales to distributor customers, for the three months ended December 31, 2011 and $8.9 million, or 5.1% of gross sales to distributor customers, for the three months ended December 31, 2010.  Applications under such programs for the quarters ended December 31, 2011 and 2010 were approximately $7.5 million and $8.9 million, respectively.

Geographically, compared to the same period last year, sales decreased 2.8% in Europe, 17.2% in Asia and 24.5% in the Americas compared to the same period last year due to the lower demand resulting from uncertainty in the global economy discussed above. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $8.1 million when compared to the same quarter last year.

Gross profit in the three months ended December 31, 2011 was 23.0% of sales, or $78.3 million, compared to a gross profit margin of 28.2%, or $114.6 million, in the three months ended December 31, 2010. This overall decrease is primarily attributable to lower sales and increased costs for materials. In addition, costs due to currency movement of the U.S. dollar against certain foreign currencies were unfavorably impacted in the current quarter by approximately $13.4 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended December 31, 2011 remained steady at $28.1 million, or 8.2% of net sales, compared to $31.8 million, or 7.8% of net sales, in the three months ended December 31, 2010.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of the lower sales when compared to the same quarter last year.

As a result of the factors above, income from operations decreased $32.6 million to $50.2 million in the three months ended December 31, 2011 compared to $82.8 million in the three months ended December 31, 2010.

Other income decreased $1.5 million in the three months ended December 31, 2011 compared to the same period last year. This decrease is primarily due to slightly higher interest income, offset by unfavorable foreign currency activity in the quarter ended December 31, 2011.

Our effective tax rate for the quarter ended December 31, 2011 was 27.0% compared to 29.0% for the same period last year. This lower effective tax rate is primarily due to a decrease in the overall effective tax rate for the year resulting from a shift in income in different tax jurisdictions.

Results of Operations – Nine Months Ended December 31, 2011 and 2010

Net income for the nine months ended December 31, 2011 was $166.4 million, or diluted earnings per share of $0.98, compared to $180.7 million, or $1.06 diluted earnings per share, for the nine months ended December 31, 2010.  This decrease is a result of the factors set forth below.

in thousands, except per share data	Nine Months Ended December 31,
	2010	2011
Net Sales	$1,233,038	$1,182,054
Gross Profit	339,621	313,809
Operating Income	247,426	225,278
Net Income	180,743	166,389
Diluted Earnings per Share	$1.06	$0.98

Net sales in the nine months ended December 31, 2011 decreased $50.9 million, or 4.1%, to $1,182.1 million compared to sales of $1,233.0 million in the nine months ended December 31, 2010.  This decrease is a result of lower sales to our distribution and other customers across most of the markets we serve.  This decrease was partially offset by stronger sales in the automotive sector, primarily in our Interconnect segment.  Supply chain inventory levels decreased during the nine months ended December 31, 2011 as distributor customers and product manufacturers decreased inventory purchases during the nine month period to realign their inventory levels that had increased earlier when there were heightened concerns about the availability of components. Overall sales prices for commodity products declined slightly when compared to the same nine-month period last year.

The table below represents product group revenues for the nine-month periods ended December 31, 2010 and 2011.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2010	2011
Ceramic Components	$164,239	$137,050
Tantalum Components	303,829	306,601
Advanced Components	304,465	287,732
Total Passive Components	772,533	731,383
KDP and KKC Resale	332,423	314,039
KEC Resale	52,027	42,921
Total KED Resale	384,450	356,960
AVX Interconnect	76,055	93,711
Total Revenue	$1,233,038	$1,182,054

Passive Component sales decreased $41.1 million, or 5.3%, to $731.4 million in the nine months ended December 31, 2011 compared to sales of $772.5 million during the same period last year. The sales decrease in Passive Components reflects the supply chain inventory correction referred to above, as well as lower demand for our Ceramic and Advanced components in most of the markets we serve, partially offset by an increase for tantalum components during the first nine months of the current fiscal year when compared to the same nine-month period last year. Compared to the same nine-month period last year, we saw improvement in the automotive market, partially offset by lower demand in the consumer, medical and industrial markets. Lower revenues from Ceramic and Advanced Components reflect the decreased demand primarily resulting from the uncertainty in global economic conditions. The increase in sales of Tantalum Components reflects an increase in the volume of units sold as customers reacted to the tight supply situation during the first nine months of the current fiscal year, in addition to higher average selling prices, when compared to the nine months ended December 31, 2010.

KDP and KKC Resale sales decreased $18.4 million to $314.0 million in the nine months ended December 31, 2011 compared to $332.4 million during the same period last year.  The decrease during the nine month period ended December 31, 2011 is primarily attributable to the inventory correction referred to above, as well as a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the consumer market.

Total Connector sales, including AVX Interconnect manufactured and KEC Resale connectors, increased $8.6 million, or 6.7%, to $136.6 million in the nine months ended December 31, 2011 compared to $128.1 million during the same period last year.  This increase was primarily attributable to an increased demand in the European and other regional automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 38.3% of total sales for the nine months ended December 31, compared to 42.4% for the nine months ended December 31, 2010.  This decrease in sales is a result of distributor customers reducing purchases during the second half of the nine months ended December 31, 2011 to realign inventory balances that had increased earlier when there were heightened concerns about the availability of components in light of ongoing uncertainty in the global economy. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $21.5 million, or 4.5% of gross sales to distributor customers, for the nine months ended December 31, 2011 and $25.5 million, or 4.9% of gross sales to distributor customers, for the nine months ended December 31, 2010. Applications under such programs for the nine months ended December 31, 2011 and 2010 were approximately $21.6 million and $23.0 million, respectively.

Geographically, compared to the same period last year, sales increased 11.1% in Europe primarily as a result of stronger automotive sales.  Sales decreased 16.0% in the Americas and 4.0% in Asia due to the lower demand resulting from uncertainty in the global economy discussed above. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $40.6 million when compared to the same nine month period last year.

Gross profit in the nine months ended December 31, 2011 was 26.5% of sales, or $313.8 million compared to a gross profit margin of 27.5%, or $339.6 million, in the nine months ended December 31, 2010. This overall decrease is primarily attributable to lower sales and increased costs for materials.  The lower gross margin percentage also reflects the movement of the U.S. dollar against certain foreign currencies which resulted in an unfavorable impact of approximately $56.1 million on cost of sales when compared to the same period last year.

Selling, general and administrative expenses in the nine months ended December 31, 2011 were $88.5 million, or 7.5% of net sales, compared to $92.2 million, or 7.5% of net sales, in the nine months ended December 31, 2010.

As a result of the above factors, income from operations decreased $22.1 million to $225.3 million in the nine months ended December 31, 2011 compared to $247.4 million in the nine months ended December 31, 2010.

Other income decreased $4.4 million to $2.7 million in the nine months ended December 31, 2011 compared to $7.1 million in the same period last year. This decrease is primarily due to higher net currency exchange losses when compared to the same nine month period last year offset by slightly higher interest income in the current fiscal year.

Our effective tax rate for the nine-month period ended December 31, 2011 was 27.0% compared to 29.0% for the same period last year. This lower effective tax rate is primarily due to a shift in income to different tax jurisdictions when compared to the same period last year. We continue to evaluate countries where we have a valuation allowance on our deferred tax assets due to historical operating losses and when such positive evidence outweighs negative evidence we will release such valuation allwance as appropriate.

Outlook

Near-Term:

We expect that the remainder of the current fiscal year will continue to be challenging as the uncertainty resulting from fiscal issues in Europe and other global uncertainties.  Near term results for us will depend on overall global economic and geopolitical conditions and their impact on the markets that we serve.  We expect to see typical selling price pressure as electronic component product supply comes more in balance with demand as well as higher costs for labor, materials, supplies, and utilities.  We continue to focus on productivity and process improvements in conjunction with enhanced production capabilities in addition to our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global economic and geopolitical conditions change significantly, the overall impact on our customers, as well as end users demand for electronic products, could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of December 31, 2011, we had a current ratio of 8.6 to 1, $1,048.7 million of cash, cash equivalents and short-term and long-term investments in securities, $2,143.9 million of stockholders’ equity and no debt.

As of December 31, 2011, we had cash, cash equivalents and short-term and long-term investments in securities of $1,048.7 million, of which $580.7 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., we would incur significant income taxes to repatriate cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue its intended business strategy.

Net cash provided by operating activities was $121.0 million for the nine months ended December 31, 2011 compared to $125.7 million of cash provided by operating activities for the nine months ended December 31, 2010.  The decrease in operating cash flow compared to the same period last year was primarily a result of lower net income and increased working capital requirements resulting from the strategic purchases of certain raw materials. Decreased operating cash flows resulting from increased accounts payable and inventory levels were partially offset by lower accounts receivable balances.

Purchases of property and equipment were $38.6 million during the first nine months of fiscal 2012 compared to $19.2 million during the first nine months of fiscal 2011. Expenditures were primarily made in connection with the expansion of passive component and interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $45 - $50 million in fiscal 2012.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash and investments in securities.  Since March 31, 2011, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of December 31, 2011, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements. However, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2011, we did not have any significant delivery contracts outstanding.

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

We currently have remaining environmental reserves for current remediation, compliance and legal costs totaling $20.3 million at December 31, 2011.  Additional information related to environmental and legal issues can be found in Note 8 “Commitments and Contingencies” of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
10/01/11 - 10/31/11	-	$-	-	6,790,131
11/01/11 - 11/30/11	109,318	12.99	109,318	6,680,813
12/01/11 - 12/31/11	35,000	12.90	35,000	6,645,813
Total	144,318	$12.97	144,318	6,645,813

(1)
Our Board of Directors have approved stock repurchase authorizations whereby up to 15,000,000 shares of common stock could be purchased from time to time in the open market at the discretion of management. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2012.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 8, 2012

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary