Form 10-K
period 2012-03-31
AVX Corp
filed 2012-05-24
CIK 859163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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
(864) 957-2150
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No  [X]

Based on the closing sales price of $11.87 on September 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $570,703,511.

As of May 4, 2012, there were 169,600,329 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2012, are incorporated by reference into Part III.

TABLE OF CONTENTS
Part I		Page
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17
Item 4.	Mine Safety Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18
Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . .	33
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . .	35
Item 14.	Principal Accounting Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Part IV

Item 15.	Exhibits and Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		37

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in "Business", “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Quantitative and Qualitative Disclosures about Market Risk", or relating to the Company's outlook for overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development and capital expenditures, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends" and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. Forward looking statements are intended to speak only as of the date they are made and AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

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

Our principal strategic advantages include:

Creating Technology Leadership. We have research and development locations in the United States, United Kingdom, Czech Republic, France and Israel. We developed numerous new products and product extensions during fiscal 2012 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers as consumers and business demand more advanced electronic solutions to manage their everyday lives and businesses.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to quickly respond to our customers' design and delivery requirements make us the provider of choice for our multi-national customer base.  We differentiate ourselves by providing our customers with a substantially complete passive component solution.  We market five families of products: ceramic products, tantalum products, advanced products, Kyocera manufactured passive products and interconnect devices.  This broad array allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $106 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum and advanced components as well as connector devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as China, El Salvador, Malaysia, Mexico and the Czech Republic.

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

Products

We offer an extensive line of passive components designed to provide our customers with "one-stop shopping" for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  Sales of Passive Components represented approximately 62% of our net sales in fiscal 2012.  KDP and KKC Resale represented approximately 26%, and Interconnect products, including KEC Resale Connectors, represented approximately 12% of our net sales in fiscal 2012.  The table below presents revenues for fiscal 2010, 2011 and 2012 by product group.  Financial information concerning our Passive Components, KED Resale and Interconnect segments is set forth in Note 14 to the consolidated financial statements elsewhere herein.
	Years Ended March 31,
Sales revenue (in thousands)	2010	2011	2012
Ceramic Components	$155,059	$211,998	$179,984
Tantalum Components	280,991	419,792	393,468
Advanced Components	369,811	410,110	378,843
Total Passive Components	805,861	1,041,900	952,295
KDP and KKC Resale	338,701	440,050	410,419
KEC Resale Connectors	73,973	66,088	54,765
Total KED Resale	412,674	506,138	465,184
Interconnect	86,431	105,138	127,775
Total Revenue	$1,304,966	$1,653,176	$1,545,254

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $81.0 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 60% of our passive component net sales in fiscal 2012.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors and varistors.  Our advanced products engineers work with some customers' in-house technical staffs to design, produce, and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 40% of passive component net sales in fiscal 2012.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer "one-stop shopping" for our customers' electronic components needs.  The Kyocera KDP and KKC electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices.  Resale product sales also include connectors manufactured by Kyocera. Sales of these products accounted for approximately 30% net sales in fiscal 2012.

Interconnect

We manufacture and sell high-quality electronic connectors and interconnect systems for use in the telecommunications, information technology hardware, automotive electronics, medical device, defense and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market with applications throughout a vehicle including engine control, transmission control, audio, brakes, and the quickly evolving stability and safety control system.  We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets. We have invested approximately $15.2 million in facilities and equipment over the past three years as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business. Sales of Interconnect products, including KEC Resale connector products, accounted for approximately 12% of net sales in fiscal 2012. Approximately 30% of combined Interconnect and KEC Resale Connector net sales in fiscal 2012 consisted of connectors manufactured by Kyocera.

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

Approximately 28%, 27% and 45% of our net sales for fiscal 2012 were to our customers in the Americas, Europe and Asia, respectively.  Financial information for these geographic regions is set forth in Note 14 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

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

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs and through manufacturing representatives and independent electronic component distributors.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEM, EMS and electronic component distributor customers.  Our largest customers vary from year to year, and no customer has a long-term commitment to purchase our products.  No single customer has accounted for more than 10% of net sales in the fiscal years ended March 31, 2010, 2011 and 2012.   Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $292 million at March 31, 2010, $350 million at March 31, 2011 and $236 million at March 31, 2012.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns and product delivery lead times in the industry. Accordingly, the backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as orders from these arrangements are not typically reflected in backlog.

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

Our research and development effort and also operational level engineering effort place a priority on the design and development of innovative products and manufacturing processes and engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development and engineering expenditures were approximately $25 million, $24 million and $26 million during fiscal 2010, 2011 and 2012, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

Raw Materials

Although most materials incorporated in our products are available from a number of sources, certain materials (particularly tantalum from Australia and Brazil and palladium from Russia and South Africa) are available only from a relatively limited number of suppliers.  For the past ten years, we have had a policy of not using tantalum sourced from the Democratic Republic of Congo (DRC) or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope,” designed to ensure that tantalum sourced from the DRC does not derive from conflict areas.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  The pilot initiative will be evaluated to verify that the closed pipe supply chain is reliable, sustainable and expandable, and will allow the DRC to return as a supplier of responsibly-sourced minerals to the tantalum industry.

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

Employees

As of March 31, 2012, we employed approximately 10,800 full-time employees.  Approximately 1,500 of these employees are employed in the United States.  Of the employees located in the United States, approximately 400 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

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

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA has generally been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at the sites at which the Company has been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions during clean-up.

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently reduced to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   AVX has substantially completed its obligations under agreements between the EPA, the City of New Bedford and AVX. Work pursuant to an agreement with the state regulatory authorities is expected to begin shortly, and is likely to include soil and groundwater remediation.  Based on our own estimate of remediation costs, we have accrued an estimate of the potential liability related to performance of such environmental remediation actions at the Facility; however, until remediation is complete, we cannot be certain there will be no additional costs.

In 1991, in connection with a consent decree, we paid $66 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million. In 2007, we received notification from the EPA and the Department of Justice indicating that the United States was preparing to exercise the cost reopener.  In March 2011, the EPA issued the Fourth Explanation of Significant Differences (“ESD #4”) that explains the planned changes to the existing remedial action plan for the harbor to include the use of a confined aquatic disposal (“CAD”) cell, along with interim off-site transportation and disposal of certain contaminated dredge spoils, and the continued use of long-term on-site storage for other contaminated dredge spoils.  ESD #4 provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362 million to $401 million, net present value, based on certain criteria included in the ESD #4. The EPA has indicated that remediation costs through December 31, 2011 were approximately $456 million, not all of which are subject to the reopener provisions.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action and Operation and Maintenance for the harbor cleanup.  The effective date set forth in the UAO is June 18, 2012, pursuant to which the Company has until June 25, 2012 to inform the EPA if it intends to comply with the UAO.

We have not received complete documentation of past response costs from the EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately apportioned to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts in the first half of our fiscal year 2013.
We are continuing to assess the UAO as well as potential defenses and other actions with respect to the site. However, in light of the foregoing, we consider it to be probable and reasonably estimable that we will incur cost within a range of approximately $100 million to $730 million, with no amount within that range representing a more likely outcome until such time as we complete our investigation with regard to monies spent, available defenses and other matters.  We recognize liabilities for environmental exposures when analysis indicates that is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Accordingly, we have recorded a charge for the fourth quarter and year ended March 31, 2012 of $100 million with respect to this matter.

We currently have remaining reserves of approximately $115.9 million at March 31, 2012 related to the various environmental matters discussed above.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  The uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure; therefore these costs could differ from our current estimates.

During fiscal 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, and cash flows cannot be determined at this time.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, and cash flows cannot be determined at this time.

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

In addition, our Company website can be found on the Internet at www.avx.com.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports from our website, go to “Corporate Information,” then “Investor Relations,” then “Financial Reports.”
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

To review these documents, go to our website, click on “Corporate Information,” then on “Corporate Governance.”

Executive Officers of the Registrant

Our executive officers are elected annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual election of officers or until a successor has been duly elected and qualified, or until the officer's death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the current executive officers of the Company:

Name	Age	Position
John S. Gilbertson	68	Chief Executive Officer and President
Peter Venuto	59	Vice President of Sales
Carl L. Eggerding	62	Vice President, Chief Technology Officer
Kurt P. Cummings	56	Vice President, Chief Financial Officer, Treasurer and Secretary
Keith Thomas	58	Vice President, President of Kyocera Electronic Devices
Peter Collis	60	Vice President of Tantalum Products
John Sarvis	62	Vice President of Ceramic Products
John Lawing	61	Vice President of Advanced Products
Kathleen Kelly	58	Vice President of Human Resources

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

Our operating results are sensitive to raw material availability, quality and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers or may be subject to significant fluctuations in market prices.  Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium and other raw materials that we use in the manufacture of our products, are subject to fluctuation and have risen significantly in the past. Our inability to recover costs through increased sales prices could have an adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have an adverse effect on our results of operations.

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

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing process, employee health and safety, labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information, including, in particular, information the Company’s potential liability for remediation costs relating to the New Bedford Harbor in the commonwealth of Massachusetts.

Changes in regulatory and environmental compliance obligations of critical suppliers may adversely impact our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. We use many of these materials in our production processes. If the final rules are adopted as proposed, in order to be able to accurately report our compliance with section 1502, we may have to perform supply chain due diligence, third party verification and possibly private sector audits on the sources of these metals down to the mine of origin. Global supply chains are complicated with multiple layers and supplies between the mine and the final product.  Accordingly, we would incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials and in satisfying the final disclosure requirements when finalized by the SEC.

For the past ten years we have had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”) or any other area in which insurgents or similar groups benefit from the sale of minerals. Additionally, AVX has already conducted extensive supply chain investigation relating to tantalum and is a participant in the “Solutions for Hope” program, which is designed to ensure that tantalum sourced from the DRC does not derive from conflict areas.  Based on a closed-pipe supply chain that operates in accordance with the due diligence guidance for responsible sourcing from areas of weak governance, “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  The pilot initiative will be evaluated to verify that the closed pipe supply chain is reliable, sustainable and expandable, and will allow the DRC to return as a supplier of responsibly-sourced minerals to the tantalum industry.

We use significant amounts of electrical energy and processed ores in our production process.  Although its status is uncertain, the Kyoto Protocol is an international agreement that purports to set binding targets for signatory industrialized countries for reducing greenhouse gas emissions. Further, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  There is also current and emerging regulation in other countries in which we or our customers operate, such as the mandatory renewable energy target in Australia. Any significant, sustained increase in energy costs could result in increases in our capital expenditures, operating expenses, and costs of important raw materials resulting in an adverse effect on our results of operations and financial condition.

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

Our operating results may be adversely affected by foreign operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory and other circumstances existing in foreign countries in which we operate.  International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters, including earthquakes, tsunamis and typhoons.  Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products.  There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Our products are subject to stringent specifications and operating tolerances

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers. We warrant that our products will meet such specifications. In the past, we have not incurred significant warranty claims. However, we have seen an increasing trend in the marketplace for claims related to end market product application failures or end-user recall or damage claims related to product defects which could result in future claims that have an adverse impact on our results of operations.

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

Returns on pension and retirement plan assets and interest rate changes could affect our earnings in future periods

The funding position of our pension plans is impacted by the performance of the financial markets, particularly the equity markets, and the discount rate used to calculate our pension obligations for funding and expense purposes.  In the past, declines in the financial markets have negatively impacted the value of the assets in our defined benefit pension plans.  In addition, lower bond yields may reduce our discount rates, resulting in increased pension contributions and expense.

Funding obligations are determined under government regulations and measured each year based on the value of the assets and liabilities on a specific date.  If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions.  The equity markets can be, and in the recent past have been, very volatile, and therefore our estimate of future contribution requirements can change in relatively short periods of time.  In a low interest rate environment, the likelihood of higher contributions in the future increases.

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

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate and an adverse impact on future operating results.

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

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

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

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances have automatic control features and special adaptations.  Our plants, warehouses, machinery and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets along with planned capital expenditures as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $28.9 million in fiscal 2010, $27.5 million in fiscal 2011 and $49.2 million in fiscal 2012.

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

Virtually all of our manufacturing, research and development and warehousing facilities could at any time be involved in the manufacturing, sale or distribution of passive components (“PC”) and interconnect products (“CP”).  The following is a list of our facilities, their approximate square footage, whether they are leased or owned and a description of their use.

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	300,000	Owned	Headquarters/Manufacturing/Warehouse
Myrtle Beach, SC	500,000	Owned	Manufacturing/Warehouse/Research — PC — CP

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	500,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	70,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	470,000	Owned	Manufacturing — PC — CP

Uherske Hradiste, Czech Republic	139,000	Leased	Manufacturing/Warehouse — CP — PC
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Juarez, Mexico	116,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

There are two pending suits filed against the Company relating to the contamination alleged to have migrated off-site from the Myrtle Beach facility. One suit was filed in the South Carolina State Court on November 27, 2007 by certain individuals as a class action which is still in the discovery phase.  The other suit is a commercial suit filed on January 16, 2008, currently pending in South Carolina State Court, by John H. Nance and JDS Development of Myrtle Beach, Inc.   We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the potential impact of the lawsuits on our financial position, results of operations, and cash flows cannot be determined at this time.

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

During fiscal 2012, AVX received a demand relating to contamination of a rail yard located in New Bedford, Massachusetts. AVX has denied liability and is seeking additional information concerning the nature of the contamination, the assertion of liability, the possible remediation, and the other potentially responsible parties. Accordingly, the potential impact of the site on our financial position, results of operations, and cash flows cannot be determined at this time.

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

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol "AVX."  At May 4, 2011, there were approximately 376 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or "street name" accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2011 and March 31, 2012.  On May 8, 2012, our Board of Directors declared a $0.075 dividend per share of common stock with respect to the quarter ended March 31, 2012.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company's future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2011		2012		Per Share
	High	Low	High	Low	2011	2012
First Quarter	$15.56	$12.82	$16.48	$14.35	$0.0450	$0.0550
Second Quarter	14.43	12.16	15.66	11.10	0.0450	0.0750
Third Quarter	15.80	13.67	13.95	11.45	0.0450	0.0750
Fourth Quarter	16.24	14.68	13.85	12.65	0.0550	0.0750

The name, address and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038
1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2007 to the end of fiscal year 2012, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc. and EPCOS AG.

Cumulative Total Return
	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12
AVX -NYSE	$100	$85	$61	$97	$104	$94
S & P 500	$100	$95	$59	$88	$102	$110
Peer Group	$100	$62	$20	$62	$125	$84

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2012, of equity securities that are registered pursuant to Section 12 of the Exchange Act:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/12 - 1/31/12	20,000	$13.20	20,000	6,625,813
2/1/12 - 2/28/12	119,650	13.46	119,650	6,506,163
3/1/12 - 3/31/12	14,100	13.38	14,100	6,492,063
Total	153,750	$13.45	153,750	6,492,063

(1)	Our Board of Directors have approved stock repurchase authorizations whereby up to 15,000,000 shares of common stock could be purchased from time to time at the discretion of management.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2012.  The selected consolidated financial data for the five fiscal years ended March 31, 2012 are derived from AVX's audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
Selected Financial Data
(in thousands, except per share data)
Years Ended March 31,	2008	2009	2010	2011	2012
Operating Results Data:
Net sales	$1,619,275	$1,389,613	$1,304,966	$1,653,176	$1,545,254
Cost of sales	1,328,491	1,158,196	1,027,368	1,195,790	1,153,295
Vendor settlement	-	-	(5,000)	-	-
Restructuring charges	2,421	15,123	4,397	-	-
Gross profit	288,363	216,294	278,201	457,386	391,959
Selling, general and administrative expenses	126,848	121,897	108,527	123,887	116,408
Environmental charges	-	18,200	-	8,575	100,000
Restructuring charges	-	3,504	2,509	-	-
In-process research and development charge	390	-	-	-	-
Other operating income	-	(4,051)	(3,519)	-	-
Profit from operations	161,125	76,744	170,684	324,924	175,551
Interest income	43,226	21,112	7,120	6,569	6,798
Interest expense	(456)	(139)	(111)	-	(707)
Other, net	(530)	(578)	(1,336)	2,766	(1,737)
Income before income taxes	203,365	97,139	176,357	334,259	179,905
Provision for income taxes	53,892	16,293	33,499	90,256	27,100
Net income	$149,473	$80,846	$142,858	$244,003	$152,805
Income per share:
Basic	$0.87	$0.47	$0.84	$1.44	$0.90
Diluted	$0.87	$0.47	$0.84	$1.43	$0.90
Weighted average common shares outstanding:
Basic	171,487	170,616	170,247	170,025	169,886
Diluted	172,065	170,689	170,274	170,390	170,134
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.19	$0.28

As of March 31,	2008	2009	2010	2011	2012
Balance Sheet Data:
Working capital	$1,156,689	$983,102	$1,123,085	$1,366,450	$1,430,072
Total assets	2,109,078	1,872,529	2,051,492	2,319,482	2,468,012
Stockholders' equity	1,829,351	1,669,753	1,801,007	2,039,417	2,120,753

Years Ended March 31,	2008	2009	2010	2011	2012
Other Data:
Capital expenditures	$70,886	$44,205	$28,888	$27,470	$49,201
Research, development and engineering expenses	35,465	31,477	24,667	23,683	26,328

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Electronic components and connector products manufactured by AVX are used in virtually all types of electronic products, including those in consumer electronics, telecommunications, automotive military/aerospace, medical, computer and industrial markets.  The Company has five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect Products and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Interconnect and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2012 were $1,545.3 million with net income of $152.8 million compared to consolidated revenues of $1,653.2 million with net income of $244.0 million for the fiscal year ended March 31, 2011. During fiscal 2012 we saw stronger demand in the first half of the fiscal year compared to fiscal 2011 as a result of our customers’ concerns about product availability that arose after the earthquake and tsunami in Japan. After the strong demand in the first half of the current fiscal year, supply chain inventory availability concerns eased throughout the second half of fiscal 2012 following both the earthquake in Japan and later, Thailand floods, as customers worked down existing order backlog and inventories and replenished inventories only as needed due to shortened component delivery lead times. Overall sales prices for our commodity component products declined during the second half of the year as lower immediate delivery demand in the marketplace led to increased sales price pressure. Gross margins declined from the higher gross margins in fiscal 2011 primarily due to higher energy and material costs as well as lower selling prices. We continued to proactively take actions to manage our production efficiencies and tightly control our spending to help offset these higher costs and unfavorable sales prices pressure. We also recorded a $100 million environmental charge as an estimate of related to environmental issues at the New Bedford Harbor Superfund Site in Massachusetts.

In fiscal 2012, we generated operating cash flows of $148.4 million.  We used cash generated from operations for strategic purchases of certain raw materials, thereby improving our competitive position, and to fund capital expenditures, fund other working capital needs, repurchase shares of our common stock, which are held as treasury stock, and pay increased dividends. We have approximately $1.1 billion of cash, cash equivalents and securities investments and no debt as of March 31, 2012.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development and engineering in order to provide our customers with new generations of passive component and interconnect product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, tablets, ultrabooks, netbooks, automobiles and renewable energy products that are manufactured by our customers.  As a result, we have continued our focus on value-added advanced products and interconnect solutions to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces and offset rising costs of energy and raw materials.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies and rationalizing our production capabilities around the world.  We believe that this philosophy will enable us to adapt quickly and benefit as market conditions change and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With unpredictable global geopolitical and economic conditions, we are uncertain what to expect in fiscal 2013. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve as electronic component product supply comes more in balance with demand.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2012 compared to Year Ended March 31, 2011

Net sales for the fiscal year ended March 31, 2012 were $1,545.3 million compared to $1,653.2 million for the fiscal year ended March 31, 2011.

The table below represents product group revenues for the fiscal years ended March 31, 2010, 2011 and 2012.
	Years Ended March 31,
Sales revenue (in thousands)	2010	2011	2012
Ceramic Components	$155,059	$211,998	$179,984
Tantalum Components	280,991	419,792	393,468
Advanced Components	369,811	410,110	378,843
Total Passive Components	805,861	1,041,900	952,295
KDP and KKC Resale	338,701	440,050	410,419
KEC Resale Connectors	73,973	66,088	54,765
Total KED Resale	412,674	506,138	465,184
Interconnect	86,431	105,138	127,775
Total Revenue	$1,304,966	$1,653,176	$1,545,254

Passive Component sales were $952.3 million for the fiscal year ended March 31, 2012 compared to $1,041.9 million during the fiscal year ended March 31, 2011.  The sales decrease in Passive Components reflects the supply chain inventory correction discussed above, as well as overall lower demand for electronics across global markets as both consumers and manufacturers decreased spending as a result of global economic uncertainty when compared to the fiscal year ended March 31, 2011.  Compared to the same period last year, we saw lower sales in most of the markets we serve, particularly in the industrial, alternative energy, medical and consumer markets. Those declines were partially offset by higher demand in the automotive market.

KDP and KKC Resale sales were $410.4 million for the fiscal year ended March 31, 2012 compared to $440.1 million during the fiscal year ended March 31, 2011.  When compared to the same period last year, the decrease during the fiscal year ended March 31, 2012 is primarily attributable to the supply chain inventory correction mentioned above, a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the consumer market, and a shift in Kyocera’s mobile phone division purchasing to procure components directly in Asia from other Kyocera affiliates.

Total Interconnect product sales, including AVX manufactured and KEC Resale Connectors, were $182.5 million in the fiscal year ended March 31, 2012 compared to $171.2 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to an increased demand in European and Asian regional automotive sectors reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributors represented 38% of total net sales for the fiscal year ended March 31, 2012, compared to 42% for fiscal year ended March 31, 2011. This decrease in sales is a result of distributors reducing purchases to realign inventory balances in light of expected demand. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $29.6 million, or 4.8% of gross sales to distributor customers, for the fiscal year ended March 31, 2012 and $32.8 million, or 4.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2011. Applications under such programs for fiscal years ended March 31, 2012 and 2011 were approximately $28.8 million and $31.4 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2011, sales for the fiscal year ended March 31, 2012 increased 1% (to 43%) in Asia and 3% (to 28.0%) in Europe, offset by a decline of 4% in the Americas (to 29%), reflective of higher demand in the Asia region and the relative strength of the automotive markets in Europe. As a result of the weakness of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2012 were favorably impacted by approximately $47.8 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2012 decreased to 25.4% of sales or $392.0 million compared to a gross profit margin of 27.7% of sales or $457.4 million in the fiscal year ended March 31, 2011.  This overall decrease is primarily attributable to lower sales, increased costs for materials and energy, as well as modest product sales price declines. In addition, when compared to the prior fiscal year, costs were unfavorably impacted by approximately $65.2 million due to the weakness of the U.S. dollar against certain foreign currencies.

Selling, general and administrative expenses for the fiscal year ended March 31, 2012 were $116.4 million, or 7.5% of net sales, compared to $123.9 million, or 7.5% of net sales, for the fiscal year ended March 31, 2011.  The decrease in selling, general and administrative expenses was primarily due to lower selling expenses resulting from lower sales and cost control measures which were implemented throughout the fiscal year.

Research, development and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes and technical innovations, were approximately $26.3 million and $23.7 million in fiscal 2012 and 2011, respectively.  Research and development costs included therein increased in fiscal 2012 to $7.7 million compared to $7.4 million in fiscal 2011.  Engineering expenses increased $2.3 million to $18.6 million in fiscal 2012 compared to $16.3 million in fiscal 2011.

Profit from operations for the fiscal year ended March 31, 2012 decreased $149.3 million to $175.6 million compared to $324.9 million for the fiscal year ended March 31, 2011. This decrease is a result of the factors above, and the recognition of a $100 million environmental charge related to environmental issues at the New Bedford Harbor Superfund Site in Massachusetts.  During the fiscal year ended March 31, 2011 we recognized $8.6 million for environmental and legal related charges related to the implementation of certain environmental remediation actions in the U.S.  See Note 11 to our consolidated financial statements elsewhere herein for further discussion related to these environmental charges.

Other income decreased $5.0 million to $4.4 million in fiscal 2012 compared to $9.3 million in fiscal 2011. This decrease is attributable to lower net foreign currency gains, partially offset by a slight increase in interest income of approximately $0.2 million resulting from higher investment income on higher investment balances when compared to the prior fiscal year.

The effective tax rate for the fiscal year ended March 31, 2012 was 15.1% compared to an effective tax rate of 27.0% for the fiscal year ended March 31, 2011. This lower effective tax rate is primarily due to $11.5 million of one-time income tax benefits primarily attributable to the utilization of U.S foreign tax credits relating to our South American and European operations in addition to the reversal of certain U.S. state income tax valuation allowances during the fourth quarter of the current fiscal year. The effective tax rate was also favorably impacted by the $37.5 million tax benefit related to the environmental charge discussed above. Excluding the one-time income tax benefits and the tax benefit related to the environmental charge, the effective tax rate for the fiscal year ended March 31, 2012 was 27.2%.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2012 was $152.8 million compared to $244.0 million for the fiscal year ended March 31, 2011.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010

Net sales for the fiscal year ended March 31, 2011 were $1,653.2 million compared to $1,305.0 million for the fiscal year ended March 31, 2010.

The table below represents product group revenues for the fiscal years ended March 31, 2009, 2010, and 2011.

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

Total Interconnect product sales, including AVX manufactured and KEC Resale Connectors, were $171.2 million in the fiscal year ended March 31, 2011 compared to $160.4 million during the fiscal year ended March 31, 2010. This increase was primarily attributable to increases in the automotive and telecommunications based product sectors as a result of the improved global economy.

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

Geographically, compared to the fiscal year ended March 31, 2010, sales for the fiscal year ended March 31, 2011 were 30.9% in Europe, 28.0% in the Americas and 23.6% in Asia. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales for the year ended March 31, 2011 of approximately $18.1 million when compared to the prior year.

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

Profit from operations for the fiscal year ended March 31, 2011 increased $154.2 million to $324.9 million compared to $170.7 million for the fiscal year ended March 31, 2010. In addition to the factors discussed above, during the fiscal year ended March 31, 2011 we recognized $8.6 million for environmental and related legal charges related to the implementation of certain environmental remediation actions in the U.S. Gains of $3.5 million resulting from the sale of excess corporate assets are included in other operating income for the fiscal year ended March 31, 2010.

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

The effective tax rate for the fiscal year ended March 31, 2011 was 27.0% compared to an effective tax rate of 19.0% for the fiscal year ended March 31, 2010. This higher effective tax rate is primarily due to the decrease in the amount of deferred tax liabilities associated with certain of our foreign branch losses taken as deductions in prior years’ U.S. tax returns no longer subject to U.S. income tax recapture regulations.  In March 2007, the Internal Revenue Service enacted a change in tax regulations that reduced the U.S. income tax recapture period for such foreign branch losses from 15 to 5 years. As a result, $3.6 million of recapture expired in the current fiscal year compared to $16.6 million during the fiscal year ended March 31, 2010.  In addition, the effective tax rate increased due to the increase in pre-tax income in higher tax rate jurisdictions when compared to the same period last year, partially offset by a one-time tax benefit of $2.2 million attributable to an increase in available U.S. foreign tax credits relating to one of our European operations.  We estimate a further reduction in deferred tax liabilities of $3.2 million during the fiscal year ending March 31, 2012 as the recapture period related to foreign branch losses deducted in certain prior years expire.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2011 was $244.0 million compared to $142.9 million for the fiscal year ended March 31, 2010.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2012, we had a current ratio of 5.8 to 1, $1,051.5 million of cash, cash equivalents and investments in securities, $2,120.8 million of stockholders' equity and no debt.

As of March 31, 2012, we had cash, cash equivalents and short-term and long-term investments in securities of $1,051.5 million, of which $469.6 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue the Company’s intended business strategy.

Net cash from operating activities was $148.4 million for the fiscal year ended March 31, 2012, compared to $152.1 million for the fiscal year ended March 31, 2011 and $200.5 million for the fiscal year ended March 31, 2010.

Purchases of property and equipment were $49.2 million in fiscal 2012, $27.5 million in fiscal 2011 and $28.9 million in fiscal 2010. Expenditures primarily related to expanding the production capabilities of the passive component and connector product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. We continue to make strategic capital investments in our advanced and specialty passive component and interconnect products and expect to incur capital expenditures of approximately $50 million in fiscal 2013.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

Our funding is internally generated through operations and investment income from cash and investments in securities. We have assessed the condition of the current global credit market on our current business and believe that based on the financial condition of the Company as of March 31, 2012, that cash on hand and cash expected to be generated from operating activities and investment income from cash and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses and any dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  Additionally, we do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

In fiscal 2010, 2011 and 2012, dividends of $27.2 million, $32.3 million and $44.2 million, respectively, were paid to stockholders.

On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock. On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2012, there were 6,492,063 shares that may yet be repurchased under this program.

We purchased 321,969 shares at a cost of $3.7 million during fiscal 2010, 445,528 shares at a cost of $6.2 million during fiscal 2011 and 625,068 shares at a cost of $8.4 million during fiscal 2012.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2012, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $1.4 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $8.2 million to our international defined benefit plans during the year ended March 31, 2012 and estimate that we will make contributions of approximately $7.7 million during the fiscal year ending March 31, 2013.  We have unfunded actuarially computed pension liabilities of approximately $22.9 million related to these defined benefit pension plans as of March 31, 2012.

We are a lessee under long-term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2012, were approximately $25.7 million.

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

On June 2, 2006, we received a “Confirmation of Potential Liability; Demand and Notice of Decision Not to Use Special Notice Procedures” dated May 31, 2006 from the EPA with regard to $1.6 million (subsequently reduced to $0.9 million) of past costs, as well as future costs for environmental remediation, related to the purported release of hazardous substances at an abandoned facility referred to as the “Aerovox Facility” (the “Facility”), located at 740 Belleville Avenue, New Bedford, Massachusetts. Aerovox Corporation, a predecessor of AVX, sold this Facility to an unrelated third party in 1973. A subsequent unrelated owner, Aerovox Inc., the last manufacturer to own and operate in the Facility, filed for bankruptcy in 2001 and abandoned the Facility.   AVX has substantially completed its obligations under agreements between the EPA, the City of New Bedford and AVX. Work pursuant to an agreement with the state regulatory authorities is expected to begin shortly, and is likely to include soil and groundwater remediation.  Based on our own estimate of remediation costs, we have accrued an estimate of the potential liability related to performance of such environmental remediation actions at the Facility; however, until remediation is complete, we cannot be certain there will be no additional costs.

In 1991, in connection with a consent decree, we paid $66 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million. In 2007, we received notification from the EPA and the Department of Justice indicating that the United States was preparing to exercise the cost reopener.  In March 2011, the EPA issued the Fourth Explanation of Significant Differences (“ESD #4”) that explains the planned changes to the existing remedial action plan for the harbor to include the use of a confined aquatic disposal (“CAD”) cell, along with interim off-site transportation and disposal of certain contaminated dredge spoils, and the continued use of long-term on-site storage for other contaminated dredge spoils.  ESD #4 provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362 million to $401 million, net present value, based on certain criteria included in the ESD #4. The EPA has indicated that remediation costs through December 31, 2011 were approximately $456 million, not all of which are subject to the reopener provisions.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action and Operation and Maintenance for the harbor cleanup.  The effective date set forth in the UAO is June 18, 2012, pursuant to which the Company has until June 25, 2012 to inform the EPA if it intends to comply with the UAO.

We have not received complete documentation of past response costs from the EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately apportioned to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts in the first half of our fiscal year 2013.

We are continuing to assess the UAO as well as potential defenses and other actions with respect to the site. However, in light of the foregoing, we consider it to be probable and reasonably estimable that we will incur cost within a range of approximately $100 million to $730 million, with no amount within that range representing a more likely outcome until such time as we complete our investigation with regard to monies spent, available defenses and other matters.  We recognize liabilities for environmental exposures when analysis indicates that is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Accordingly, we have recorded a charge for the fourth quarter and year ended March 31, 2012 of $100 million with respect to this matter.

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

We currently have environmental reserves for current and estimated future remediation and compliance costs of approximately $115.9 million at March 31, 2012.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  The uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure; therefore these costs could differ from our current estimates.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2012 as noted below.

			FY 2014 -	FY 2016 -
Contractual Obligations (in thousands)	Total	FY 2013	FY 2015	FY 2017	Thereafter
Operating Leases	$25,728	$6,041	$9,236	$7,969	$2,482
Plant and Equipment	$1,384	$1,384	$-	$-	$-

As discussed in Note 8 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2012 was $12.0 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2012, we made contributions of $4.5 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2013 will be approximately the same as in fiscal 2012.

During the fiscal year ended March 31, 2012, we made no contributions to our U.S. defined benefit plans, due to their fully funded status at the end of the prior year and $8.2 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2013 will be none for our U.S. defined benefit plans and approximately $7.7 million for our international defined benefit plans.

We have an employment agreement with our Chief Executive Officer which provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement from the Company.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2012, we had no material outstanding purchase commitments.

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

Inventories

We determine the cost of raw materials, work in process and finished goods inventories by the first-in, first-out ("FIFO") method.  Inventory costs include material, labor and manufacturing overhead.  Inventories are valued at the lower of cost or market (net realizable value).  We value inventory at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from the marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

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

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable. We continue to evaluate countries where we have a valuation allowance on our deferred tax assets due to historical operating losses and when such positive evidence outweighs negative evidence we will release such valuation allowance as appropriate.

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

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations.  Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation and the financial viability of other companies having liability.  Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations by AVX or its corporate predecessor or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  We recognize liabilities for environmental exposures when analysis indicates that is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  The uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure, therefore these costs could differ from our current estimates.  Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. As of April 1, 2011, we have adopted all aspects of the guidance which has had no effect on our financial position, results of operations, or cash flows and the adoption of the remaining guidance is not expected to have any effect on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Shareholders’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income.  The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP. The amendments are effective for our first quarter of fiscal year 2013 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

In September 2011, the FASB issued an ASU which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We currently believe there will be no material impact on our consolidated financial statements upon adoption.

In December 2011, the FASB issued ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. We are required to adopt the provision of this ASU in the first quarter of fiscal year 2013. We do not believe the adoption will have a material impact on our Consolidated Financial Statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 4, 2012, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 72% of our outstanding shares.

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

For fiscal 2012, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred a foreign currency gain or loss of approximately $17.5 million in fiscal 2012.

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

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 37 of this report:

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2012.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2012, as stated in their report which appears in this Form 10-K.

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

Information required by this item with respect to our directors, the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled "Proposal I Election of Directors", "Board of Directors – Governance", "Board of Directors – Meetings Held and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement") and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

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
3.2
By-laws of AVX Corporation as Amended and Restated May 7, 2012 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2012).

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

*10.6	AVX Corporation 2004 Stock Option Plan as amended through July 23, 2008 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).
*10.7
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

*10.9	AVX Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009).
10.10
Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.11
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

10.13
Disclosure and Option to License Agreement effective as of April 1, 2008 by and between Kyocera Corporation and AVX Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 25, 2008).

10.14	Form of Relocation Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2010).
10.15	Form of Director and Officer Indemnification (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company for year ended March 31, 2010).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 25, 2012
*
John S. Gilbertson	Chairman of the Board, Chief Executive Officer and President	May 25, 2012
*
Donald B. Christiansen	Director	May 25, 2012
*
Kensuke Itoh	Director	May 25, 2012
*
Makoto Kawamura	Director	May 25, 2012
*
Rodney N. Lanthorne	Director	May 25, 2012
*
Joseph Stach	Director	May 25, 2012
*
David DeCenzo	Director	May 25, 2012
*
Tetsuo Kuba	Director	May 25, 2012
*
Tatsumi Maeda	Director	May 25, 2012

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated

AVX Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)
	March 31,
Assets	2011	2012
Current assets:
Cash and cash equivalents	$379,350	$395,284
Short-term investments in securities	398,914	418,133
Available-for-sale securities	2,747	-
Accounts receivable - trade, net	227,642	206,170
Accounts receivable - affiliates	6,141	1,883
Inventories	496,495	566,117
Income taxes receivable	-	14,988
Deferred income taxes	39,355	85,787
Prepaid and other	51,471	38,783
Total current assets	1,602,115	1,727,145
Long-term investments in securities	220,835	238,112
Long-term available-for-sale securities	4,490	-
Property and equipment:
Land	29,241	34,290
Buildings and improvements	313,581	311,038
Machinery and equipment	1,105,983	1,081,098
Construction in progress	13,897	23,555
	1,462,702	1,449,981
Accumulated depreciation	(1,227,043)	(1,213,493)
	235,659	236,488
Goodwill	162,532	162,707
Intangible assets, net	82,612	78,221
Deferred income taxes - non-current	1,651	14,493
Other assets	9,588	10,846
Total Assets	$2,319,482	$2,468,012
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$46,255	$43,719
Accounts payable - affiliates	86,378	60,078
Income taxes payable	10,452	13,815
Deferred income taxes	-	547
Accrued payroll and benefits	43,221	38,333
Accrued expenses	49,359	140,581
Total current liabilities	235,665	297,073
Pensions	18,028	22,337
Deferred income taxes - non-current	-	2,270
Other liabilities	26,372	25,579
Total non-current liabilities	44,400	50,186
Total Liabilities	280,065	347,259
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 170,142 and 169,601 shares for 2011 and 2012, respectively
Additional paid-in capital	347,664	349,474
Retained earnings	1,729,507	1,838,140
Accumulated other comprehensive income	41,174	19,363
Treasury stock, at cost,	(80,692)	(87,988)
6,227 and 6,768 shares for 2011 and 2012, respectively
Total Stockholders' Equity	2,039,417	2,120,753
Total Liabilities and Stockholders' Equity	$2,319,482	$2,468,012
See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Years Ended March 31,	2010	2011	2012
Net sales	$1,304,966	$1,653,176	$1,545,254
Cost of sales	1,027,368	1,195,790	1,153,295
Vendor settlement	(5,000)	-	-
Restructuring charges	4,397	-	-
Gross profit	278,201	457,386	391,959
Selling, general and administrative expenses	108,527	123,887	116,408
Environmental charges	-	8,575	100,000
Restructuring charges	2,509	-	-
Other operating income	(3,519)	-	-
Profit from operations	170,684	324,924	175,551
Other income (expense):
Interest income	7,120	6,569	6,798
Interest expense	(111)	-	(707)
Other, net	(1,336)	2,766	(1,737)
Income before income taxes	176,357	334,259	179,905
Provision for income taxes	33,499	90,256	27,100
Net income	$142,858	$244,003	$152,805
Income per share:
Basic	$0.84	$1.44	$0.90
Diluted	$0.84	$1.43	$0.90

Dividends declared	$0.165	$0.190	$0.280
Weighted average common shares outstanding:
Basic	170,247	170,025	169,886
Diluted	170,274	170,390	170,134

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)
						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive		Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income	Total	Income
Balance, March 31, 2009	170,384	$1,764	$(77,552)	$343,275	$1,402,202	$64	$1,669,753	$(126,440)
Net income	-	-	-	-	142,858	-	142,858	142,858
Other comprehensive
income, net of income taxes	-	-	-	-	-	17,193	17,193	17,193
Dividends of $0.16
per share	-	-	-	-	(27,242)	-	(27,242)
Stock-based
compensation expense	-	-	-	2,040	-	-	2,040
Stock option activity	12	-	151	(18)	-	-	133
Tax benefit of stock
option exercises	-	-	-	8	-	-	8
Treasury stock purchased	(322)	-	(3,736)	-	-	-	(3,736)
Balance, March 31, 2010	170,074	$1,764	$(81,137)	$345,305	$1,517,818	$17,257	$1,801,007	$160,051
Net income	-	-	-	-	244,003	-	244,003	244,003
Other comprehensive
loss, net of income taxes	-	-	-	-	-	23,917	23,917	23,917
Dividends of $0.19
per share	-	-	-	-	(32,314)	-	(32,314)
Stock-based
compensation expense	-	-	-	2,475	-	-	2,475
Stock option activity	513	-	6,638	(632)	-	-	6,006
Tax benefit of stock
option exercises	-	-	-	516	-	-	516
Treasury stock purchased	(445)	-	(6,193)	-	-	-	(6,193)
Balance, March 31, 2011	170,142	$1,764	$(80,692)	$347,664	$1,729,507	$41,174	$2,039,417	$267,920
Net income	-	-	-	-	152,805	-	152,805	152,805
Other comprehensive
income, net of income taxes	-	-	-	-	-	(21,811)	(21,811)	(21,811)
Dividends of $0.28
per share	-	-	-	-	(44,172)	-	(44,172)
Stock-based
compensation expense	-	-	-	1,816	-	-	1,816
Stock option activity	84	-	1,098	(101)	-	-	997
Tax benefit of stock
option exercises	-	-	-	95	-	-	95
Treasury stock purchased	(625)	-	(8,394)	-	-	-	(8,394)
Balance, March 31, 2012	169,601	$1,764	$(87,988)	$349,474	$1,838,140	$19,363	$2,120,753	$130,994

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (in thousands)
Years Ended March 31,	2010	2011	2012
Operating Activities:
Net income	$142,858	$244,003	$152,805
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	58,173	47,619	46,890
Stock-based compensation expense	2,040	2,475	1,816
Deferred income taxes	(8,419)	8,492	(56,456)
(Gain) Loss on available-for-sale securities	362	55	572
(Gain) Loss on sale of property, plant & equipment, net of retirements	(2,546)	594	648
Changes in operating assets and liabilities:
Accounts receivable	(47,462)	(37,792)	25,730
Inventories	14,788	(135,223)	(74,007)
Accounts payable and accrued expenses	25,868	41,640	55,232
Income taxes	16,390	3,220	2,759
Other assets	(10,156)	(10,108)	(7,757)
Other liabilities	8,558	(12,880)	190
Net cash provided by operating activities	200,454	152,095	148,422
Investing Activities:
Purchases of property and equipment	(28,888)	(27,470)	(49,201)
Sales of available-for-sale securities	29,006	8,374	5,686
Purchases of investment securities	(943,231)	(923,482)	(1,162,317)
Redemptions of investment securities	659,523	785,337	1,125,616
Proceeds from property, plant & equipment dispositions	6,050	7	-
Contingent consideration for a prior acquisition	(63)	-	-
Other investing activities	(870)	(120)	(127)
Net cash (used in) investing activities	(278,473)	(157,354)	(80,343)
Financing Activities:
Dividends paid	(27,242)	(32,314)	(44,172)
Purchase of treasury stock	(3,736)	(6,193)	(8,394)
Proceeds from exercise of stock options	133	6,006	997
Excess tax benefit from stock-based payment arrangements	8	516	95
Other financing activities	1,732	-	-
Net cash (used in) financing activities	(29,105)	(31,985)	(51,474)

Effect of exchange rate on cash	389	620	(671)
Increase (Decrease) in cash and cash equivalents	(106,735)	(36,624)	15,934
Cash and cash equivalents at beginning of period	522,709	415,974	379,350
Cash and cash equivalents at end of period	$415,974	$379,350	$395,284

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

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation ("Kyocera").  As of March 31, 2012, Kyocera owned approximately 72% of our outstanding shares of common stock.

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

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double-declining balance method.  Buildings are depreciated on the straight-line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, and machinery and equipment – 3 to 10 years.  Depreciation expense was $53,798, $43,220 and $42,499 for the fiscal years ended March 31, 2010, 2011 and 2012, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2010, 2011 or 2012.

We have determined that certain intangible assets have finite useful lives. These assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $4,375, 4,399 and $4,391 for the fiscal years ended March 31, 2010, 2011 and 2012, respectively.
	March 31, 2011		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$51,000	$(9,917)	$51,000	$(12,750)
Developed technology and other	12,848	(5,319)	12,848	(6,877)
Total	$63,848	$(15,236)	$63,848	$(19,627)

The estimated amortization expense for the next five years is $4,391, $4,183, $3,653, $3,332 and $3,332 for the fiscal years ended March 31, 2013, 2014, 2015, 2016 and 2017, respectively.

	Gross Carrying Amount
	March 31, 2011	March 31, 2012
Unamortized intangible assets
Trade name and trademarks	$34,000	$34,000
Total	$34,000	$34,000

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

Research, Development and Engineering:

Research, development and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general and administrative expenses and were $6,831, $7,392, and $7,716 for the fiscal years ended March 31, 2010, 2011, and 2012, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2010	2011	2012
Engineering expense:
Cost of sales	$17,200	$15,774	$18,156
Selling general and administrative expense	636	517	456
Total engineering expense	$17,836	$16,291	$18,612

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

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations whereby up to 15,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 322 shares were purchased during the fiscal year ended March 31, 2010, 445 shares were purchased during the fiscal year ended March 31, 2011 and 625 shares were purchased during the fiscal year ended March 31, 2012.  We purchased 154 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2012.  As of March 31, 2012, we had in treasury 6,768 common shares at a cost of $87,988.  There are 6,492 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Legal costs are accrued as incurred.

New Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. As of April 1, 2011, we have adopted all aspects of the guidance which has had no effect on our financial position, results of operations, or cash flows and the adoption of the remaining guidance is not expected to have any effect on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Shareholders’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income.  The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP. The amendments are effective for our first quarter of fiscal year 2013 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

In December 2011, the FASB issued ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. We are required to adopt the provision of this ASU in the first quarter of fiscal year 2013. We do not believe the adoption will have a material impact on our Consolidated Financial Statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2010, 2011 and 2012:
	2010	2011	2012
Net Income	$142,858	$244,003	$152,805
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	170,247	170,025	169,886
Basic earnings per share	$0.84	$1.44	$0.90
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,247	170,025	169,886
Effect of stock options	27	365	248
Shares used in Computing Diluted EPS (1)	170,274	170,390	170,134
Diluted Income per share	$0.84	$1.43	$0.90

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, were 6,240 shares, 2,601 shares and 2,761 shares for the fiscal years ended March 31, 2010, 2011 and 2012, respectively.

3.	Comprehensive Income:

Comprehensive income includes the following components:
	Years Ended March 31,
	2010	2011	2012
Net income	$142,858	$244,003	$152,805
Other comprehensive income (loss), net of income taxes:
Pension liability and other savings plan liability adjustment	(2,215)	1,146	(7,617)
Foreign currency translation adjustment	16,564	21,993	(13,382)
Foreign currency cash flow hedges	314	369	(726)
Unrealized gain (loss) on available-for-sale securities	2,530	409	(86)
Comprehensive income (loss)	$160,051	$267,920	$130,994

The accumulated balance of comprehensive income is as follows:
	Years Ended March 31,
	2010	2011	2012
Pension liability and other savings plan liability adjustment	$(29,388)	$(28,242)	$(35,859)
Foreign currency translation adjustment	47,716	69,709	56,327
Foreign currency cash flow hedges	(748)	(379)	(1,105)
Unrealized gain (loss) on available-for-sale securities	(323)	86	-
Balance at end of period	$17,257	$41,174	$19,363

4.	Fair Value:

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

-	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$2,747	$12	$2,305	$430
Available-for-sale investment securities - long-term	4,490	-	3,783	707
Assets held in the non-qualified deferred compensation program(1)	8,730	8,730	-	-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$17,505	$8,742	$7,626	$1,137

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,730	$8,730	$-	$-
Foreign currency derivatives(2)	1,851	-	1,851	-
Total	$10,581	$8,730	$1,851	$-

		Based on
	Fair Value at March 31, 2012	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities - short-term	$-	$-	$-	$-
Available-for-sale investment securities - long-term	-	-	-	-
Assets held in the non-qualified deferred compensation program(1)	9,150	9,150	-	-
Foreign currency derivatives(2)	1,760	-	1,760	-
Total	$10,910	$9,150	$1,760	$-

		Based on
	Fair Value at March 31, 2012	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	3,541	-	3,541	-
Total	$12,691	$9,150	$3,541	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability of the trust’s assets and are available to general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2011 and 2012 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income. Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income (expense).

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the fiscal years ended March 31, 2011 and March 31, 2012.

Available-for-sale marketable securities
	Year Ended March 31,
	2011	2012
Balance, beginning of period	$351	$1,137
Net realized and unrealized gains (losses) included in earnings	(111)	-
Net unrealized gains (losses) included in comprehensive income	(37)	-
Settlements	-	(1,137)
Transfers in and/or out of Level 3, net	934	-
Balance, end of period	$1,137	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2011 and 2012, all of our forward contracts have been designated as Level 2 measurements.

5.	Accounts Receivable:

Accounts receivable at March 31 consisted of:	2011	2012
Trade	$249,622	$228,396
Less:
Allowances for doubtful accounts	686	720
Ship from stock and debit and stock rotation	13,340	14,327
Sales returns and discounts	7,954	7,179
Total allowances	21,980	22,226
	$227,642	$206,170

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to sales returns and discounts and distributor sales programs are reported as deductions from revenue.

Activity for the fiscal years ended March 31,	2010	2011	2012
Allowances for doubtful accounts:
Beginning Balance	$947	$563	$686
Charges	(196)	521	(52)
Applications	(199)	(398)	86
Translation and other	11	-	-
Ending Balance	$563	$686	$720

Ship from stock and debit and stock rotation:
Beginning Balance	$12,169	$11,964	$13,340
Charges	29,544	32,778	29,592
Applications	(29,749)	(31,402)	(28,812)
Translation and other	-	-	207
Ending Balance	$11,964	$13,340	$14,327

Sales returns and discounts:
Beginning Balance	$6,922	$6,681	$7,954
Charges	17,790	29,223	21,512
Applications	(18,030)	(27,956)	(22,080)
Translation and other	(1)	6	(207)
Ending Balance	$6,681	$7,954	$7,179

6.	Inventories:

Inventories at March 31 consisted of:	2011	2012
Finished goods	$120,723	$118,916
Work in process	92,680	101,923
Raw materials and supplies	283,092	345,278
	$496,495	$566,117

7.	Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries.  As of March 31, 2012, we believe that our credit risk exposure is not significant.

At March 31, 2011 and 2012 investments in debt securities and time deposits held by us were classified either as available-for-sale or held-to-maturity.

Available-for-sale investments are securities are classified as either current or long-term assets based on their underlying expected cash flows and are being recorded at fair market value. Any unrealized holding gains and losses resulting from these securities are reported, net of tax as a separate component of shareholders' equity until realized.  Realized gains and losses and declines in value judged to be other than temporary, if any, are included in the results of operations and are determined by specific identification of securities.  During the fiscal year ended March 31, 2012, the Company has recorded no other-than-temporary impairment charges or net unrealized gains to other comprehensive income related to these securities. See Notes 3 and 4 for additional disclosures related to these available-for-sale securities.
Investments in held-to-maturity securities, recorded at amortized cost were as follows at March 31:

	2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government and agency securities	$20,000	$19	$-	$20,019
Corporate bonds	43,967	39	-	44,006
Time deposits	334,947	1	-	334,948
Long-term investments:
Corporate bonds	20,843	-	(21)	20,822
U.S. government and agency securities	199,992	59	(978)	199,073
	$619,749	$118	$(999)	$618,868

	2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	40,638	138	-	40,776
Time deposits	370,695	-	-	370,695
Long-term investments:
Corporate bonds	68,061	229	(72)	68,218
U.S. government and agency securities	170,051	164	(154)	170,061
	$656,245	$531	$(228)	$656,548

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2012, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$418,133	$418,269
Due after one year through five years	238,112	238,279
Total	$656,245	$656,548

8.	Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

Years Ended March 31,	2010	2011	2012
Domestic	$56,826	$123,112	$1,463
Foreign	119,531	211,147	178,442
	$176,357	$334,259	$179,905

The provision for income taxes consisted of:

Years Ended March 31,	2010	2011	2012
Current:
Federal/State	$30,647	$52,114	$33,166
Foreign	11,271	40,819	43,471
	41,918	92,933	76,637
Deferred:
Federal/State	(21,211)	(11,217)	(52,093)
Foreign	12,792	8,540	2,556
	(8,419)	(2,677)	(49,537)
	$33,499	$90,256	$27,100

    Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

March 31,	2011		2012
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,122	$-	$8,916	$-
Inventory reserves	9,868	20	11,765	381
Utilization of foreign tax credits	-	-	20,552	8,686
Accrued expenses and other	24,878	86	56,294	-
Sub total	43,868	106	97,527	9,067
Less valuation allowances	(4,407)	-	(3,220)	-
Total Current	$39,461	$106	$94,307	$9,067

March 31,	2011		2012
Non-current:	Assets	Liabilities	Assets	Liabilities
Tax over book depreciation / amortization	$18,138	$24,184	$18,498	$20,790
Deduction of foreign branch losses	-	10,236	-	9,401
Pension obligations	10,620	-	15,431	-
Other, net	7,134	6,597	8,630	7,585
Net operating loss and tax credit carry forwards	84,669	-	77,001	-
Sub total	120,561	41,017	119,560	37,776
Less valuation allowances	(77,893)	-	(69,561)	-
Total Non-current	$42,668	$41,017	$49,999	$37,776

Aggregate deferred income tax amounts are summarized below:

March 31,	2011	2012
Assets	$82,129	$144,306
Liabilities	(41,123)	(46,843)
Net deferred income tax assets	$41,006	$97,463

Amounts included in our Consolidated Balance Sheets:

March 31,	2011	2012
Current assets	$39,355	$85,787
Current liabilities	-	(547)
Noncurrent assets	1,651	14,493
Noncurrent liabilities	-	(2,270)
Net deferred income tax assets	$41,006	$97,463

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Years Ended March 31,
	2010	2011	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.9	0.8	(0.7)
Effect of foreign operations	(8.1)	(8.2)	(11.8)
Change in valuation allowance	(2.2)	0.9	(0.8)
Foreign branch losses not subject to recapture	(9.4)	(1.1)	(0.9)
Utilization of foreign tax credits	-	-	(3.4)
Other, net	2.8	(0.4)	(2.3)
Effective tax rate	19.0%	27.0%	15.1%

At March 31, 2012, certain of our foreign subsidiaries in Brazil, France, Germany, Israel and Taiwan had tax net operating loss carry forwards totaling approximately $224,403 of which most had no expiration date.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, Israel and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased $3,049 and decreased $6,727 during the years ended March 31, 2011 and 2012, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above.

We have recorded deferred tax liabilities of $10,236 and $9,401 at March 31, 2011 and 2012, respectively, for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns that are subject to U.S. recapture regulations.

The provision for income taxes in the current fiscal year was favorably impacted by a reduction of $1,575 of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period on such foreign branch losses from 15 years to 5 years.  We estimate no further reduction in deferred tax liabilities due to foreign losses, as the recapture period related to foreign branch losses deducted in certain prior years has expired.

At the present time, we expect that cash and profits generated by a majority of our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2011 and 2012 would have been $142,616 and $142,902, respectively.

Income taxes paid totaled $31,181, $81,505 and $91,709 during the years ended March 31, 2010, 2011 and 2012, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the years 2009 and forward in the United States, 2009 and forward in Germany, 2006 and forward in Hong Kong, and 2006 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2009	$5,101
Additions for tax positions of prior years	7,554
Reductions for tax positions of prior years	(50)
Balance at March 31, 2010	$12,605
Additions for tax positions of prior years	2,825
Reductions for tax positions of prior years	(2,917)
Balance at March 31, 2011	$12,513
Additions for tax positions of prior years	2,223
Additions for tax positions in current period	410
Reductions for tax positions of prior years	(838)
Reductions due to expiration of statutes	(186)
Reductions due to settlements with taxing authorities	(966)
Balance at March 31, 2012	$13,156

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2011 and 2012, we had accrued interest and penalties related to uncertain tax positions of $534 and $1,311, respectively. During the year ended March 31, 2011 and 2012, we recognized zero and $707, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on our balance sheet that if recognized would affect the effective tax rate, is approximately $12,513 and $13,156 at March 31, 2011 and 2012, respectively.  This amount excludes the accrual for estimated interest and penalties discussed above.

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

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability is due to the change in the funded status of our plans was to decrease recorded pension liabilities by $13,942 during the fiscal year ended March 31, 2011, and to increase recorded pension liabilities by $4,369 during the fiscal year ended March 31, 2012.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2011 and 2012 were as follows:
	Years Ended March 31,
	U.S. Plans		International Plans
	2011	2012	2011	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$31,340	$32,555	$114,315	$121,997
Service cost	451	365	502	488
Interest cost	1,744	1,735	6,635	6,452
Plan participants' contributions	-	-	132	121
Actuarial (gain)/loss	707	4,839	(992)	8,352
Benefits paid	(1,687)	(1,783)	(6,259)	(5,026)
Curtailment	-	-	-	-
Foreign currency exchange rate changes	-	-	7,664	(1,851)
Benefit obligation at end of year	$32,555	$37,711	$121,997	$130,533
Change in plan assets:
Fair value of plan assets at beginning of year	$26,872	$34,657	$86,296	$101,350
Actual return on assets	3,274	1,299	6,811	7,731
Employer contributions	6,198	-	8,544	8,203
Plan participants' contributions	-	-	132	121
Benefits paid	(1,687)	(1,783)	(6,259)	(5,026)
Foreign currency exchange rate changes	-	-	5,826	(1,222)
Fair value of plan assets at end of year	34,657	34,173	101,350	111,157
Funded status	$2,102	$(3,538)	$(20,647)	$(19,376)

The accumulated benefit obligation at March 31, 2011 and 2012 was $154,552 and $168,244, respectively.

At March 31, 2012, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit and international defined benefit plans.

The Company's assumptions used in determining the pension assets and liabilities were as follows:

	March 31,
	2011	2012
Assumptions:
Discount rates	5.15-5.75%	4.00-5.00%
Increase in compensation	4.00%	3.80%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2012 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2012.

	Years Ended March 31,
	U.S. Plans		International Plans
	2011	2012	2011	2012
Beginning balance	$8,485	$7,597	$33,835	$32,951
Net (gain) loss incurred during the year	(447)	5,809	(1,931)	7,134
Amortization of net loss	(431)	(327)	(1,620)	(1,458)
Amortization of prior service cost	(10)	(10)	-	-
Exchange	-	-	2,667	(397)
	$7,597	$13,069	$32,951	$38,230

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income at March 31, 2012) are as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2011 (1)	2012 (2)	2011 (1)	2012 (2)
Unrecognized net actuarial loss	$4,731	$8,526	$23,725	$27,326
Unamortized prior service cost	17	17	-	-
	$4,748	$8,543	$23,725	$27,326

(1) Amounts in the above table as of March 31, 2011 are net of $2,849 and $9,226 tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2012 are net of $4,526 and $10,904 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2012 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2013 is $858 for the U.S. Plans and $1,700 for the International Plans, respectively.  The March 31, 2012 balance of unamortized prior service cost expected to be amortized in fiscal 2013 is $7 for the U.S. Plans.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2010	2011	2012
Service cost	$876	$937	$855
Interest cost	8,119	8,151	8,224
Expected return on plan assets	(6,130)	(7,968)	(8,629)
Amortization of prior service cost	10	10	10
Recognized actuarial loss	2,029	2,051	1,785
Net periodic pension cost	$4,904	$3,181	$2,245

The Company's assumptions used in determining the net periodic pension expense were as follows:

	March 31,
	2010	2011	2012
Assumptions:
Discount rates	5.20 - 7.25%	5.05 - 5.75%	4.60 - 5.50%
Increase in compensation	4.00%	4.25%	4.00%
Expected long-term rate of return on plan assets	6.50 - 7.50%	6.50 - 7.25%	6.40 - 7.25%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above including discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 0.25% from March 31, 2011 to March 31, 2012.

The fair value of pension assets at March 31, 2011 and 2012 was determined using:

		Based on
	Fair Value at March 31, 2011	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$128	$128	$-	$-
Pooled Separate Accounts	31,178	-	31,178	-
Guaranteed Deposit Account	3,351	-	3,351	-

International Defined Benefit Plan Assets:
Cash	478	478	-	-
Pooled Separate Accounts	100,872	-	100,872	-
Total	$136,007	$606	$135,401	$-

		Based on
	Fair Value at March 31, 2012	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$138	$138	$-	$-
Pooled Separate Accounts	30,843	-	30,843	-
Guaranteed Deposit Account	3,192	-	3,192	-

International Defined Benefit Plan Assets:
Cash	361	361	-	-
Pooled Separate Accounts	110,796	-	110,796	-
Total	$145,330	$499	$144,831	$-

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

The Company's pension plans' weighted average asset allocations at March 31, 2011 and 2012, by asset category are as follows:

	March 31, 2011		March 31, 2012
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	51%	50%	52%	50%
Debt securities	39%	50%	39%	50%
Other	10%	0%	9%	0%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations.  Accordingly, we expect to make contributions of approximately $7,722 to the international plans and none to the U.S. plans in fiscal 2013 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2013	$1,701	$5,020
2014	1,749	5,326
2015	1,867	5,647
2016	1,974	5,990
2017	2,092	6,360
2018-2022	12,188	38,179

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by us are discretionary and are determined by our Board of Directors each year.  Our contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2010, 2011 and 2012 were approximately $5,836, $5,507 and $4,492, respectively.

In addition, we sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by us.  The employees select among various investment alternatives, which are the same as available under the retirement savings plans, with the investments held in a separate trust.  The value of the participant's balance fluctuates based on the performance of the investments.  The market value of the trust at March 31, 2011 and 2012 of $8,730 and $9,150, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are available to our general creditors in the event of our insolvency.

10.	Stock Based Compensation:

We have four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, we could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non-Employee Directors' Stock Option Plan, as amended, we could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non-Employee Directors' Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option's maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors' Stock Option Plan and the 2004 Non-Employee Directors' Stock Option Plan vest as to one third annually.  Requisite service periods related to all plans begin on the grant date.  As of March 31, 2012, there were 12,303 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregated Intrinsic Value

Outstanding at March 31, 2011	3,955	$14.08	-	-
Options granted	530	14.54	-	-
Options exercised	(84)	11.80	-	$305
Options cancelled/forfeited	(57)	19.43	-	-
Outstanding at March 31, 2012	4,344	$14.12	5.06	$2,944

Exercisable at March 31, 2012	3,043	$14.49	3.69	$2,034

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $23, $1,753 and $305 for fiscal years ended March 31, 2010, 2011 and 2012, respectively.

Unvested share activity under our stock options plans for the year ended March 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2011	1,295	$3.22
Options granted	530	3.03
Options forfeited	(11)	3.01
Options vested	(513)	3.61
Unvested balance at March 31, 2012	1,301	$2.99

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $1,714 and $1,157 as of March 31, 2011 and 2012, respectively. The total aggregate fair value of options vested is $2,752, $2,239 and $1,850 for fiscal years ended March 31, 2010, 2011 and 2012, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.18, $3.29 and $3.03 per option during fiscal years ended March 31, 2010, 2011 and 2012, respectively.  The consolidated statement of operations includes $1,180, net of $636 of tax benefit, in stock-based compensation expense for fiscal 2012.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility.  We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2012 was 6.9%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2010	2011	2012
	Grants	Grants	Grants
Expected life (years)	5	5	6
Interest rate	2.4%	2.3%	1.8%
Volatility	27%	27%	23%
Dividend yield	1.7%	1.3%	1.5%

Options exercised under our stock option plans are issued from our treasury shares.  As of March 31, 2012, we have 6,492 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  We purchased 445 shares at a cost of $6,193 during fiscal 2011 and 625 shares at a cost of $8,394 during fiscal 2012 which are held as treasury stock and available for general corporate purposes.

11.	Commitments and Contingencies:

We are a lessee under long-term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non-cancelable operating leases as of March 31, 2012, were as follows:

Years ended March 31,
2013	$6,041
2014	5,005
2015	4,231
2016	3,979
2017	3,990
Thereafter	2,482

Rental expense for operating leases was $7,412, $6,922 and $7,663 for the fiscal years ended March 31, 2010, 2011 and 2012, respectively.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2012, we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA has generally been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at the sites at which the Company has been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions.

In 1991, in connection with a consent decree, we paid $66 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million. In 2007, we received notification from the EPA and the Department of Justice indicating that the United States was preparing to exercise the cost reopener.  In March 2011, the EPA issued the Fourth Explanation of Significant Differences (“ESD #4”) that explains the planned changes to the existing remedial action plan for the harbor to include the use of a confined aquatic disposal (“CAD”) cell, along with interim off-site transportation and disposal of certain contaminated dredge spoils, and the continued use of long-term on-site storage for other contaminated dredge spoils.  ESD #4 provides future cost estimates under the new remedial action plan (in addition to costs incurred to date) ranging from $362 million to $401 million, net present value, based on certain criteria included in the ESD #4. The EPA has indicated that remediation costs through December 31, 2011 were approximately $456 million, not all of which are subject to the reopener provisions.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action and Operation and Maintenance for the harbor cleanup.  The effective date set forth in the UAO is June 18, 2012, pursuant to which the Company has until June 25, 2012 to inform the EPA if it intends to comply with the UAO.

We have not received complete documentation of past response costs from the EPA and therefore have not yet completed an investigation of the monies spent or available defenses in light of these notifications and indications. We have also not yet determined whether the Company can avoid responsibility for all, or some portion, of these past or future costs because the remediation method has changed over time and costs can be appropriately apportioned to parties other than the Company.  We anticipate further discussions with the U.S. Department of Justice, the EPA, and the Commonwealth of Massachusetts in the first half of our fiscal year 2013.

We are continuing to assess the UAO as well as potential defenses and other actions with respect to the site. However, in light of the foregoing, we consider it to be probable and reasonably estimable that we will incur cost within a range of approximately $100 million to $730 million, with no amount within that range representing a more likely outcome until such time as we complete our investigation with regard to monies spent, available defenses and other matters.  We recognize liabilities for environmental exposures when analysis indicates that is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Accordingly, we have recorded a charge for the fourth quarter and year ended March 31, 2012 of $100 million with respect to this matter.

We currently have remaining reserves of approximately $115.9 million at March 31, 2012 related to the various environmental matters discussed above.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  The uncertainties about the status of laws, regulations, regulatory actions, technology and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure; therefore these costs could differ from our current estimates.

During fiscal 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, and cash flows cannot be determined at this time.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, and cash flows cannot be determined at this time.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2010, 2011 and 2012, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$856	Accrued expenses	$1,795

March 31, 2011
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$876	Accrued expenses	$1,409

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,646	Accrued expenses	$2,992

For these derivatives designated as hedging instruments, during fiscal 2010, 2011 and 2012, net pretax gains of $3,555, $6,267 and net loss of $527, respectively, were recognized in other comprehensive income. In addition, during fiscal 2010, 2011 and 2012 net pretax gains of $3,914, $7,740 and $502, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pre tax losses of $521, $2,034 and net gain of $95, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During fiscal 2010, 2011 or 2012, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2010, 2011 and 2012, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2010
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$61	Accrued expenses	$41

March 31, 2011

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$662	Accrued expenses	$443

March 31, 2012

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$114	Accrued expenses	$549

For these derivatives not designated as hedging instruments during fiscal 2010, 2011 and 2012, gains of $408, $2,757 and $2,608, respectively, were recognized in other expense which substantially offset the approximately $1,100, $4,240 and $4,289 in exchange losses, respectively, that were recognized in other income in the accompanying Statement of Operations.

At March 31, 2010, 2011 and 2012, we had outstanding foreign exchange contracts with notional amounts totaling $219,687, $274,083 and $228,206, respectively, denominated primarily in euros, Czech korunas, British pounds and Japanese yen.

13.	Transactions With Affiliate:

Our business includes certain transactions with our parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.
	Years Ended March 31,
	2010	2011	2012
Sales:
Product and equipment sales to affiliates	$26,985	$28,077	$8,501
Subcontracting activities	-	-	-
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment and services	287,531	505,976	431,181
Other:
Dividends paid	19,488	23,142	34,104

The revenues from products sold to Kyocera decreased in fiscal 2012 when compared to previous years as a result of Kyocera procuring components for its mobile handset division directly in Asia from other Kyocera affiliates.

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

The tables below present information about reported segments for the years ended March 31,
	Years Ended March 31,
Sales revenue (in thousands)	2010	2011	2012
Ceramic Components	$155,059	$211,998	$179,984
Tantalum Components	280,991	419,792	393,468
Advanced Components	369,811	410,110	378,843
Total Passive Components	805,861	1,041,900	952,295
KDP and KKC Resale	338,701	440,050	410,419
KEC Resale Connectors	73,973	66,088	54,765
Total KED Resale	412,674	506,138	465,184
Interconnect	86,431	105,138	127,775
Total Revenue	$1,304,966	$1,653,176	$1,545,254

	2010	2011	2012
Operating profit:
Passive components	$175,790	$333,901	$275,947
KED Resale	26,453	29,010	15,669
Interconnect	9,167	19,525	25,081
Research & development	(6,831)	(7,392)	(7,716)
Corporate administration	(33,895)	(50,120)	(133,430)
Total	$170,684	$324,924	$175,551

	2010	2011	2012
Depreciation and amortization:
Passive components	$47,774	$41,008	$35,616
KED Resale	453	433	332
Interconnect	4,397	3,524	4,072
Research & development	761	541	1,208
Corporate administration	4,788	2,113	5,662
Total	$58,173	$47,619	$46,890

	2010	2011	2012
Assets:
Passive components	$525,631	$703,602	$760,121
KED Resale	38,264	63,706	47,506
Interconnect	39,512	44,315	55,001
Research & development	5,136	5,337	6,493
Cash, A/R and S/T and L/T investments	1,196,777	1,239,426	1,259,582
Goodwill - Passive components	152,124	152,255	152,429
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	83,771	100,564	176,603
Total	$2,051,492	$2,319,482	$2,468,012

	2010	2011	2012
Capital expenditures:
Passive components	$26,986	$24,301	$29,664
KED Resale	98	64	13
Interconnect	1,669	1,783	11,761
Research & development	89	1,176	803
Corporate administration	46	146	6,960
Total	$28,888	$27,470	$49,201

No single customer has accounted for more than 10% of net sales or accounts receivable in the fiscal years ended March 31, 2010, 2011 or 2012.

The following geographic data is based upon net sales generated by operations located within that geographic area and long lived assets based upon physical location.
	Years Ended March 31,
	2010	2011	2012
Net sales:
Americas	$403,348	$516,243	$429,079
Europe	309,486	405,231	422,613
Asia	592,132	731,702	693,562
Total	$1,304,966	$1,653,176	$1,545,254

Property, plant and equipment, net:
Americas	$122,312	$107,226	$107,378
Europe	92,924	97,763	100,255
Asia	31,793	30,670	28,855
Total	$247,029	$235,659	$236,488

15.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2011 and 2012 is as follows:

	First Quarter		Second Quarter
	2011	2012	2011	2012
Net sales	$396,537	$436,422	$430,639	$404,767
Gross profit	102,652	124,659	122,372	110,818
Net income	52,300	67,599	67,891	61,919
Basic earnings per share	0.31	0.40	0.40	0.36
Diluted earnings per share	0.31	0.40	0.40	0.36

	Third Quarter		Fourth Quarter
	2011	2012	2011	2012
Net sales	$405,862	$340,865	$420,138	$363,200
Gross profit	114,597	78,332	117,765	78,150
Net income	60,552	36,871	63,260	(13,584)
Basic earnings per share	0.36	0.22	0.37	(0.08)
Diluted earnings per share	0.36	0.22	0.37	(0.08)

Results for the quarter ended March 31, 2011 include environmental remediation and legal costs of $8,575 and $2,236 one-time income tax benefit attributable to an increase in available U.S. foreign tax credits relating to one of our European operations.

Results for the three and twelve months ended March 31, 2012 include $11,528 of one-time income tax benefits primarily attributable to the utilization of U.S. foreign tax credits relating to the Company’s South American and European operations and the reversal of certain state income tax valuation allowances.

Results for the quarter ended March 31, 2012 include environmental charges of $100,000 related to the New Bedford harbor site, as discussed in Note 11.

16.	Subsequent Events:

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action and Operation and Maintenance for the harbor clean-up.  The effective date set forth in the UAO is June 18, 2012, the Company has until June 25, 2012 to inform the EPA if it intends to comply with the UAO.

On May 8, 2012, our Board of Directors declared a $0.075 dividend per share of common stock for the quarter ended March 31, 2012.  The dividend will be paid to stockholders of record on June 1, 2012 and will be disbursed on June 15, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
May 24, 2012