Form 10-Q
period 2012-06-30
AVX Corp
filed 2012-08-09
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, par value $0.01 per share	169,330,825

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	March 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$395,284	$421,829
Short-term investments in securities	418,133	415,138
Accounts receivable - trade	206,170	201,011
Accounts receivable - affiliates	1,883	2,144
Inventories	566,117	541,404
Income taxes receivable	14,988	22,387
Deferred income taxes	85,787	81,882
Prepaid and other	38,783	32,936
Total current assets	1,727,145	1,718,731
Long-term investments in securities	238,112	254,304
Property and equipment	1,449,981	1,411,147
Accumulated depreciation	(1,213,493)	(1,181,263)
	236,488	229,884
Goodwill	162,707	162,707
Intangible assets, net	78,221	77,123
Deferred income taxes - non-current	14,493	104,853
Other assets	10,846	10,605
Total Assets	$2,468,012	$2,558,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$43,719	$34,662
Accounts payable - affiliates	60,078	67,307
Income taxes payable	13,815	11,138
Deferred income taxes	547	298
Accrued payroll and benefits	38,333	36,904
Accrued expenses	140,581	161,888
Total current liabilities	297,073	312,197
Pensions	22,337	20,261
Deferred income taxes - non-current	2,270	1,945
Other liabilities	25,579	271,991
Total Liabilities	347,259	606,394
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 169,600 and 169,431 shares at March 31 and June 30, 2012, respectively	1,764	1,764
Additional paid-in capital	349,474	350,048
Retained earnings	1,838,140	1,688,636
Accumulated other comprehensive income	19,363	1,192
Treasury stock, at cost:
6,768 and 6,937 shares at March 31 and June 30, 2012, respectively	(87,988)	(89,827)
Total Stockholders' Equity	2,120,753	1,951,813
Total Liabilities and Stockholders' Equity	$2,468,012	$2,558,207

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2011	2012
Net sales	$436,422	$353,154
Cost of sales	311,763	284,197
Gross profit	124,659	68,957
Selling, general and administrative expenses	31,107	29,694
Environmental charge	-	266,250
Profit (loss) from operations	93,552	(226,987)
Other income:
Interest income	1,495	1,870
Other, net	163	9
Income (loss) before income taxes	95,210	(225,108)
Provision for (benefit from) income taxes	27,611	(88,324)
Net income (loss)	$67,599	$(136,784)
Income (loss) per share:
Basic	$0.40	$(0.81)
Diluted	$0.40	$(0.81)

Dividends declared	$0.055	$0.075
Weighted average common shares outstanding:
Basic	170,139	169,528
Diluted	170,605	169,528

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2011	2012
Net income (loss)	$67,599	$(136,784)
Other comprehensive income, net of income taxes
Foreign currency translation adjustment	6,602	(19,408)
Foreign currency cash flow hedges adjustment	221	1,014
Pension liability adjustment	492	223
Unrealized gain on available-for-sale securities	39	-
Other comprehensive income (loss), net of income taxes	7,354	(18,171)
Comprehensive income (loss)	$74,953	$(154,955)

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended June 30,
	2011	2012
Operating Activities:
Net income (loss)	$67,599	$(136,784)
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,529	10,554
Stock-based compensation expense	425	575
Deferred income taxes	526	(88,419)
Other	(4)	4
Changes in operating assets and liabilities:
Accounts receivable	(19,575)	4,974
Inventories	(43,813)	17,509
Accounts payable and accrued expenses	(5,406)	20,606
Income taxes payable	17,609	(2,446)
Other assets	8,305	(6,472)
Other liabilities	(1,829)	246,411
Net cash provided by operating activities	35,366	66,512

Investing Activities:
Purchases of property and equipment	(15,294)	(10,716)
Purchases of investment securities	(362,712)	(207,236)
Sales of available-for-sale securities	395	-
Redemptions of investment securities	301,555	193,527
Net cash used in investing activities	(76,056)	(24,425)

Financing Activities:
Dividends paid	(9,367)	(12,720)
Purchase of treasury stock	(1,555)	(1,839)
Proceeds from exercise of stock options	776	-
Excess tax benefit from stock-based payment arrangements	82	-
Net cash used in financing activities	(10,064)	(14,559)

Effect of exchange rate on cash	284	(983)

Increase (decrease) in cash and cash equivalents	(50,470)	26,545

Cash and cash equivalents at beginning of period	379,350	395,284

Cash and cash equivalents at end of period	$328,880	$421,829

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

   1. Basis of Presentation:

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. During the three month period ended June 30,  2012,  there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

New Accounting Standards

Effective April 1, 2012, we adopted Accounting Standards Update 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which revises the manner in which companies present comprehensive income.  Under ASU 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements.  Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income.  ASU 2011-05 requires retrospective application.  The adoption affects only the display of those components of equity categorized as other comprehensive income and does not change existing recognition and measurement requirements that determine net earnings.  The Company has elected to present two separate but consecutive statements.

Effective April 1, 2012, we adopted Accounting Standards Update 2011-12, which effectively deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.  Our adoption of ASU 2011-12 did not have a material effect on our consolidated financial statements.

Effective April 1, 2012, we adopted Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU did not have a material effect on our consolidated financial statements.

We have reviewed newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended June 30,
	2011	2012
Net Income (Loss)	$67,599	$(136,784)
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	170,139	169,528
Basic earnings per share	$0.40	$(0.81)
Computation of Diluted EPS:
Weighted Average Shares Outstanding	170,139	169,528
Effect of stock options	466	-
Shares used in computing Diluted EPS (1)	170,605	169,528
Diluted Income (Loss) per share	$0.40	$(0.81)

(1) Common stock equivalents, not included in the computation of diluted earnings per share because the impact would have been antidilutive were 1,472 shares and 3,358 shares for the three months ended June 30, 2011 and 2012, respectively.  In addition, 88 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the three months ended June 30, 2012.

 3. Trade Accounts Receivable:

	March 31, 2012	June 30, 2012
Gross Accounts Receivable - Trade	$228,396	$222,516
Less:
Allowances for doubtful accounts	720	615
Stock rotation and ship from stock and debit	14,327	14,898
Sales returns and discounts	7,179	5,992
Total allowances	22,226	21,505
Net Accounts Receivable - Trade	$206,170	$201,011

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2011	2012
Allowances for doubtful accounts:
Beginning Balance	$686	$720
Charges	-	103
Applications	(2)	(208)
Ending Balance	$684	$615

	Three Months Ended June 30,
	2011	2012
Stock rotation and ship from stock and debit:
Beginning Balance	$13,340	$14,327
Charges	7,840	9,149
Applications	(7,750)	(8,578)
Ending Balance	$13,430	$14,898

	Three Months Ended June 30,
	2011	2012
Sales returns and discounts:
Beginning Balance	$7,954	$7,179
Charges	4,714	2,886
Applications	(4,642)	(3,996)
Translation and other	-	(77)
Ending Balance	$8,026	$5,992

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

-	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	1,760	-	1,760	-
Total	$10,910	$9,150	$1,760	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	3,541	-	3,541	-
Total	$12,691	$9,150	$3,541	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,982	$8,982	$-	$-
Foreign currency derivatives(2)	1,889	-	1,889	-
Total	$10,871	$8,982	$1,889	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,982	$8,982	$-	$-
Foreign currency derivatives(2)	1,773	-	1,773	-
Total	$10,755	$8,982	$1,773	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and a liability as the trust’s assets are available to us as general creditors in the event of our insolvency.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Gains and losses on derivatives not designated as hedges are recorded in other income.

Valuation Techniques:

The following describes valuation techniques used to appropriately value our assets held in the non-qualified deferred compensation plan and derivatives.

Assets held in the non-qualified deferred compensation plan

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2012 and June 30, 2012, all of our forward contracts are Level 2 measurements.

 5. Financial Instruments and Investments in Securities:

At March 31, 2012 and June 30, 2012, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	40,638	138	-	40,776
Time deposits	370,695	-	-	370,695
Long-term investments:
Corporate bonds	68,061	229	(72)	68,218
U.S. government and agency securities	170,051	164	(154)	170,061
	$656,245	$531	$(228)	$656,548

	June 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	54,640	126	(17)	54,749
Time Deposits	353,698	-	-	353,698
Long-term investments:
Corporate bonds	84,235	150	(197)	84,188
U.S. government and agency securities	170,069	230	(47)	170,252
	$669,442	$506	$(263)	$669,685

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2012, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$415,138	$415,245
Due after one year through five years	254,304	254,440
Total	$669,442	$669,685

 6. Inventories:

	March 31, 2012	June 30, 2012
Finished goods	$118,916	$102,818
Work in process	101,923	105,935
Raw materials and supplies	345,278	332,651
	$566,117	$541,404

 7. Stock-Based Compensation:

In May 2012, we granted 493 options to employees pursuant to the 2004 Stock Option Plan described in Note 10, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.13 and $10.90, respectively.

There were no stock options exercised during the first quarter of fiscal year 2013.

 8. Commitments and Contingencies:

We have been identified by the United States Environmental Protection Agency ("EPA"), state governmental agencies, or other private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA has generally been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance for the harbor cleanup.  The effective date set forth in the UAO was June 18, 2012, pursuant to which the Company had until June 25, 2012 to inform the EPA if it intends to comply with the UAO.  The EPA has extended the effective date of the UAO to October 1, 2012.

We are continuing to assess the UAO as well as potential defenses and other actions with respect to the site and to engage in mediation with the EPA and the Commonwealth of Massachusetts.  Our current estimate of the potential liability is $366 million in connection with this matter.  We recognize liabilities for environmental exposures when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Accordingly, we have recorded a charge for the first quarter ended June 30, 2012 (in addition to the $100 million charge recorded in the quarter ended March 31, 2012) of $266 million with respect to this matter.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.   On November 27, 2007 a  suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. Both of these suits are pending.  We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.3 million with respect to these cases as of June 30, 2012.

We currently have reserves of approximately $381.9 million at June 30, 2012 related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $137.7 million in accrued expenses and $244.2 million in other non-current liabilities at June 30, 2012.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

During fiscal 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to defend vigorously the claims that have been asserted in this lawsuit. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

We also operate on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs.  A separate account receivable is recorded for any indemnified costs.

We are involved in disputes, warranty, and legal proceedings arising in the normal course of business.  While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

We have an employment agreement with our Chief Executive Officer that provides for salary continuance equivalent to his most recent base salary as a full-time employee during a two-year advisory period upon retirement.

 9. Comprehensive Income (Loss):

Comprehensive income (loss) represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income (loss), pension liability and other post-retirement benefit adjustments, deferred gains and losses resulting from foreign currency translation adjustments, unrealized gains and losses on qualified foreign currency cash flow hedges, and unrealized gains and losses on available-for-sale securities.

Other comprehensive income (loss) includes the following components:

	Three Months Ended June 30,
	2011		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$6,602	$6,602	$(19,408)	$(19,408)
Foreign currency cash flow hedges adjustment	307	221	1,201	1,014
Pension liability adjustment	683	492	310	223
Unrealized gain on available-for-sale securities	54	39	-	-
Other comprehensive income (loss)	$7,646	$7,354	$(17,897)	$(18,171)

 10. Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate Research and Development group.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment's usage of the shared resources.  Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended June 30,
	2011	2012
Net sales:
Passive Components	$276,179	$213,821
KDP and KCD Resale	113,268	92,871
KCP Resale	15,944	13,432
Total KED Resale	129,212	106,303
Interconnect	31,031	33,030
Total	$436,422	$353,154

	Three Months Ended June 30,
	2011	2012
Operating profit:
Passive Components	$91,720	$40,989
KED Resale	7,246	2,577
Interconnect	6,130	6,988
Research & development	(1,986)	(1,679)
Corporate administration	(9,558)	(275,862)
Total	$93,552	$(226,987)

	March 31, 2012	June 30, 2012
Assets:
Passive Components	$760,121	$707,094
KED Resale	47,506	40,975
Interconnect	55,001	52,738
Research & development	6,493	5,240
Cash, A/R, and investments in securities	1,259,582	1,294,426
Goodwill - Passive components	152,429	152,429
Goodwill - Interconnect	10,277	10,277
Corporate administration	176,603	295,028
Total	$2,468,012	$2,558,207

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended June 30,
	2011	2012
Net sales:
Americas	$120,657	$100,409
Europe	120,712	89,298
Asia	195,053	163,447
Total	$436,422	$353,154

11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30,  2011 and 2012:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
Service cost	$133	$109	$121	$115
Interest cost	435	413	1,613	1,577
Expected return on plan assets	(584)	(538)	(1,468)	(1,551)
Amortization of prior service cost	3	2	-	-
Recognized actuarial loss	156	220	405	423
Net periodic pension cost	$143	$206	$671	$564

Based on current actuarial computations, during the quarter ended June 30, 2012, we made contributions of $1,972 to the international plans. We expect to make additional contributions of approximately $5,916 to the international plans over the remainder of fiscal 2013.  We made no contributions to the U.S. plans during the current quarter due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2012 and June  30, 2012, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,646	Accrued expenses	$2,992

June 30, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,539	Accrued expenses	$1,684

For these derivatives designated as hedging instruments, during the three months ended June 30,  2012, net pretax losses of $463 were recognized in other comprehensive loss. In addition, during the three months ended June 30,  2012, net pretax losses  of $1,188 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains  of $672 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the quarters  ended June 30, 2011 and 2012, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2012 and June  30,  2012, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$114	Accrued expenses	$549

June 30, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$350	Accrued expenses	$89

For these derivatives not designated as hedging instruments during the three months ended June 30,  2012,  losses  of $11 on hedging contracts were recognized in other income, which offset the approximately $1,758 in exchange losses that were recognized in other income in the accompanying Statement of Operations.

At March  31, 2012 and June 30, 2012,  we had outstanding foreign exchange contracts with notional amounts totaling $228,206 and $187,864, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

 13. Subsequent Event:

On July 23,  2012, the Board of Directors of the Company declared a $0.075 dividend per share of common stock with respect to the quarter ended June 30, 2012.  The dividend will be paid to stockholders of record on August 6,  2012 and will be disbursed on August 17,  2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2013, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our unaudited Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes, and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  During the three month period ended June 30, 2012, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, tantalum capacitors, film capacitors, ceramic and film power capacitors, super capacitors, EMI filters, thick and thin film packages, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect and KCP Resale connector products.

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors, and electronic manufacturing service providers, or EMSs.  We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands.  We coordinate our sales, marketing, and manufacturing organizations by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems, and consumer electronics.

Results of Operations - Three Months Ended June 30, 2012 and 2011

Our net loss for the quarter ended June 30, 2012 was $(136.8) million, or $(0.81) per share, compared to net income of $67.6 million, or $0.40 per share, for the quarter ended June 30, 2011.  The net loss for the quarter includes an environmental charge of $266 million, or $(0.98) per share on an after-tax basis, related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts.  This decrease is a result of the factors set forth below.

(in thousands, except per share data)	Three Months Ended June 30,
	2011	2012
Net Sales	$436,422	$353,154
Gross Profit	124,659	68,957
Operating Income (Loss)	93,552	(226,987)
Net Income (Loss)	67,599	(136,784)
Diluted Earnings (Loss) per Share	$0.40	$(0.81)

Net sales in the three months ended June 30, 2012 decreased $83.2 million, or 19.1%, to $353.2 million compared to $436.4 million in the three months ended June 30, 2011.  This decrease is a result of decreased volumes across most of the markets we serve, reflecting weaker global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory as a result of the overall market unpredictability in light of uncertain global economic conditions when compared to the same period last year.  Compared to the same period last year, supply chain inventory levels have decreased as distributor customers and product manufacturers decreased purchases in light of weaker end market demand and economic uncertainty. Overall sales prices for our commodity components declined during this first quarter when compared to the same quarter in the prior year as demand waned and pricing pressure increased.

The table below represents product group revenues for the three-month periods ended June 30, 2011 and June 30, 2012.

Sales Revenue	Three Months Ended June 30,
$(000's)	2011	2012
Ceramic Components	$50,992	$40,694
Tantalum Components	120,249	82,535
Advanced Components	104,938	90,592
Total Passive Components	276,179	213,821
KDP and KCD Resale	113,268	92,871
KCP Resale	15,944	13,432
Total KED Resale	129,212	106,303
AVX Interconnect	31,031	33,030
Total Revenue	$436,422	$353,154

Passive Component sales decreased $62.4 million, or 22.6%, to $213.8 million in the three months ended June 30, 2012 from $276.2 million during the same quarter last year as we saw declines in most of the markets that we serve, with the exception of automotive, aerospace, and component sales related to higher end smart phones.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as consumers reduced inventory replenishment and consumers and manufacturers decreased spending when compared to the same quarter last year.  Funding for global “green energy” products also decreased compared to the same quarter last year.  The decrease in sales of Tantalum Components is the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and general concerns about the economy. The decrease in sales of Ceramic Components reflects a lower volume of unit sales resulting from a decrease in the sale of commodity type components in addition to an overall decline due to a weaker global economy and market uncertainty.

KDP and KCD Resale sales decreased $20.4 million, or 18.0%, to $92.9 million in the three months ended June 30, 2012 compared to $113.3 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended June 30, 2012 is primarily attributable to  a decrease in unit sales volume, particularly in the Asian and European regions due to lower end user demand in the telecommunications market.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $0.5 million, or 1.1%, to $46.5 million in the three months ended June 30, 2012 compared to $47.0 million during the same period last year. This decrease was primarily attributable to  an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles, offset by a weaker demand for telecommunications products, particularly in the Asian market.

Our sales to independent electronic distributor customers represented 38.9% of total sales for the three months ended June 30, 2012, compared to 42.0% for the three months ended June 30, 2011.    Overall distributor inventories decreased as distributors limited purchases to manage their inventory levels due to decreased end user demand resulting from economic uncertainty when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $9.1 million, or 6.6% of gross sales to distributor customers, for the three months ended June 30, 2012 and $7.8 million, or 4.1% of gross sales to distributor customers, for the three months ended June 30, 2011.  This increase in activity is reflective of the tighter market conditions and increased pricing pressure resulting from the weaker economy when compared to the same period last year.  Applications under such programs for the quarters ended June 30, 2012 and 2011 were approximately $8.6 million and $7.7 million, respectively.

Geographically, compared to the same period last year, sales decreased in all regions.  In Europe, sales declined 2.4% to 25.2% of total sales as a result of weaker demand due to uncertain economic and political conditions in Europe. Sales in the Asian market were 46.3% of total sales and sales in the Americas were 28.4% of total sales compared to 44.7% and 27.6% of total sales in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $7.6 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2012 was 19.5% of sales, or $69.0 million, compared to a gross profit margin of 28.6%, or $124.7 million, in the three months ended June 30, 2011. This overall decrease is primarily attributable to lower sales and selling prices reflective of the weaker demand in the global marketplace.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to the same period last year. Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $1.6 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2012 were $29.7 million, or 8.4% of net sales, compared to $31.1 million, or 7.1% of net sales, in the three months ended June 30, 2011.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of lower sales volumes when compared to the same period last year.  The lower total selling, general and administrative costs reflect a decrease in selling costs due to decreased revenue when compared to the same quarter last year.

Income (loss) from operations was  $(227.0) million in the three months ended June 30, 2012 compared to $93.6 million in the three months ended June 30, 2011.   This decrease is a result of the factors set forth above and the recognition of a $266 million charge related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts.  See Note 8 to our consolidated financial statements elsewhere herein for further discussion related to this environmental charge.

Income taxes for the period ended June 30, 2012 resulted in a tax benefit of $88.3 million, or 39.2%, compared to income tax expense of $27.6 million, or 29.0%, for the same period last year.  Excluding the tax benefit of $99.8 million related to the environmental charge, the effective tax rate was 28.0% for the quarter ended June 30, 2012.

As a result of the factors discussed above, net income (loss) for the three month period ended June 30, 2012 was $(136.8) million compared to $67.6 million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, we are uncertain what to expect for the remainder of fiscal 2013.    Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.    Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve as electronic component product supply comes more in balance with demand.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of June 30, 2012, we had a current ratio of 5.5 to 1,  $1,091.3 million of cash, cash equivalents, and short-term and long-term investments in securities, $1,951.8 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $66.5 million in the three months ended June 30, 2012 compared to $35.4 million of cash provided by operating activities in the three months ended June 30, 2011.  The increase in operating cash flow compared to the same period last year was primarily a result of lower working capital requirements resulting from the lower volume of sales and related production, as well as lower inventory levels due to decreased purchases of raw materials, offset by lower net income (loss).  Increased operating cash flows resulting from lower accounts receivable, accounts payable and inventory levels were offset by changes in deferred income taxes primarily due to the environmental charge related to the New Bedford Harbor Superfund site in Massachusetts.

Purchases of property and equipment were $10.7 million in the three month period ended June 30, 2012 compared to $15.3 million in the three month period ended June 30, 2011. Expenditures were primarily made in connection with the expansion of interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $40 - $50 million in fiscal 2013.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2012, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2012, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, research, development and engineering expenses, any acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2012, we did not have any significant delivery contracts outstanding.

We are involved in disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon our review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss),  or cash flows. However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, comprehensive income (loss),  or cash flows.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance for the harbor cleanup.  The effective date set forth in the UAO was June 18, 2012, pursuant to which the Company had until June 25, 2012 to inform the EPA if it intends to comply with the UAO.  The EPA has extended the effective date of the UAO to October 1, 2012.

We are continuing to assess the UAO as well as potential defenses and other actions with respect to the site and to engage in mediation with the EPA and the Commonwealth of Massachusetts.  Our current estimate of the potential liability is $366 million in connection with this matter.  We recognize liabilities for environmental exposures when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Accordingly, we have recorded a charge for the first quarter ended June 30, 2012 (in addition to the $100 million charge recorded in the quarter ended March 31, 2012) of $266 million with respect to this matter.

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

We currently have reserves for current remediation, compliance, and legal costs totaling $381.9 million at June 30, 2012.  Additional information related to environmental and legal issues can be found in Note 8,  “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  Accordingly, the Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. See Note 12 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In addition, there were no changes in our internal control over financial reporting during our first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a potentially responsible party at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Annual Report Risk Factors”) for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Annual Report Risk Factors, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased (1)	paid per share	or programs (1)(2)	programs (1)(2)
04/01/12 - 04/30/12	-	$-	-	6,492,063
05/01/12 - 05/31/12	48,200	10.84	48,200	6,443,863
06/01/12 - 06/30/12	121,304	10.86	121,304	6,322,559
Total	169,504	$10.85	169,504	6,322,559

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 9,  2012

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary