Form 10-Q
period 2012-09-30
AVX Corp
filed 2012-11-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, par value $0.01 per share	169,071,271

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	March 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$395,284	$481,546
Short-term investments in securities	418,133	405,673
Accounts receivable - trade, net	206,170	203,403
Accounts receivable - affiliates	1,883	2,265
Inventories	566,117	544,401
Income taxes receivable	14,988	75,490
Deferred income taxes	85,787	38,190
Prepaid and other	38,783	34,547
Total current assets	1,727,145	1,785,515
Long-term investments in securities	238,112	203,746
Property and equipment	1,449,981	1,434,763
Accumulated depreciation	(1,213,493)	(1,196,463)
	236,488	238,300
Goodwill	162,707	162,714
Intangible assets, net	78,221	76,025
Deferred income taxes - non-current	14,493	97,408
Other assets	10,846	11,040
Total Assets	$2,468,012	$2,574,748
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$43,719	$41,374
Accounts payable - affiliates	60,078	59,421
Income taxes payable	13,815	6,178
Deferred income taxes	547	263
Accrued payroll and benefits	38,333	37,350
Accrued expenses	140,581	172,683
Total current liabilities	297,073	317,269
Pensions	22,337	17,846
Deferred income taxes - non-current	2,270	2,421
Other liabilities	25,579	261,323
Total Liabilities	347,259	598,859
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 169,600 and 169,071 shares at March 31 and September 30, 2012, respectively	1,764	1,764
Additional paid-in capital	349,474	350,309
Retained earnings	1,838,140	1,703,969
Accumulated other comprehensive income	19,363	13,347
Treasury stock, at cost:
6,768 and 7,297 shares at March 31 and September 30, 2012, respectively	(87,988)	(93,500)
Total Stockholders' Equity	2,120,753	1,975,889
Total Liabilities and Stockholders' Equity	$2,468,012	$2,574,748

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Net sales	$404,767	$360,823	$841,189	$713,977
Cost of sales	293,949	291,898	605,712	576,095
Gross profit	110,818	68,925	235,477	137,882
Selling, general and administrative expenses	29,307	29,670	60,414	59,364
Environmental charge	-	-	-	266,250
Profit (loss) from operations	81,511	39,255	175,063	(187,732)
Other income (expense):
Interest income	1,882	1,844	3,377	3,714
Other, net	(1,909)	(308)	(1,746)	(299)
Income (loss) before income taxes	81,484	40,791	176,694	(184,317)
Provision for (benefit from) income taxes	19,565	12,754	47,176	(75,570)
Net income (loss)	$61,919	$28,037	$129,518	$(108,747)
Income (loss) per share:
Basic	$0.36	$0.17	$0.76	$(0.64)
Diluted	$0.36	$0.17	$0.76	$(0.64)

Dividends declared	$0.075	$0.075	$0.130	$0.150
Weighted average common shares outstanding:
Basic	169,968	169,221	170,053	169,374
Diluted	170,181	169,248	170,369	169,374

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Net income (loss)	$61,919	$28,037	$129,518	$(108,747)
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(17,212)	11,111	(10,610)	(8,297)
Foreign currency cash flow hedges adjustment	537	429	758	1,442
Pension liability adjustment	80	616	572	839
Unrealized gain on available-for-sale securities	(289)	-	(250)	-
Other comprehensive income (loss), net of income taxes	(16,884)	12,156	(9,530)	(6,016)
Comprehensive income (loss)	$45,035	$40,193	$119,988	$(114,763)

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

Six Months Ended September 30,
2011		2012
Operating Activities:
Net income (loss)	$129,518	$(108,747)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	23,556	21,430
Stock-based compensation expense	966	835
Deferred income taxes	1,144	(36,158)
Loss on sale of property, plant & equipment	34	86
Loss on available-for-sale securities	228	-
Changes in operating assets and liabilities:
Accounts receivable	11,126	2,430
Inventories	(68,331)	18,798
Accounts payable and accrued expenses	(39,704)	25,746
Income taxes payable	9,106	(7,468)
Other assets	4,730	(58,875)
Other liabilities	(4,254)	236,528
Net cash provided by operating activities	68,119	94,605

Investing Activities:
Purchases of property and equipment	(27,938)	(23,854)
Purchases of investment securities	(648,488)	(302,641)
Sales of available-for-sale securities	690	-
Redemptions of investment securities	529,190	349,570
Net cash provided by (used in) investing activities	(146,546)	23,075

Financing Activities:
Dividends paid	(18,709)	(25,424)
Purchase of treasury stock	(4,459)	(5,512)
Proceeds from exercise of stock options	778	-
Excess tax benefit from stock-based payment arrangements	82	-
Net cash used in financing activities	(22,308)	(30,936)

Effect of exchange rate on cash	(595)	(482)

Increase (decrease) in cash and cash equivalents	(101,330)	86,262

Cash and cash equivalents at beginning of period	379,350	395,284

Cash and cash equivalents at end of period	$278,020	$481,546

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

   1. Basis of Presentation:

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. During the three and six month periods ended September 30, 2012, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Effective April 1, 2012, we adopted Accounting Standards Update 2011-12, which effectively deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.  Our adoption of ASU 2011-12 did not have any material effect on our consolidated financial statements.

Effective April 1, 2012, we adopted Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which was intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Net income (loss)	$61,919	$28,037	$129,518	$(108,747)
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,968	169,221	170,053	169,374
Basic earnings (loss) per share	$0.36	$0.17	$0.76	$(0.64)
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,968	169,221	170,053	169,374
Effect of stock options	213	27	316	-
Weighted Average Shares used in computing Diluted EPS (1)	170,181	169,248	170,369	169,374
Diluted income (loss) per share	$0.36	$0.17	$0.76	$(0.64)

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,768 shares and 3,957 shares for the three months ended September 30, 2011 and 2012, respectively, and 7,628 and 3,883 for the six months ended September 30, 2011 and 2012, respectively.  In addition, 53 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the six months ended September 30, 2012.

 3. Trade Accounts Receivable:

	March 31, 2012	September 30, 2012
Gross Accounts Receivable - Trade	$228,396	$224,112
Less:
Allowances for doubtful accounts	720	814
Stock rotation and ship from stock and debit	14,327	14,473
Sales returns and discounts	7,179	5,422
Total allowances	22,226	20,709
Net Accounts Receivable - Trade	$206,170	$203,403

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Allowances for doubtful accounts:
Beginning Balance	$684	$615	$686	$720
Charges	37	420	37	523
Applications	(71)	(221)	(73)	(429)
Ending Balance	$650	$814	$650	$814

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Stock rotation and ship from stock and debit:
Beginning Balance	$13,430	$14,898	$13,340	$14,327
Charges	6,809	7,933	14,649	17,082
Applications	(6,321)	(8,358)	(14,071)	(16,936)
Ending Balance	$13,918	$14,473	$13,918	$14,473

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Sales returns and discounts:
Beginning Balance	$8,026	$5,992	$7,954	$7,179
Charges	2,465	837	7,179	3,723
Applications	(2,888)	(1,439)	(7,530)	(5,435)
Translation and other	5	32	5	(45)
Ending Balance	$7,608	$5,422	$7,608	$5,422

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

During the three and six month periods ended September 30, 2011 and 2012, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	1,760	-	1,760	-
Total	$10,910	$9,150	$1,760	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	3,541	-	3,541	-
Total	$12,691	$9,150	$3,541	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$9,450	$9,450	$-	$-
Foreign currency derivatives(2)	1,480	-	1,480	-
Total	$10,930	$9,450	$1,480	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,450	$9,450	$-	$-
Foreign currency derivatives(2)	1,147	-	1,147	-
Total	$10,597	$9,450	$1,147	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2012 and September 30, 2012, all of our forward contracts are Level 2 measurements.

 5. Financial Instruments and Investments in Securities:

At March 31, 2012 and September 30, 2012, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	40,638	138	-	40,776
Time deposits	370,695	-	-	370,695
Long-term investments:
Corporate bonds	68,061	229	(72)	68,218
U.S. government and agency securities	170,051	164	(154)	170,061
	$656,245	$531	$(228)	$656,548

	September 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$9,991	$9	$-	$10,000
Corporate bonds	44,313	94	-	44,407
Time deposits	351,369	-	-	351,369
Long-term investments:
Corporate bonds	83,716	475	-	84,191
U.S. government and agency securities	120,030	166	(2)	120,194
	$609,419	$744	$(2)	$610,161

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2012, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$405,673	$405,776
Due after one year through five years	203,746	204,385
Total	$609,419	$610,161

 6. Inventories:

	March 31, 2012	September 30, 2012
Finished goods	$118,916	$99,457
Work in process	101,923	107,919
Raw materials and supplies	345,278	337,025
	$566,117	$544,401

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

In August 2012, we granted 45 options to directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 10, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $1.67 and $9.60, respectively.

There were no stock options exercised during the six months ended September 30, 2012.

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

In 1991, in connection with a consent decree (“1992 Consent Decree”), we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provision.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to January 2, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The Company has recorded a liability for the full amount of the settlement.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007 a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.3 million with respect to these cases as of September 30, 2012.

We currently have reserves of approximately $381.6 million at September 30, 2012 related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $148.7 million in accrued expenses and $232.9 million in other non-current liabilities at September 30, 2012.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

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

AVX has received a demand for approximately $11.0 million from the City of New Bedford arising from contamination at the City's New Bedford Railyard. AVX believes it has meritorious defenses and intends to defend vigorously the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended September 30,
	2011		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(17,212)	$(17,212)	$11,111	$11,111
Foreign currency cash flow hedges adjustment	746	537	567	429
Pension liability adjustment	111	80	854	616
Unrealized gain on available-for-sale securities	(401)	(289)	-	-
Other comprehensive income (loss)	$(16,756)	$(16,884)	$12,532	$12,156

	Six Months Ended September 30,
	2011		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(10,610)	$(10,610)	$(8,297)	$(8,297)
Foreign currency cash flow hedges adjustment	1,053	758	1,768	1,442
Pension liability adjustment	794	572	1,165	839
Unrealized gain on available-for-sale securities	(347)	(250)	-	-
Other comprehensive loss	$(9,110)	$(9,530)	$(5,364)	$(6,016)

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

The tables below present information about reported segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Net sales:
Passive Components	$245,834	$214,283	$522,013	$428,105
KDP and KCD Resale	113,315	101,010	226,583	193,881
KCP Resale	13,974	15,759	29,918	29,191
Total KED Resale	127,289	116,769	256,501	223,072
Interconnect	31,644	29,771	62,675	62,800
Total	$404,767	$360,823	$841,189	$713,977

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Operating profit:
Passive Components	$81,344	$38,457	$173,064	$79,446
KED Resale	4,156	5,700	11,402	8,277
Interconnect	6,193	6,344	12,323	13,332
Research & development	(1,074)	(1,962)	(3,060)	(3,641)
Corporate administration	(9,108)	(9,284)	(18,666)	(285,146)
Total	$81,511	$39,255	$175,063	$(187,732)

	March 31, 2012	September 30, 2012
Assets:
Passive Components	$760,121	$711,701
KED Resale	47,506	38,618
Interconnect	55,001	58,805
Research & development	6,493	5,760
Cash, A/R, and investments in securities	1,259,582	1,296,633
Goodwill - Passive components	152,429	152,437
Goodwill - Interconnect	10,277	10,277
Corporate administration	176,603	300,517
Total	$2,468,012	$2,574,748

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Net sales:
Americas	$108,589	$96,054	$229,246	$196,463
Europe	111,160	86,890	231,872	176,188
Asia	185,018	177,879	380,071	341,326
Total	$404,767	$360,823	$841,189	$713,977

   11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September 30, 2011 and 2012:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
Service cost	$133	$109	$121	$115
Interest cost	435	413	1,613	1,574
Expected return on plan assets	(584)	(539)	(1,468)	(1,550)
Amortization of prior service cost	3	2	-	-
Recognized actuarial loss	156	220	405	423
Net periodic pension cost	$143	$205	$671	$562

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2011	2012	2011	2012
Service cost	$266	$217	$242	$230
Interest cost	870	826	3,226	3,148
Expected return on plan assets	(1,168)	(1,076)	(2,936)	(3,100)
Amortization of prior service cost	6	4	-	-
Recognized actuarial loss	312	440	810	846
Net periodic pension cost	$286	$411	$1,342	$1,124

Based on current actuarial computations, during the six months ended September 30, 2012, we made contributions of $3,936 to the international plans. We expect to make additional contributions of approximately $3,936 to the international plans over the remainder of fiscal 2013.  We made no contributions to the U.S. plans during the current quarter due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2012 and September 30, 2012, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,646	Accrued expenses	$2,992

September 30, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,427	Accrued expenses	$1,004

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2012, net pretax losses of $1,865 and $2,328, respectively, were recognized in other comprehensive income (loss). In addition, during the three and six months ended September 30, 2012, net pretax gains (losses) of $670 and $(518), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains of $585 and $1,257, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the three and six month periods ended September 30, 2011 and 2012, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2012 and September 30, 2012, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$114	Accrued expenses	$549

September 30, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$53	Accrued expenses	$143

For these derivatives not designated as hedging instruments during the three and six months ended September 30, 2012, losses of $177 and $188, respectively, on hedging contracts were recognized in other income, which offset the approximately $(590) and $1,168, respectively, in exchange gains (losses) that were recognized in other income in the accompanying Statement of Operations.

At March 31, 2012 and September 30, 2012, we had outstanding foreign exchange contracts with notional amounts totaling $228,206 and $169,994, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

 13. Subsequent Events:

On October 31, 2012, the Board of Directors of the Company declared a $0.075 dividend per share of common stock with respect to the quarter ended September 30, 2012.  The dividend will be paid to stockholders of record on November 13, 2012 and will be disbursed on November 26, 2012.

As described in Note 8, the Company announced on October 10, 2012 that it has reached a financial settlement related to environmental matters at the New Bedford Harbor Superfund site, subject to court approval.  Refer to Note 8 for further information concerning the terms of this agreement.

On October 16, 2012, the Company announced that it has signed an agreement with Nichicon Corporation to purchase its Tantalum Component Division for approximately $86.0 million in cash.  The annual component sales of the Division are approximately $75.0 million.  The transaction is subject to customary closing conditions, including regulatory filings as may be required.  The transaction is expected to close during the Company’s fourth fiscal quarter ending March 31, 2013.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  During the three and six month periods ended September 30, 2012, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended September 30, 2012 and 2011

Our net income for the quarter ended September 30, 2012 was $28.0 million, or $0.17 per share, compared to net income of $61.9 million, or $0.36 per share, for the quarter ended September 30, 2011. This decrease is a result of the factors set forth below.

(in thousands, except per share data)	Three Months Ended September 30,
	2011	2012
Net Sales	$404,767	$360,823
Gross Profit	110,818	68,925
Operating Income (Loss)	81,511	39,255
Net Income (Loss)	61,919	28,037
Diluted Earnings (Loss) per Share	$0.36	$0.17

Net sales in the three months ended September 30, 2012 decreased $44.0 million, or 10.9%, to $360.8 million compared to $404.8 million in the three months ended September 30, 2011. This decrease is a result of decreased volumes across most of the markets we serve, reflecting weaker global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory as a result of the overall market unpredictability in light of uncertain global economic conditions when compared to the same period last year.  Compared to the same period last year, supply chain inventory levels have decreased as distributor customers and product manufacturers decreased purchases in light of weaker end market demand and economic uncertainty. Overall sales prices for our commodity components declined during this second quarter when compared to the same quarter in the prior year resulting from lower demand and increased competitive pricing pressure.

The table below represents product group revenues for the quarters ended September 30, 2011 and September 30, 2012.

Sales Revenue	Three Months Ended September 30,
$(000's)	2011	2012
Ceramic Components	$45,687	$43,529
Tantalum Components	104,227	84,388
Advanced Components	95,920	86,366
Total Passive Components	245,834	214,283
KDP and KCD Resale	113,315	101,010
KCP Resale	13,974	15,759
Total KED Resale	127,289	116,769
AVX Interconnect	31,644	29,771
Total Revenue	$404,767	$360,823

Passive Component sales decreased $31.5 million, or 12.8%, to $214.3 million in the three months ended September 30, 2012 from $245.8 million during the same quarter last year as we saw declines in most of the markets that we serve, with the exception of automotive, aerospace, networking and component sales related to higher end smart phones and tablet devices.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as customers controlled inventory replenishment as consumers and manufacturers decreased spending when compared to the same quarter last year.  Funding for global “green energy” products also decreased compared to the same quarter last year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components is the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and weaker demand due to general concerns about the global economy. The decrease in sales of Ceramic Components reflects a lower volume of unit sales resulting from a decrease in the sale of commodity type components in addition to an overall decline due to a weaker global economy and market uncertainty.

KDP and KCD Resale sales decreased $12.3 million, or 10.9%, to $101.0 million in the three months ended September 30, 2012 compared to $113.3 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended September 30, 2012 is primarily attributable to  a decrease in unit sales volume, particularly in the Asian and European regions due to lower end user demand in the telecommunications and consumer markets.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $0.1 million, or 0.2%, to $45.5 million in the three months ended September 30, 2012 compared to $45.6 million during the same period last year. This decrease was primarily attributable to weaker demand for telecommunications products, particularly in the Asian market, offset by  an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 38.7% of total sales for the three months ended September 30, 2012, compared to 38.0% for the three months ended September 30, 2011.    Overall distributor inventories decreased as distributors managed their inventory levels and limited purchases due to decreased end user demand resulting from economic uncertainty when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $7.9 million, or 5.7% of gross sales to distributor customers, for the three months ended September 30, 2012 and $6.8 million, or 4.3% of gross sales to distributor customers, for the three months ended September 30, 2011.  This increase in activity is reflective of the competitive market conditions and resulting increased pricing pressure resulting from the weaker economy when compared to the same period last year.  Applications under such programs for the quarters ended September 30, 2012 and 2011 were approximately $8.4 million and $6.3 million, respectively.

Geographically, compared to the same period last year, sales decreased in all regions tracking the overall macroeconomic conditions across the globe.  In Europe, sales declined 3.4% to 24.1% of total sales as a result of weaker demand due to uncertain economic and political conditions in Europe. Sales in the Asian market were 49.3% of total sales and sales in the Americas were 26.6% of total sales compared to 45.7% and 26.8% of total sales in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $8.4 million when compared to the same quarter last year.

Gross profit in the three months ended September 30, 2012 was 19.1% of sales, or $68.9 million, compared to a gross profit margin of 27.4%, or $110.8 million, in the three months ended September 30, 2011. This overall decrease is primarily attributable to lower sales and selling prices reflective of the weaker demand in the global marketplace.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to the same period last year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $11.4 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended September 30, 2012 were $29.7 million, or 8.2% of net sales, compared to $29.3 million, or 7.2% of net sales, in the three months ended September 30, 2011.  The overall increase in selling, general and administrative expenses as a percentage of sales primarily reflects the impact of lower sales volumes when compared to the same period last year.

As a result of the factors set forth above, income from operations was  $39.3 million in the three months ended September 30, 2012 compared to $81.5 million in the three months ended September 30, 2011.

Our effective tax rate for the three months ended September 30, 2012 was 31.3% compared to 24.0% for the three months ended September 30, 2011.  The increase in the effective rate is due to more income in higher tax rate jurisdictions in addition to a decrease in foreign tax liabilities recognized during the prior year and not repeated in the current year and the expected loss of a U.S. federal tax deduction for fiscal 2013 due to lower projected taxable income limitations.

As a result of the factors discussed above, net income for the three month period ended September 30, 2012 was $28.0 million compared to $61.9 million for the same three month period last year.

Results of Operations - Six Months Ended September 30, 2012 and 2011

Our net loss for the six month period ended September 30, 2012 was $(108.7) million, or $(0.64) per share, compared to net income of $129.5 million, or $0.76 per share, for the six month period ended September 30, 2011. The net loss for the current period includes an environmental charge of $266.3 million related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts.  This decrease is a result of the factors set forth below.

(in thousands, except per share data)	Six Months Ended September 30,
	2011	2012
Net Sales	$841,189	$713,977
Gross Profit	235,477	137,882
Operating Income (Loss)	175,063	(187,732)
Net Income (Loss)	129,518	(108,747)
Diluted Earnings (Loss) per Share	$0.76	$(0.64)

Net sales in the six months ended September 30, 2012 decreased $127.2 million, or 15.1%, to $714.0 million compared to $841.2 million in the six months ended September 30, 2011. This decrease is a result of decreased volumes across most of the markets we serve, reflecting weaker global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory as a result of the overall market unpredictability in light of uncertain global economic conditions when compared to the same period last year.  Compared to the same period last year, supply chain inventory levels have decreased as distributor customers and product manufacturers decreased or limited purchases in light of weaker end market demand and economic uncertainty. Overall sales prices for our commodity components declined during this six month period when compared to the same six month period in the prior year resulting from lower demand and increased competitive pricing pressure.

The table below represents product group revenues for the six month periods ended September 30, 2011 and September 30, 2012.

Sales Revenue	Six Months Ended September 30,
$(000's)	2011	2012
Ceramic Components	$96,679	$84,222
Tantalum Components	224,476	166,923
Advanced Components	200,858	176,960
Total Passive Components	522,013	428,105
KDP and KCD Resale	226,583	193,881
KCP Resale	29,918	29,191
Total KED Resale	256,501	223,072
AVX Interconnect	62,675	62,800
Total Revenue	$841,189	$713,977

Passive Component sales decreased $93.9 million, or 18.0%, to $428.1 million in the six months ended September 30, 2012 from $522.0 million during the same period last year as we saw declines in most of the markets that we serve, with the exception of automotive, aerospace, networking and component sales related to higher end smart phones and tablet devices.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as customers reduced or limited inventory replenishment as consumers and manufacturers decreased spending when compared to the same period last year.  Funding for global “green energy” products also decreased compared to the same period last year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components is the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and general concerns about the economy. The decrease in sales of Ceramic Components reflects a lower volume of unit sales resulting from a decrease in the sale of commodity type components in addition to an overall decline due to a weaker global economy and market uncertainty.

KDP and KCD Resale sales decreased $32.7 million, or 14.4%, to $193.9 million in the six months ended September 30, 2012 compared to $226.6 million during the same period last year.  When compared to the same period last year, the decrease during the six months ended September 30, 2012 is primarily attributable to  a decrease in unit sales volume, particularly in the Asian and European regions due to lower end user demand in the telecommunications and consumers markets.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $0.6 million, or 0.6%, to $92.0 million in the six months ended September 30, 2012 compared to $92.6 million during the same period last year. This decrease was primarily attributable to weaker demand for telecommunications products, particularly in the Asian market, offset by  an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 38.8% of total sales for the six months ended September 30, 2012, compared to 39.7% for the six months ended September 30, 2011.    Overall distributor inventories decreased as distributors limited purchases to manage their inventory levels due to decreased end user demand resulting from economic uncertainty when compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $17.1 million, or 6.2% of gross sales to distributor customers, for the six months ended September 30, 2012 and $14.6 million, or 4.2% of gross sales to distributor customers, for the six months ended September 30, 2011.  This increase in activity is reflective of the competitive market conditions and resulting increased pricing pressure resulting from the weaker economy when compared to the same period last year.  Applications under such programs for the six month periods ended September 30, 2012 and 2011 were approximately $16.9 million and $14.1 million, respectively.

Geographically, compared to the same period last year, sales decreased in all regions tracking the overall global macroeconomic conditions.  In Europe, sales declined 2.9% to 24.7% of total sales as a result of weaker demand due to uncertain economic and political conditions in Europe. Sales in the Asian market were 47.8% of total sales and sales in the Americas were 27.5% of total sales compared to 45.2% and 27.3% of total sales in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $15.9 million when compared to the same period last year.

Gross profit in the six months ended September 30, 2012 was 19.3% of sales, or $137.9 million, compared to a gross profit margin of 28.0%, or $235.5 million, in the six months ended September 30, 2011. This overall decrease is primarily attributable to lower sales and selling prices reflective of the weaker demand in the global marketplace.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to the same period last year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current period by approximately $13.0 million when compared to the same quarter last year.

Selling, general and administrative expenses in the six months ended September 30, 2012 were $59.4 million, or 8.3% of net sales, compared to $60.4 million, or 7.2% of net sales, in the six months ended September 30, 2011.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of lower sales volumes when compared to the same period last year.  The lower total selling, general and administrative costs reflect a decrease in selling costs due to decreased revenue and lower overall spending resulting from increased emphasis on spending controls when compared to the same period last year.

Income (loss) from operations was  $(187.7) million in the six months ended September 30, 2012 compared to $175.1 million in the six months ended September 30, 2011.  This decrease is a result of the factors set forth above and the recognition of a $266.3 million charge related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts.  See Note 8 to our consolidated financial statements elsewhere herein for further discussion related to this environmental charge.

Income taxes for the six month period ended September 30, 2012 resulted in a tax benefit of $75.6 million, or 41.0%, compared to income tax expense of $47.2 million, or 26.7%, for the same period last year.  The change in effective tax rate is primarily attributable to the tax benefit of the New Bedford Harbor environmental tax liability, partially offset by $1.7 million of additional tax expense related to other discrete tax items recognized during the period.  Exclusive of these items, the effective tax rate for the six month period ended September 30, 2012 would have been 29.6%.

As a result of the factors discussed above, net income (loss) for the six month period ended September 30, 2012 was $(108.7) million compared to $129.5 million for the same six month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of September 30, 2012, we had a current ratio of 5.6 to 1, $1,091.0 million of cash, cash equivalents, and short-term and long-term investments in securities, $1,975.9 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $94.6 million in the six months ended September 30, 2012 compared to $68.1 million of cash provided by operating activities in the six months ended September 30, 2011.  The increase in operating cash flow compared to the same period last year was primarily a result of lower working capital requirements resulting from the lower volume of sales and related production, as well as lower inventory levels due to decreased purchases of raw materials, offset by lower net income. Increased operating cash flows resulting from lower accounts receivable, accounts payable and inventory levels were offset by changes in deferred income taxes primarily due to the environmental charge related to the New Bedford Harbor Superfund site in Massachusetts.

Purchases of property and equipment were $23.9 million in the six month period ended September 30, 2012 compared to $27.9 million in the six month period ended September 30, 2011. Expenditures were primarily made in connection with the expansion of interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $40 - $50 million in fiscal 2013.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

On October 16, 2012, the Company announced that it has signed an agreement with Nichicon Corporation to purchase its Tantalum Component Division for approximately $86.0 million in cash.  The annual component sales of the Division are approximately $75.0 million.  The transaction is subject to customary closing conditions, including regulatory filings as may be required.  The transaction is expected to close during the Company’s fourth fiscal quarter ending March 31, 2013.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2012, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of September 30, 2012, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs and funding the New Bedford Harbor settlement, research, development and engineering expenses, the acquisition of the Tantalum Components division of Nichicon Corporation and any other acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2012, we did not have any significant delivery contracts outstanding.

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

In 1991, in connection with a consent decree (“1992” Consent Decree”), we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provision.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to January 2, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA and AVX announced that they reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The Company has recorded a liability for the full amount of the settlement.

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

We currently have reserves for current remediation, compliance, and legal costs totaling $381.6 million at September 30, 2012.  Additional information related to environmental and legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in our internal control over financial reporting during our the first two quarters of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1) (2)	programs (1) (2)
07/01/12 - 07/31/12	-	$-	-	6,492,063
08/01/12 - 08/31/12	290,304	10.17	290,304	6,201,759
09/01/12 - 09/30/12	69,000	10.43	69,000	6,132,759
Total	359,304	$10.22	359,304	6,132,759

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2012.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2012.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 7, 2012

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary