Form 10-Q
period 2012-12-31
AVX Corp
filed 2013-02-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2013
Common Stock, par value $0.01 per share	168,869,921

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$395,284	$577,118
Short-term investments in securities	418,133	455,838
Accounts receivable - trade, net	206,170	177,305
Accounts receivable - affiliates	1,883	2,530
Inventories	566,117	557,215
Income taxes receivable	14,988	58,105
Deferred income taxes	85,787	43,955
Prepaid and other	38,783	34,729
Total current assets	1,727,145	1,906,795
Long-term investments in securities	238,112	87,931
Property and equipment	1,449,981	1,424,068
Accumulated depreciation	(1,213,493)	(1,186,534)
	236,488	237,534
Goodwill	162,707	162,719
Intangible assets, net	78,221	74,928
Deferred income taxes - non-current	14,493	101,365
Other assets	10,846	8,351
Total Assets	$2,468,012	$2,579,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$43,719	$41,212
Accounts payable - affiliates	60,078	54,900
Income taxes payable	13,815	7,308
Deferred income taxes	547	253
Accrued payroll and benefits	38,333	35,889
Accrued expenses	140,581	176,299
Total current liabilities	297,073	315,861
Pensions	22,337	16,383
Deferred income taxes - non-current	2,270	2,196
Other liabilities	25,579	258,604
Total Liabilities	347,259	593,044
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 169,600 and 168,897 shares at March 31 and December 31, 2012, respectively	1,764	1,764
Additional paid-in capital	349,474	350,557
Retained earnings	1,838,140	1,711,154
Accumulated other comprehensive income	19,363	18,363
Treasury stock, at cost:
6,768 and 7,471 shares at March 31 and December 31, 2012, respectively	(87,988)	(95,259)
Total Stockholders' Equity	2,120,753	1,986,579
Total Liabilities and Stockholders' Equity	$2,468,012	$2,579,623

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Net sales	$340,865	$339,875	$1,182,054	$1,053,852
Cost of sales	262,533	277,458	868,245	853,552
Gross profit	78,332	62,417	313,809	200,300
Selling, general and administrative expenses	28,117	29,185	88,531	88,548
Environmental charge	-	-	-	266,250
Profit (loss) from operations	50,215	33,232	225,278	(154,498)
Other income (expense):
Interest income	1,841	1,842	5,064	5,556
Other, net	(820)	(447)	(2,412)	(747)
Income (loss) before income taxes	51,236	34,627	227,930	(149,689)
Provision for (benefit from) income taxes	14,365	14,763	61,541	(60,807)
Net income (loss)	$36,871	$19,864	$166,389	$(88,882)
Income (loss) per share:
Basic	$0.22	$0.12	$0.98	$(0.53)
Diluted	$0.22	$0.12	$0.98	$(0.53)

Dividends declared per share	$0.075	$0.075	$0.205	$0.225
Weighted average common shares outstanding:
Basic	169,795	168,978	169,967	169,241
Diluted	169,964	168,994	170,216	169,241

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Net income (loss)	$36,871	$19,864	$166,389	$(88,882)
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(16,270)	6,027	(26,879)	(2,270)
Foreign currency cash flow hedges adjustment	(1,193)	(1,595)	(436)	(153)
Pension liability adjustment	459	584	1,031	1,423
Unrealized gain (loss) on available-for-sale securities	164	-	(86)	-
Other comprehensive income (loss), net of income taxes	(16,840)	5,016	(26,370)	(1,000)
Comprehensive income (loss)	$20,031	$24,880	$140,019	$(89,882)

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

Nine Months Ended December 31,
2011		2012
Operating Activities:
Net income (loss)	$166,389	$(88,882)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	35,059	33,700
Stock-based compensation expense	1,391	1,097
Deferred income taxes	1,081	(40,643)
Loss on sale of property, plant & equipment	155	1,523
Loss on available-for-sale securities	572	-
Changes in operating assets and liabilities:
Accounts receivable	43,012	28,251
Inventories	(91,329)	7,849
Accounts payable and accrued expenses	(37,260)	23,287
Income taxes payable	2,759	(6,448)
Other assets	(4,714)	(41,496)
Other liabilities	3,893	230,352
Net cash provided by operating activities	121,008	148,590

Investing Activities:
Purchases of property and equipment	(38,575)	(34,283)
Purchases of investment securities	(838,871)	(440,140)
Sales of available-for-sale securities	5,686	-
Redemptions of investment securities	846,718	553,214
Net cash provided by (used in) investing activities	(25,042)	78,791

Financing Activities:
Dividends paid	(31,447)	(38,104)
Purchase of treasury stock	(6,331)	(7,327)
Proceeds from exercise of stock options	791	44
Excess tax benefit from stock-based payment arrangements	83	1
Net cash used in financing activities	(36,904)	(45,386)

Effect of exchange rate on cash	(1,139)	(161)

Increase in cash and cash equivalents	57,923	181,834

Cash and cash equivalents at beginning of period	379,350	395,284

Cash and cash equivalents at end of period	$437,273	$577,118

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

   1. Basis of Presentation:

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three and nine month periods ended December  31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. During the three and nine month periods ended December  31, 2012, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Out-of-Period Adjustments

During the three months ended December 31, 2012, the Company recorded an adjustment that decreased net income by $3.6 million to adjust the estimated state tax rate applied to the environmental charge recorded in the first fiscal quarter ended June 30, 2012.  This adjustment resulted in an increase in income tax expense of $3.6 million during the three months ended December 31, 2012.   Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded that the effect of this adjustment was immaterial.   The adjustment has no net effect on the results of operations for the nine months ended December 31, 2012.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Net income (loss)	$36,871	$19,864	$166,389	$(88,882)
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,795	168,978	169,967	169,241
Basic earnings (loss) per share	$0.22	$0.12	$0.98	$(0.53)
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,795	168,978	169,967	169,241
Effect of stock options	169	16	249	-
Weighted Average Shares used in computing Diluted EPS (1)	169,964	168,994	170,216	169,241
Diluted income (loss) per share	$0.22	$0.12	$0.98	$(0.53)

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,488 shares and 3,822 shares for the three months ended December 31, 2011 and 2012, respectively, and 2,506 and 3,862 for the nine months ended December 31, 2011 and 2012, respectively.  In addition, 42 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the nine months ended December 31, 2012.

   3. Trade Accounts Receivable:

	March 31, 2012	December 31, 2012
Gross Accounts Receivable - Trade	$228,396	$198,039
Less:
Allowances for doubtful accounts	720	720
Stock rotation and ship from stock and debit	14,327	14,669
Sales returns and discounts	7,179	5,345
Total allowances	22,226	20,734
Net Accounts Receivable - Trade	$206,170	$177,305

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Allowances for doubtful accounts:
Beginning Balance	$650	$814	$686	$720
Charges	(65)	(108)	(28)	104
Applications	130	14	57	(104)
Ending Balance	$715	$720	$715	$720

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Stock rotation and ship from stock and debit:
Beginning Balance	$13,918	$14,473	$13,340	$14,327
Charges	6,812	8,730	21,461	25,812
Applications	(7,500)	(8,534)	(21,571)	(25,470)
Translation and other	207	-	207	-
Ending Balance	$13,437	$14,669	$13,437	$14,669

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Sales returns and discounts:
Beginning Balance	$7,608	$5,422	$7,954	$7,179
Charges	6,741	2,901	13,920	6,624
Applications	(6,466)	(2,987)	(13,996)	(8,422)
Translation and other	(144)	9	(139)	(36)
Ending Balance	$7,739	$5,345	$7,739	$5,345

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

During the three and nine month periods ended December 31, 2011 and 2012, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	1,760	-	1,760	-
Total	$10,910	$9,150	$1,760	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	3,541	-	3,541	-
Total	$12,691	$9,150	$3,541	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,809	$6,809	$-	$-
Foreign currency derivatives(2)	1,538	-	1,538	-
Total	$8,347	$6,809	$1,538	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,809	$6,809	$-	$-
Foreign currency derivatives(2)	3,345	-	3,345	-
Total	$10,154	$6,809	$3,345	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2012 and December 31, 2012, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2012 and December 31, 2012, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	40,638	138	-	40,776
Time deposits	370,695	-	-	370,695
Long-term investments:
Corporate bonds	68,061	229	(72)	68,218
U.S. government and agency securities	170,051	164	(154)	170,061
	$656,245	$531	$(228)	$656,548

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$9,999	$1	$-	$10,000
Corporate bonds	84,399	201	(16)	84,584
Time deposits	361,440	251	-	361,691
Long-term investments:
Corporate bonds	22,931	186	-	23,117
U.S. government and agency securities	65,000	34	-	65,034
	$543,769	$673	$(16)	$544,426

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2012, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$455,838	$456,275
Due after one year through five years	87,931	88,151
Total	$543,769	$544,426

 6. Inventories:

	March 31, 2012	December 31, 2012
Finished goods	$118,916	$107,328
Work in process	101,923	104,174
Raw materials and supplies	345,278	345,713
	$566,117	$557,215

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

There were 5 stock options exercised during the nine months ended December 31, 2012 with a total intrinsic value of $2.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provision.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to March 1, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The timing of any such approval is uncertain.  The Company has recorded a liability for the full amount of the settlement.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.4 million with respect to these cases as of December 31, 2012.

We currently have reserves of approximately $381.4 million at December 31, 2012 related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $148.5 million in accrued expenses and $232.9 million in other non-current liabilities at December 31, 2012.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended December 31,
	2011		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(16,270)	$(16,270)	$6,027	$6,027
Foreign currency cash flow hedges adjustment	(1,657)	(1,193)	(1,971)	(1,595)
Pension liability adjustment	638	459	811	584
Unrealized gain on available-for-sale securities	228	164	-	-
Other comprehensive income (loss)	$(17,061)	$(16,840)	$4,867	$5,016

	Nine Months Ended December 31,
	2011		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(26,879)	$(26,879)	$(2,270)	$(2,270)
Foreign currency cash flow hedges adjustment	(606)	(436)	(202)	(153)
Pension liability adjustment	1,432	1,031	1,976	1,423
Unrealized loss on available-for-sale securities	(119)	(86)	-	-
Other comprehensive loss	$(26,172)	$(26,370)	$(496)	$(1,000)

   10. Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment's usage of the shared resources.  Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Net sales:
Passive Components	$209,370	$202,786	$731,383	$630,891
KDP and KCD Resale	87,456	87,658	314,039	281,539
KCP Resale	13,003	18,548	42,921	47,738
Total KED Resale	100,459	106,206	356,960	329,277
Interconnect	31,036	30,883	93,711	93,684
Total	$340,865	$339,875	$1,182,054	$1,053,852

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Operating profit (loss):
Passive Components	$52,343	$33,058	$225,407	$112,504
KED Resale	2,340	4,146	13,742	12,423
Interconnect	5,588	6,290	17,911	19,622
Research & development	(1,824)	(1,966)	(4,884)	(5,607)
Corporate administration	(8,232)	(8,296)	(26,898)	(293,440)
Total	$50,215	$33,232	$225,278	$(154,498)

	March 31, 2012	December 31, 2012
Assets:
Passive Components	$760,121	$720,062
KED Resale	47,506	44,351
Interconnect	55,001	61,038
Research & development	6,493	6,446
Cash, A/R, and investments in securities	1,259,582	1,300,722
Goodwill - Passive components	152,429	152,442
Goodwill - Interconnect	10,277	10,277
Corporate administration	176,603	284,285
Total	$2,468,012	$2,579,623

The following geographic data is based upon net sales generated by operations located within particular geographic areas:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Net sales:
Americas	$94,098	$92,238	$323,344	$288,701
Europe	93,599	85,175	325,471	261,363
Asia	153,168	162,462	533,239	503,788
Total	$340,865	$339,875	$1,182,054	$1,053,852

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December  31, 2011 and 2012:

	U.S. Plans		International Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2012	2011	2012
Service cost	$133	$109	$121	$115
Interest cost	435	413	1,613	1,578
Expected return on plan assets	(584)	(539)	(1,468)	(1,554)
Amortization of prior service cost	3	2	-	-
Recognized actuarial loss	156	220	405	424
Net periodic pension cost	$143	$205	$671	$563

	U.S. Plans		International Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2011	2012	2011	2012
Service cost	$399	$326	$363	$345
Interest cost	1,305	1,239	4,839	4,733
Expected return on plan assets	(1,752)	(1,614)	(4,404)	(4,664)
Amortization of prior service cost	9	5	-	-
Recognized actuarial loss	468	660	1,215	1,273
Net periodic pension cost	$429	$616	$2,013	$1,687

Based on current actuarial computations, during the nine months ended December 31, 2012, we made contributions of $6,058 to the international plans. We expect to make additional contributions of approximately $2,019 to the international plans over the remainder of fiscal 2013.  We made no contributions to the U.S. plans during the nine months ended December 31, 2012 due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2012 and December 31, 2012, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,646	Accrued expenses	$2,992

December 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,298	Accrued expenses	$2,846

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2012, net pretax gains (losses) of $2,835 and $(507), respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine months ended December 31, 2012, net pretax losses of $735 and $1,253, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of  $(120) and $1,137, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying Statement of Operations. During the three and nine month periods ended December 31, 2011 and 2012, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2012 and December 31, 2012, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$114	Accrued expenses	$549

December 31, 2012
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$240	Accrued expenses	$499

For these derivatives not designated as hedging instruments during the three and nine months ended December 31, 2012, losses of $1,205 and $203, respectively, on hedging contracts were recognized in other income, which offset the approximately $(1,165) and $340, respectively, in exchange gains (losses) that were recognized in other income in the accompanying Statement of Operations).

At March 31, 2012 and December 31, 2012, we had outstanding foreign exchange contracts with notional amounts totaling $228,206 and $176,778, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   13. Subsequent Events:

On February 6, 2013, the Board of Directors of the Company declared a $0.075 dividend per share of common stock with respect to the quarter ended December 31, 2012.  The dividend will be paid to stockholders of record on February 22, 2013 and will be disbursed on March 9, 2013.

On February 6, 2013, the Company completed the previously announced acquisition of the Tantalum Component Division of Nichicon Corporation for approximately $86.0 million in cash, subject to typical post-closing working capital adjustments.  The annual component sales of the Division are approximately $75.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2013, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, expectations for research and development, and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management's expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

Any forward-looking statements by the Company are intended to speak only as of the date thereof. We do not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.  All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company's results of operations.  Those policies and estimates can be found in Note 1, "Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements and in "Critical Accounting Policies and Estimates", in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Note 1, "Critical Accounting Policies and Estimates", in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  During the three and nine month periods ended December 31, 2012, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect and KCP Resale connector products.

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

Results of Operations - Three Months Ended December 31, 2012 and 2011

Our net income for the quarter ended December 31, 2012 was $19.9 million, or $0.12 per share, compared to net income of $36.9 million, or $0.22 per share, for the quarter ended December 31, 2011.

(in thousands, except per share data)	Three Months Ended December 31,
	2011	2012
Net sales	$340,865	$339,875
Gross profit	78,332	62,417
Operating income	50,215	33,232
Net income	36,871	19,864
Diluted earnings per share	$0.22	$0.12

Net sales in the three months ended December 31, 2012 decreased $1.0 million, or 0.3%, to $339.9 million compared to $340.9 million in the three months ended December 31, 2011. This decrease is a result of decreased volumes across most of the markets we serve, reflecting soft global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory as a result of the overall market unpredictability in light of uncertain global economic conditions.  Compared to the same period last year, supply chain inventory levels have decreased as product manufacturers decreased purchases in light of soft end-market demand and economic uncertainty. Overall sales prices for our commodity components declined slightly during this third quarter when compared to the same quarter in the prior year resulting from lower demand and increased competitive pricing pressure.

The table below represents product group revenues for the quarters ended December 31, 2011 and December 31, 2012.

Sales Revenue	Three Months Ended December 31,
$(000's)	2011	2012
Ceramic Components	$40,371	$42,889
Tantalum Components	82,125	76,828
Advanced Components	86,874	83,069
Total Passive Components	209,370	202,786
KDP and KCD Resale	87,456	87,658
KCP Resale	13,003	18,548
Total KED Resale	100,459	106,206
AVX Interconnect	31,036	30,883
Total Revenue	$340,865	$339,875

Passive Component sales decreased $6.6 million, or 3.1%, to $202.8 million in the three months ended December 31, 2012 from $209.4 million during the same quarter last year, as we saw declines in some of the markets that we serve, with offsetting increases in automotive, aerospace, networking, and component sales related to higher end smart phones and tablet devices.  The sales decrease in Passive Components reflects the overall soft demand for electronics across global markets as customers decreased inventory levels in response to overall spending by consumers and manufacturers when compared to the same quarter last year.  Funding for global “green energy” products also decreased compared to the same quarter last year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components is the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and decreased concerns over product availability. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same quarter last year.

KDP and KCD Resale sales increased $0.2 million, or 0.2%, to $87.7 million in the three months ended December 31, 2012 compared to $87.5 million during the same period last year.  When compared to the same period last year, the increase during the quarter ended December 31, 2012 is primarily attributable to  an increase in unit sales volume, particularly in the Asian region, reflecting increased demand in the telecommunications market, partially offset by decreases in Europe and the Americas resulting from lower demand in those regions.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $5.4 million, or 12.2%, to $49.4 million in the three months ended December 31, 2012 compared to $44.0 million during the same period last year. This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 40.3% of total sales for the three months ended December  31, 2012, compared to 35.0% for the three months ended December  31, 2011.    Overall distributor activity increased when compared to the same period last year. This increase is reflective of demand improvements and the low inventory levels maintained by distributors in the prior year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $8.7 million, or 6.4% of gross sales to distributor customers, for the three months ended December  31, 2012 and $6.8 million, or 5.4% of gross sales to distributor customers, for the three months ended December  31, 2011.  This increase in activity is reflective of the competitive market conditions and resulting increased pricing pressure when compared to the same period last year.  Applications under such programs for the quarters ended December  31, 2012 and 2011 were approximately $8.5 million and $7.5 million, respectively.

Geographically, compared to the same period last year, sales decreased in Europe and the Americas, while increasing in Asia, tracking the overall macroeconomic conditions in these regions.  Sales in the Asian market increased to 47.8% of total sales while sales in the Americas and Europe decreased to 27.1% and 25.1% of total sales, respectively.  This compares to 44.9%, 27.6%, and 27.5% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $8.7 million when compared to the same quarter last year.

Gross profit in the three months ended December  31, 2012 was 18.4% of sales, or $62.4 million, compared to a gross profit margin of 23.0%, or $78.3 million, in the three months ended December  31, 2011. This overall decrease is primarily attributable to lower selling prices reflective of the soft demand in the global marketplace and resulting market pricing pressures.  In addition, lower production levels and higher energy and material costs negatively impacted margins when compared to the same period last year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the global demand for electronic component parts.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $5.0 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended December  31, 2012 were $29.2 million, or 8.6% of net sales, compared to $28.1 million, or 8.2% of net sales, in the three months ended December  31, 2011.

As a result of the factors set forth above, income from operations was  $33.2 million in the three months ended December 31, 2012 compared to $50.2 million in the three months ended December 31, 2011.

Our effective tax rate for the three months ended December 31, 2012 was 42.6% compared to 28.0% for the three months ended December 31, 2011.  The increase in the effective rate is primarily due to adjustments to the state tax rate applied to the environmental charge, as described in Note 1 to the Consolidated Financial Statements,  and the expected loss of a U.S. federal tax deduction for fiscal 2013 due to projected annual loss limitations.  Excluding discrete items recorded in the period, the effective tax rate was 34.0%, reflective of the loss of the above deduction and increased taxable income in higher tax rate jurisdictions.

As a result of the factors discussed above, net income for the three month period ended December 31, 2012 was $19.9 million compared to $36.9 million for the same three month period last year.

Results of Operations - Nine Months Ended December 31, 2012 and 2011

Our net loss for the nine month period ended December 31, 2012 was $88.9 million, or $0.53 per share, compared to net income of $166.4 million, or $0.98 per share, for the nine month period ended December 31, 2011. The net loss for the nine month period includes an environmental charge of $266.3 million related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts discussed under “Liquidity and Capital Resources” below and in Note 8 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

(in thousands, except per share data)	Nine Months Ended December 31,
	2011	2012
Net sales	$1,182,054	$1,053,852
Gross profit	313,809	200,300
Operating income (loss)	225,278	(154,498)
Net income (loss)	166,389	(88,882)
Diluted earnings (loss) per share	$0.98	$(0.53)

Net sales in the nine months ended December 31, 2012 decreased $128.2 million, or 10.8%, to $1,053.9 million compared to $1,182.1 million in the nine months ended December 31, 2011. This decrease is a result of decreased volumes across most of the markets we serve, reflecting weaker global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory levels as a result of the overall market unpredictability in light of uncertain global economic conditions when compared to the same period last year.  Compared to the same period last year, supply chain inventory levels have decreased as electronic distributor customers and product manufacturers decreased or limited purchases in light of weaker end-market demand and economic uncertainty. Overall sales prices for our commodity components declined during this nine month period when compared to the same nine month period in the prior year resulting from lower demand and increased competitive pricing pressure.

The table below represents product group revenues for the nine month periods ended December 31, 2011 and December 31, 2012.

Sales Revenue	Nine Months Ended December 31,
$(000's)	2011	2012
Ceramic Components	$137,050	$127,112
Tantalum Components	306,601	243,751
Advanced Components	287,732	260,028
Total Passive Components	731,383	630,891
KDP and KCD Resale	314,039	281,539
KCP Resale	42,921	47,738
Total KED Resale	356,960	329,277
AVX Interconnect	93,711	93,684
Total Revenue	$1,182,054	$1,053,852

Passive Component sales decreased $100.5 million, or 13.7%, to $630.9 million in the nine months ended December 31, 2012 from $731.4 million during the same period last year, as we saw declines in most of the markets that we serve, with the exception of automotive, aerospace, networking, and component sales related to higher end smart phones and tablet devices.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as customers reduced or limited inventory levels as consumers and manufacturers decreased spending when compared to the same period last year.  Funding for global “green energy” products also decreased compared to the same period last year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components is the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and reduced concerns about product availability. The decrease in sales of Ceramic Components reflects a lower volume of unit sales resulting from a decrease in the sale of commodity type components in addition to an overall decline due to a weaker global economy and market uncertainty when compared to the same nine month period last year.

KDP and KCD Resale sales decreased $32.5 million, or 10.3%, to $281.5 million in the nine months ended December 31, 2012 compared to $314.0 million during the same period last year.  When compared to the same period last year, the decrease during the nine months ended December 31, 2012 is primarily attributable to  a decrease in unit sales volume, particularly in the Asian and European regions due to lower demand in the telecommunications and consumers markets.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $4.8 million, or 3.5%, to $141.4 million in the nine months ended December 31, 2012 compared to $136.6 million during the same period last year. This increase was primarily attributable to increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 39.3% of total sales for the nine months ended December  31, 2012, compared to 38.3% for the nine months ended December  31, 2011.  Overall distributor inventories increased when compared to the same period last year. This increase is reflective of demand improvements and the low inventory levels maintained by distributors in the prior year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $25.8 million, or 6.2% of gross sales to distributor customers, for the nine months ended December  31, 2012 and $21.5 million, or 4.5% of gross sales to distributor customers, for the nine months ended December  31, 2011.  This increase in activity is reflective of the competitive market conditions and resulting increased pricing pressure resulting from the weaker economy when compared to the same period last year.  Applications under such programs for the nine month periods ended December 30, 2012 and 2011 were approximately $25.5 million and $21.6 million, respectively.

Geographically, compared to the same period last year, sales decreased in all regions tracking the overall global macroeconomic conditions.  Sales in the Asian market increased to 47.8% of total sales while sales in the Americas were unchanged at 27.4% and sales in Europe decreased to 24.8% of total sales, respectively. This compares to 45.1%, 27.4%, and 27.5% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $24.6 million when compared to the same period last year.

Gross profit in the nine months ended December  31, 2012 was 19.0% of sales, or $200.3 million, compared to a gross profit margin of 26.5%, or $313.8 million, in the nine months ended December 30, 2011. This overall decrease is primarily attributable to lower sales and lower selling prices reflective of the weaker demand in the global marketplace and resulting market pricing pressure.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to the same period last year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current period by approximately $18.0 million when compared to the same quarter last year.

Selling, general and administrative expenses in the nine months ended December  31, 2012 were $88.5 million, or 8.4% of net sales, compared to $88.5 million, or 7.5% of net sales, in the nine months ended December  31, 2011.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of lower sales volumes when compared to the same period last year.

Income (loss) from operations was  $(154.5) million in the nine months ended December 31, 2012 compared to $225.3 million in the nine months ended December 31, 2011.  This decrease is a result of the factors set forth above and the recognition of a $266.3 million charge related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts.  See Note 8 to our Consolidated Financial Statements elsewhere herein for further discussion related to this environmental charge.

Income taxes for the nine month period ended December 31, 2012 resulted in a tax benefit of $60.8 million, or 40.6%, compared to income tax expense of $61.5 million, or 27.0%, for the same period last year.  The change in effective tax rate is primarily attributable to the tax benefit of the New Bedford Harbor environmental tax liability recognized during the period.  Exclusive of this item, the effective tax rate for the nine month period ended December 31, 2012 would have been 29.5%.

As a result of the factors discussed above, net income (loss) for the nine month period ended December 31, 2012 was $(88.9) million compared to $166.4 million for the same nine month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, we are uncertain what to expect for the remainder of fiscal 2013.  Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve due to competitive activity.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of December 31, 2012, we had a current ratio of 6 to 1, $1,120.9 million of cash, cash equivalents, and short-term and long-term investments in securities, $1,986.6 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $148.6 million in the nine months ended December 31, 2012 compared to $121.0 million of cash provided by operating activities in the nine months ended December  31, 2011.  The increase in operating cash flow compared to the same period last year was primarily a result of lower working capital requirements resulting from the lower volume of sales and related production, offset by lower net income. Increased operating cash flows resulting from lower accounts receivable, accounts payable and inventory levels were offset by changes in deferred income taxes primarily due to the environmental charge related to the New Bedford Harbor Superfund site in Massachusetts.

Purchases of property and equipment were $34.3 million in the nine month period ended December 31, 2012 compared to $38.6 million in the nine month period ended December 30, 2011. Expenditures were primarily made in connection with the expansion of interconnect manufacturing operations and process improvements in passive component product lines.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $40 - $45 million in fiscal 2013.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

On February 6, 2013, the Company completed its acquisition of the Tantalum Component Division of Nichicon Corporation for approximately $86.0 million in cash, subject to typical post-closing working capital adjustments.  The annual component sales of the Division are approximately $75.0 million.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2012, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of December 31, 2012, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, funding the New Bedford Harbor settlement, research, development and engineering expenses, the acquisition of the Tantalum Components division of Nichicon Corporation, any other acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2012, we did not have any significant delivery contracts outstanding.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provision.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to March 1, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The timing of any such approval is uncertain.  The Company has recorded a liability for the full amount of the settlement.

We have also been named as a potentially responsible party in state and federal administrative proceedings seeking contribution for costs associated with the correction and remediation of environmental conditions at various other waste disposal and operating sites.  In addition, we operate on sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

We currently have reserves for current remediation, compliance, and legal costs totaling $381.4 million at December 31, 2012.  Additional information related to environmental and legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in our internal control over financial reporting during the first three quarters of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1) (2)	programs (1) (2)
10/01/12 - 10/31/12	-	$-	-	5,963,255
11/01/12 - 11/30/12	109,500	9.99	109,500	5,853,755
12/01/12 - 12/31/12	68,900	10.48	68,900	5,784,855
Total	178,400	$10.18	178,400	5,784,855

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
10.1

Supplemental Consent Decree with Defendant AVX Corporation containing agreement among the Company, the United States Environmental Protection Agency and the Commonwealth of Massachusetts, dated October 10, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-k, filed October 11, 2012)

31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2013.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2013.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December  31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 7, 2013

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary