Form 10-K
period 2013-03-31
AVX Corp
filed 2013-05-22
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File Number: 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33‑0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 AVX Boulevard Fountain Inn, South Carolina	29644
(Address of principal executive offices)	(Zip Code)
(864) 967-2150
(Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]   No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes [   ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]      No [      ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]      No [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [X]

Based on the closing sales price of $9.59 on September 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant as of that date was $453,333,886.

As of May 20, 2013, there were 168,553,221 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2013, are incorporated by reference into Part III.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities

Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein.  Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in “Business”, “Risk Factors”,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures about Market Risk”, or relating to the Company’s outlook for overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development, and capital expenditures, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “expects”,  “anticipates”,  “approximates”,  “believes”,  “estimates”,  “intends”, and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements.  No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements.  Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include:  general economic conditions in the Company's market, including inflation, recession, interest rates, and other economic factors; casualty to or other disruption of the Company's facilities and equipment; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. Forward looking statements are intended to speak only as of the date they are made and AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and related products.  Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters, and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder, which  owns approximately 72% of our outstanding common stock.  We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

We are organized by product line with five main product groups.  Our reportable segments are based on the types of products from which we generate revenues.    We have three reportable segments:  Passive Components, Kyocera Electronic Devices (“KED Resale”), and Interconnect.  The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Components reportable segment.  Segment revenue and profit information is presented in Note 15 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of AVX Interconnect (formerly Elco) automotive, telecom, and memory connectors manufactured by AVX.  In addition, we have a corporate administration group consisting of finance and administrative activities.

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

Our principal strategic advantages include:

Creating Technology Leadership.    We have research and development locations in the United States, United Kingdom, Czech Republic, France, Israel, and Japan.    We developed numerous new products and product extensions during fiscal 2013 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers as consumers and business demand more advanced electronic solutions to manage their everyday lives and businesses.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line.    We believe that the breadth and quality of our product line and our ability to quickly respond to our customers’ design and delivery requirements make us the provider of choice for our multi-national customer base.  We differentiate ourselves by providing our customers with a substantially complete passive component solution.  We market five families of products: ceramic products, tantalum products, advanced products, Kyocera-manufactured passive products, and interconnect devices.  This broad array allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $120 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum, and advanced components as well as Interconnect devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as China, El Salvador, Malaysia, Mexico, and the Czech Republic.

Globally Coordinating our Marketing, Distribution, and Manufacturing Facilities.  We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our multi-national customers.  We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing operations in locations where we market the majority of our products.  Our 21 manufacturing facilities are located in 11 different countries around the world.  As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of passive components designed to provide our customers with “one-stop shopping” for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy, and filter frequencies.  Sales of Passive Components represented approximately 60% of our net sales in fiscal 2013.  KDP and KCD Resale represented approximately 27%, and Interconnect products, including KEC Resale Connectors, represented approximately 13% of our net sales in fiscal 2013.  The table below presents revenues for fiscal 2011, 2012 and 2013 by product group.  Financial information concerning our Passive Components, KED Resale, and Interconnect segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Years Ended March 31,
Sales revenue (in thousands)	2011	2012	2013
Ceramic Components	$211,998	$179,984	$173,315
Tantalum Components	419,792	393,468	330,209
Advanced Components	410,110	378,843	346,543
Total Passive Components	1,041,900	952,295	850,067
KDP and KCD Resale	440,050	410,419	377,707
KEC Resale Connectors	66,088	54,765	61,809
Total KED Resale	506,138	465,184	439,516
Interconnect	105,138	127,775	124,817
Total Revenue	$1,653,176	$1,545,254	$1,414,400

Passive Components

We manufacture a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $83 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  We also added two passive component manufacturing sites with the recent acquisition of the Tantalum Components division of Nichicon Corporation (“Nichicon Tantalum”) in February, 2013 for $86 million.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide capacitor market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 59% of our passive component net sales in fiscal 2013.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors, and varistors.  Our advanced products engineers work with some customers’ in-house technical staffs to design, produce, and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with the customer with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 41% of passive component net sales in fiscal 2013.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera-manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer “one-stop shopping” for our customers' electronic components needs.  The Kyocera KDP and KCD electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Resale product sales also include connectors manufactured by Kyocera. Sales of these products accounted for approximately 31% of net sales in fiscal 2013.

Interconnect

We manufacture and sell high-quality electronic connectors and interconnect systems for use in the automotive, telecommunications, information technology hardware, medical device, defense, and aerospace industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, and the quickly evolving stability and safety control system.    We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LCD market. We have invested approximately $26 million in facilities and equipment over the past three years,  as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business. Sales of Interconnect products, including KEC Resale connector products, accounted for approximately 13% of net sales in fiscal 2013. Approximately 33% of combined Interconnect and KEC Resale Connector net sales in fiscal 2013 consisted of connectors manufactured by Kyocera.

Marketing, Sales, and Distribution

We place a high priority on solving customers’ electronic component design challenges and responding to their needs.  To better serve our customers we frequently designate teams consisting of marketing, field application engineering, research and development, and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements.  Costs related to these activities are expensed as incurred.

Approximately 28%, 25%, and 47% of our net sales for fiscal 2013 were to our customers in the Americas, Europe, and Asia, respectively.  Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

Our products are marketed worldwide by our own dedicated direct sales personnel that serve our major OEM and EMS customers. We also have a large network of independent electronic component distributors and independent manufacturers’ representatives who sell our products throughout the world. We have regional sales and design application personnel in strategic locations to provide technical and sales support for independent manufacturers’ representatives and independent electronic component distributors.  We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers.  Our products are sold directly to OEMs, EMSs, and through manufacturing representatives and independent electronic component distributors.  In order to maximize our sales opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers.  Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products.  During the year ended March 31, 2013, one customer comprised 13% of the Company’s sales for the period.  No customer accounted for more than 10% of sales during the years ended March 31, 2011 or 2012.    Furthermore, no single customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2011, 2012, or 2013.  Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (“DSCC”) and European Space Agency (“ESA”), and approved under certain foreign military specifications.

Typically, independent electronic component distributors handle a wide variety of products and fill orders for many customers.  The sales terms under non-exclusive agreements with independent electronic component distributors may vary by distributor, and by geographic region.  In the United States, Europe, and Asia, such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs.  Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5%, of the previous six months net sales.  In the United States, we may use a ship and debit program under which pricing adjustments may be granted by us to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  In addition, certain agreements with distributors may include special incentive discounts based on amount of product ordered or shipped.  Our agreements with independent electronic component distributors generally also require that we repurchase qualified inventory from the distributor in the event that we terminate the distributor agreement or discontinue a product offering.

We had a backlog of orders of approximately $350 million at March 31, 2011, $236 million at March 31, 2012 and $247 million at March 31, 2013.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, and product delivery lead times in the industry. Accordingly, the backlog outstanding at any time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use of such inventory is not typically reflected in backlog.

Research, Development, and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our research and development activities are carried out at facilities located in the United States, United Kingdom,  Czech Republic, France, Israel, and Japan.

Our research and development effort and our operational level engineering effort place a priority on the design and development of innovative products and manufacturing processes as well as engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development, and engineering expenditures were approximately $24 million, $26 million, and $30 million during fiscal 2011, 2012, and 2013, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not in the aggregate material to the successful operation of our business.  For discussion regarding our license arrangement with Kyocera, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Raw Materials

Although most materials incorporated in our products are available from a number of sources, certain materials (particularly tantalum from Australia and Brazil) are available only from a relatively limited number of suppliers.  For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”) or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not derive from conflict areas.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  As a result, AVX is the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only conflict-free tantalum in accordance with the principles of the Dodd-Frank legislation and the current Organisation for Economic Cooperation and Development (“OECD”) guidelines.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2013, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries.

Our participation in “Solutions for Hope” is intended to affirm our commitment to supply conflict-free minerals to our customers and to fully comply with the OECD guidelines and United States Securities and Exchange Commission (“SEC”) regulations. Some of our major OEM customers and automotive suppliers have joined us in the “Solutions for Hope” project.

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel, gold, and copper used in our manufacturing processes.  The cost of these materials is subject to price fluctuation and many have risen significantly during the past few years.  In some cases, increases in the cost of raw materials may be offset by selling price increases, productivity improvement, and cost savings programs, but that is not always the case.

We are a major consumer of the world’s annual production of tantalum.  Tantalum powder and wire are principal materials used in the manufacture of tantalum capacitor products.  These materials are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment and variations in the market.  The tantalum required to manufacture our products has generally been available in sufficient quantity.  The limited number of tantalum material suppliers that process tantalum ore into capacitor grade tantalum powder has led to higher prices during periods of increased demand and/or limited mining output.

Competition

Markets for our products are highly competitive.  We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price.  We believe we are competitively positioned on each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and connector products available from any one source.  Our major competitors for passive electronic components are Murata Manufacturing Company Ltd., TDK Corporation, KEMET Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electro-Mechanics, and Vishay Intertechnology, Inc.  Our major competitors for certain electronic connector products are Tyco Electronics, Amphenol Corporation, Molex Incorporated, FCI Electronics, and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2013,  we employed approximately 10,700 full-time employees.  Approximately 1,500 of these employees are employed in the United States.  Of the employees located in the United States, approximately 300 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing economic conditions and the Company’s actions, labor unrest or strikes will not occur.

Environmental Matters

We are subject to federal, state, and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  These regulations include limitations on discharges into air and water; remediation requirements; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment, and disposal restrictions.  If we fail to comply with any of the applicable environmental regulations we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities.  Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs, or to incur expenses to comply with environmental regulations.  Any failure to control the use, disposal, or storage, or adequately restrict the discharge of hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.  Based on our periodic reviews of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations and that the cost of continuing compliance will not have a material effect on our financial condition or results of operations.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies, or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA has generally been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance, as set forth in the UAO, for the harbor cleanup, pursuant to the reopener provisions.  The effective date set forth in the UAO was June 18, 2012 (and subsequently extended to July 1, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The timing of any such approval is uncertain.  The Company has recorded a liability for the full amount of the proposed settlement.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.3 million with respect to these cases as of March 31, 2013.

We currently have remaining reserves of approximately $380.6 million at March 31, 2013 related to the various environmental matters discussed above.  These reserves are classified in the consolidated balance sheets as $147.7 million in accrued expenses and $232.9 million in other non-current liabilities at March 31, 2013.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

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

AVX has received a demand for approximately $11.0 million from the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX believes it has meritorious defenses and intends to defend vigorously the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

We are not involved in any pending or threatened proceedings that would require curtailment of our operations.  We continually expend funds to ensure that our facilities comply with applicable environmental regulations.  While we believe that we are in material compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of all past occurrences on sites that we currently occupy.  More stringent environmental regulations may be enacted in the future and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations.  Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports from our website, go to “Corporate Information”, then “Investor Relations”, then “Financial Reports”.

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

Executive Officers of the Registrant

Our executive officers are appointed annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws and each officer holds office until the next annual appointment of officers or until a successor has been duly appointed and qualified, or until the officer’s death or resignation, or until the officer has otherwise been removed in accordance with our bylaws.  The following table provides certain information regarding the current executive officers of the Company:

Name	Age	Position
John S. Gilbertson.................	69	Chief Executive Officer
John Lawing..............................	62	President and Chief Operating Officer
Peter Collis................................	61	Vice President of Tantalum Products
Kurt P. Cummings.................	57	Vice President, Chief Financial Officer, Treasurer and Secretary
Carl L. Eggerding....................	63	Vice President, Chief Technology Officer
Kathleen Kelly..........................	59	Vice President of Human Resources
John Sarvis...............................	63	Vice President of Ceramic Products
Keith Thomas...........................	58	Vice President, President of Kyocera Electronic Devices
Peter Venuto.............................	60	Vice President of Sales

John S. Gilbertson

Chief Executive Officer since 2001.  President from 1997 to 2013.  Chief Operating Officer from 1994 until 2001 and a member of the Board since 1990.  Executive Vice President from 1992 to 1997, Senior Vice President from 1990 to 1992 and employed by the Company since 1981.  Managing Director of Kyocera since 1999.  Director of Kyocera since 1995.  Member of the Board of Directors of Kyocera International, Inc., a United States subsidiary of Kyocera, since 2001.

John Lawing

President and Chief Operating Officer since April 1, 2013.  Vice President of Advanced Products from 2005 to April 2013. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 1997, held positions in Engineering, Technical, Operational, and Plant management.  Employed by the Company since 1981.

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

Kathleen Kelly

Vice President of Human Resources since 2010. Prior to the acquisition of American Technical Ceramics by the Company in 2007, served as Vice President – Administration and as Corporate Secretary of American Technical Ceramics from November, 1989.

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

From time to time, information provided by us, including, but not limited to, statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate.  Discussion about the important operational risks that our businesses encounter can also be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  We wish to caution the reader that the following important risk factors and those factors described elsewhere in this report or other documents that we file or furnish to the SEC could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  Below, we have described our current view of certain important strategic risks.  These risks are not presented in order of importance or probability of occurrence.  Our reactions to material future developments as well as our competitors’ reactions to those developments will impact our future results.

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, our unit costs, and our profitability.  Most of our customers are in cyclical industries.  Their requirements for passive components and connectors fluctuate significantly as a result of changes in general economic conditions and other factors.  During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks.  When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated stocks.  Business cycles vary somewhat in different geographical regions and customer industries.  Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs.  Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition.  We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

We must consistently reduce costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.   We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing and logistics operations and to enhance operations in lower cost markets, we have incurred restructuring costs in the past and could incur restructuring costs in the future in response to changes in global economic and market conditions.  If we are unsuccessful in implementing restructuring or other cost reduction plans, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our business, financial condition, and operating results.

We attempt to improve profitability by operating in countries in which manufacturing costs are lower; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China, and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions.  In addition, as we implement transfers of certain of our operations, we may experience strikes or other types of unrest as a result of lay-offs or termination of our employees in higher-cost countries.

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

Our operating results are sensitive to raw material availability, quality, and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices.  Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium, and other raw materials that we use in the manufacture of our products are subject to fluctuation and have risen significantly in the past. Our inability to recover costs through increased sales prices could have an adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have an adverse effect on our results of operations.

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

Our backlog is subject to customer cancellation

We generally do not obtain firm, long-term purchase commitments from our customers.  Uncertain economic and geopolitical conditions have resulted in, and may continue to result in, some of our customers delaying the delivery of products that we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated.  Many of the orders that comprise our backlog may be canceled by our customers without penalty.  Our customers may, on occasion, order components from multiple sources to ensure timely delivery when delivery lead times are particularly long.  They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown.  Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered.  Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities.  Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill and other intangible assets of an acquired business.

Changes in our environmental liability and compliance obligations may adversely impact our operations

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing process; employee health and safety; labeling or other notifications with respect to the content or other aspects of our processes, products, or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information, including, in particular, information concerning the Company’s liability for remediation costs related to the New Bedford Harbor Superfund site.

Changes in regulatory and environmental compliance obligations of critical suppliers may adversely impact our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. A final rule was issued by the SEC on August 22, 2012.  The metals covered by the rules are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. We use many of these materials in our production processes. The rule will require companies to perform due diligence, disclose, and report whether or not such minerals originate from the DRC and adjoining countries. We will have to assess whether such minerals are used in the manufacture of our products.  However, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Global supply chains are complicated with multiple layers and supplies between the mine and the final product.

For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the DRC or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not derive from conflict areas.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  As a result, AVX is the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only conflict-free tantalum in accordance with the principles of the Dodd-Frank legislation and the current OECD guidelines.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2013, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries.

Our participation in “Solutions for Hope” is intended to affirm our commitment to supply conflict-free minerals to our customers and to fully comply with the OECD guidelines and SEC regulations.  At this time, we do not expect the implementation of Rule 1502 will have a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals.

We use significant amounts of electrical energy and processed ores in our production process.  Although its status is uncertain, the Kyoto Protocol is an international agreement that purports to set binding targets for signatory industrialized countries for reducing greenhouse gas emissions. Further, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  There is also current and emerging regulation in other countries in which we or our customers operate, such as the mandatory renewable energy target in Australia. Any significant, sustained increase in energy costs could result in increases in our capital expenditures, operating expenses, and costs of important raw materials resulting in an adverse effect on our results of operations and financial condition.

The potential physical impacts of climate change on the company’s operations are highly uncertain, and will be particular to the geographic circumstances. These effects may adversely impact the cost, production, and financial performance of our operations.

Our results may be negatively affected by foreign currency exchange rates

We conduct business in several international currencies through our worldwide operations and, as a result, are subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Volatility in exchange rates can positively or negatively affect our sales, gross margins, and retained earnings. In order to minimize the effects of movements in currency exchange rates, we enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. In addition, we attempt to minimize currency exposure risk by producing our products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency. There can be no assurance that our approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of our worldwide operations. We do not engage in purchasing forward exchange contracts for speculative purposes.

Our operating results may be adversely affected by foreign operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory, and other circumstances existing in foreign countries in which we operate.  International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences, and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters, including earthquakes, tsunamis, and typhoons.  Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products.  There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Our products are subject to stringent specifications and operating tolerances

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers. We warrant that our products will meet such specifications. In the past, we have not incurred significant warranty claims. However, we have seen an increasing trend in the marketplace for claims related to end market product application failures or end-user recall or damage claims related to product defects, which could result in future claims that have an adverse impact on our results of operations.

Fluctuations in the market values of our investment portfolio could adversely affect our financial condition and operating results

Although we have not recognized any material losses related to our cash equivalents, short-term investments, or long-term investments, future declines in the market values of such investments could have an adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, a portion of our overall investment portfolio includes investments in the financial sector. If the issuers of such investments default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents,  short-term investments, and long-term investments could decline and have an adverse effect on our financial condition and operating results.  In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired.  This could result in lower interest income and/or higher other-than-temporary impairments.

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

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes. A credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations. If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures.

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

We may not generate sufficient future taxable income, which may require additional valuation allowances against our deferred tax assets

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable as a result of future taxable income and, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance.

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowances are based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

We also record a provision for certain international, federal, and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  In the event that actual results differ from our estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

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

Liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries which may be subject to restrictions or cause unfavorable tax or earnings consequences

Approximately 55% of our cash and investment securities are held by international subsidiaries.  While we intend to use cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches, our operations could be disrupted

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. These information technology systems may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

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

Changes in global geopolitical and general economic conditions and other factors beyond our control may adversely impact our business

The following factors beyond our control could adversely impact our business:

•	A global economic slowdown in any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including, but not limited to, armed conflict and trade wars that could impact us or our customers’ production capabilities.

•

Unforeseen interruptions to our business with our significant customers and suppliers resulting from, but not limited to, strikes, financial instabilities, computer malfunctions, environmental disruptions, natural disasters, or inventory excesses.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment, using tools and fixtures. In many instances the machinery and equipment have automatic control features and special adaptations.  Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $27.5 million in fiscal 2011, $49.2 million in fiscal 2012 and $43.7 million in fiscal 2013.

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

Virtually all of our manufacturing, research and development, and warehousing facilities could at any time be involved in the manufacturing, sale, or distribution of passive components (“PC”) and interconnect products (“CP”).  The following is a list of our facilities, their approximate square footage, whether they are leased or owned, and a description of their use.

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	300,000	Owned	Headquarters/Manufacturing/Warehouse
Myrtle Beach, SC	308,000	Owned	Manufacturing/Warehouse/Research — PC — CP

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing/Office — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
Tianjin, China	355,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	500,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	70,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	470,000	Owned	Manufacturing — PC — CP
Uherske Hradiste, Czech Republic	139,000	Leased	Manufacturing/Warehouse — CP — PC
Bzenec, Czech Republic	194,000	Owned	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Juarez, Mexico	116,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Adogawa, Japan	206,000	Owned	Manufacturing — PC
Hong Kong	30,000	Owned	Warehouse/Office — PC — CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

            See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites and certain pending lawsuits involving other environmental disputes.

We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss),  or cash flows. However, we cannot be certain if the eventual outcome, and any adverse result in these or other matters that may arise from time to time, may harm our financial position, results of operations, comprehensive income (loss),  or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol  “AVX.”    At May 13, 2013, there were 354 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2012 and March 31, 2013.  On May 8, 2013, our Board of Directors declared a $0.0875 dividend per share of common stock with respect to the quarter ended March 31, 2013.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2012		2013		Per Share
	High	Low	High	Low	2012	2013
First Quarter	$16.48	$14.35	$13.36	$10.32	$0.0550	$0.0750
Second Quarter	15.66	11.10	10.85	9.32	0.0750	0.0750
Third Quarter	13.95	11.45	10.91	9.20	0.0750	0.0750
Fourth Quarter	13.85	12.65	12.05	10.80	0.0750	0.0875

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2008 to the end of fiscal year 2013, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc., and International Rectifier Corp.

Cumulative Total Return
	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13
AVX -NYSE	$100	$72	$114	$122	$110	$102
S & P 500	$100	$62	$93	$107	$116	$133
Peer Group	$100	$46	$102	$180	$123	$122

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2013, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1) (2)
1/1/13 - 1/31/13	7,700	$10.97	7,700	5,777,155
2/1/13 - 2/28/13	117,000	11.73	117,000	5,660,155
3/1/13 - 3/31/13	151,700	11.83	151,700	5,508,455
Total	276,400	$11.76	276,400	5,508,455

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

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2013.  The selected consolidated financial data for the five fiscal years ended March 31, 2013 are derived from AVX’s  audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Years Ended March 31,
	2009	2010	2011	2012	2013
Operating Results Data:
Net sales	$1,389,613	$1,304,966	$1,653,176	$1,545,254	$1,414,400
Cost of sales	1,158,196	1,027,368	1,195,790	1,153,295	1,150,630
Vendor settlement	-	(5,000)	-	-	-
Restructuring charges	15,123	4,397	-	-	-
Gross profit	216,294	278,201	457,386	391,959	263,770
Selling, general and administrative expenses	121,897	108,527	123,887	116,408	117,365
Environmental charges	18,200	-	8,575	100,000	266,250
Restructuring charges	3,504	2,509	-	-	-
Other operating income	(4,051)	(3,519)	-	-	-
Profit (loss) from operations	76,744	170,684	324,924	175,551	(119,845)
Interest income	21,112	7,120	6,569	6,798	7,021
Interest expense	(139)	(111)	-	(707)	(2,262)
Other, net	(578)	(1,336)	2,766	(1,737)	1,764
Income (loss) before income taxes	97,139	176,357	334,259	179,905	(113,322)
Provision for (benefit from) income taxes	16,293	33,499	90,256	27,100	(49,010)
Net income (loss)	$80,846	$142,858	$244,003	$152,805	$(64,312)

Income (loss) per share:
Basic	$0.47	$0.84	$1.44	$0.90	$(0.38)
Diluted	$0.47	$0.84	$1.43	$0.90	$(0.38)
Weighted average common shares outstanding:
Basic	170,616	170,247	170,025	169,886	169,124
Diluted	170,689	170,274	170,390	170,134	169,124
Cash dividends declared per common share	$0.16	$0.16	$0.19	$0.28	$0.31

As of March 31,	2009	2010	2011	2012	2013
Balance Sheet Data:
Working capital	$983,102	$1,123,085	$1,366,450	$1,430,072	$1,614,656
Total assets	1,872,529	2,051,492	2,319,482	2,468,012	2,601,995
Stockholders' equity	1,669,753	1,801,007	2,039,417	2,120,753	1,972,930

Years Ended March 31,	2009	2010	2011	2012	2013
Other Data:
Capital expenditures	$44,205	$28,888	$27,470	$49,201	$43,705
Research, development and engineering expenses	31,477	24,667	23,683	26,328	30,467

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Electronic components and connector products manufactured by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, consumer electronics, military/aerospace, medical, computer, and industrial markets.  The Company has five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect Products, and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Interconnect, and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2013 were $1,414.4 million with a net loss of $64.3 million compared to consolidated revenues of $1,545.3 million with net income of $152.8 million for the fiscal year ended March 31, 2012. During fiscal 2013 we saw declining volumes across most of the markets we serve, with the exception of automotive, aerospace, networking and component sales related to higher end smart phones and tablet devices, compared to fiscal 2012. This trend reflected weaker global demand for commercial and consumer electronic products and our customers’ efforts to manage inventory levels as a result of the overall market unpredictability in light of uncertain global economic conditions when compared to the same period last year.  Our electronic distributor customers generally reduced their level of inventory throughout the fiscal year.  Overall sales prices for our commodity component products declined during 2013 as lower immediate delivery demand in the marketplace led to increased sales price pressure compared to the prior year. Gross margins declined when compared to the prior year, primarily due to higher energy and material costs as well as lower selling prices. We continued to proactively take actions to manage our production efficiencies and tightly control our spending to help offset these higher costs and unfavorable sales price pressure. We also recorded a $266.3 million environmental charge related to environmental issues at the New Bedford Harbor Superfund Site in Massachusetts, which resulted in the reported net loss for 2013.

In fiscal 2013, we generated operating cash flows of $194.8 million.  We used cash generated from operations to fund capital expenditures, the $86 million acquisition of Nichicon Tantalum,  and general working capital requirements.  In addition, to enhance shareholder value, we repurchased shares of our common stock and paid increased dividends during fiscal year 2013.  Our financial position remains strong with approximately $1.1 billion of cash, cash equivalents, and securities investments and no debt as of March 31, 2013.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of passive component and interconnect product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, tablets, ultrabooks, netbooks, automobiles, and renewable energy products that are manufactured by our customers.  As a result, we have continued our focus on value-added advanced products and interconnect solutions to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces and offset rising costs of energy and materials.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world.  We believe that this philosophy will enable us to adapt quickly and benefit as market conditions change and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the early part of fiscal 2014.  Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve due to competitive activity.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

Results of Operations

Year Ended March 31, 2013 compared to Year Ended March 31, 2012

Net sales for the fiscal year ended March 31, 2013 were $1,414.4 million compared to $1,545.3 million for the fiscal year ended March 31, 2012.

The table below represents product group revenues for the fiscal years ended March 31, 2011, 2012, and 2013.

	Years Ended March 31,
Sales revenue (in thousands)	2011	2012	2013
Ceramic Components	$211,998	$179,984	$173,315
Tantalum Components	419,792	393,468	330,209
Advanced Components	410,110	378,843	346,543
Total Passive Components	1,041,900	952,295	850,067
KDP and KCD Resale	440,050	410,419	377,707
KCP Resale Connectors	66,088	54,765	61,809
Total KED Resale	506,138	465,184	439,516
Interconnect	105,138	127,775	124,817
Total Revenue	$1,653,176	$1,545,254	$1,414,400

Passive Component sales were $850.1 million for the fiscal year ended March 31, 2013 compared to $952.3 million during the fiscal year ended March 31, 2012.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as customers remained cautious and reduced or limited inventory levels in response to decreased spending by consumers and manufacturers when compared to last year.  Funding for global “green energy” products also decreased compared to last year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components was the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and reduced concerns about product availability.  Compared to the same period last year, we saw lower sales in most of the markets we serve, with the exception of automotive, aerospace, networking, and component sales related to higher end smart phones and tablet devices.

KDP and KCD Resale sales were $377.7 million for the fiscal year ended March 31, 2013 compared to $410.4 million during the fiscal year ended March 31, 2012.  When compared to last year, the decrease during the fiscal year ended March 31, 2013 is primarily attributable to a decrease in unit sales volume, particularly in the Asian and European regions due to lower demand for such circuit and crystal devices in the telecommunications and consumers markets.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $186.6 million in the fiscal year ended March 31, 2013 compared to $182.5 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributors represented 38.8% of total net sales for the fiscal year ended March 31, 2013, compared to 38.0% for fiscal year ended March 31, 2012. Overall distributor inventories declined when compared to last year. This is a result of continued uncertainty in the global markets and cautious inventory management by our distributors.  Our sales to distributor customers may involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges increased to  $34.3 million, or 6.3% of gross sales to distributor customers, for the fiscal year ended March 31, 2013 compared to  $29.6 million, or 4.8% of gross sales to distributor customers, for the fiscal year ended March 31, 2012, reflecting the increased pricing pressure resulting from lower demand in the marketplace. Applications under such programs for fiscal years ended March 31, 2013 and 2012 were approximately $33.9 million and $28.8 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2012, sales decreased in all regions, tracking the overall global macroeconomic conditions. Sales in the Asian market increased to 47.5% of total sales while sales in the Americas decreased to 27.6% and sales in Europe decreased to 24.9% of total sales, respectively. This compares to 44.9%, 27.8%, and 27.3% of total sales for the Asian, American, and European regions last year, respectively.  As a result of the strength of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2013 were unfavorably impacted by approximately $24.5 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2013 decreased to 18.6% of sales or $263.8 million compared to a gross profit margin of 25.4% of sales or $392.0 million in the fiscal year ended March 31, 2012.  This overall decrease is primarily attributable to lower sales and lower selling prices, particularly for Passive Components products, reflective of the weaker demand in the global marketplace and resulting market pricing pressure.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to last year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts.   When compared to the prior fiscal year, costs were favorably impacted by approximately $23.3 million due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2013 were $117.4 million, or 8.3% of net sales, compared to $116.4 million, or 7.5% of net sales, for the fiscal year ended March 31, 2012.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of lower sales volumes when compared to last year.

Research, development, and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes, and technical innovations, were approximately $30.5 million and $26.3 million in fiscal 2013 and 2012, respectively.  Research and development costs included therein decreased in fiscal 2013 to $7.2 million compared to $7.7 million in fiscal 2012.  Engineering expenses increased $4.7 million to $23.3 million in fiscal 2013 compared to $18.6 million in fiscal 2012.

Profit (loss) from operations for the fiscal year ended March 31, 2013 decreased $295.4 million to $(119.8) million compared to $175.6 million for the fiscal year ended March 31, 2012. This decrease is a result of the factors above, and the recognition of a $266.3 million environmental charge in 2013 related to remediation issues at the New Bedford Harbor Superfund Site in Massachusetts.  During the fiscal year ended March 31, 2012 we recognized a  $100.0 million charge for remediation issues related to the New Bedford Harbor Superfund Site.  See Note 12 to our consolidated financial statements elsewhere herein for further discussion related to these environmental charges.

Other income increased $2.1 million to $6.5 million in fiscal 2013 compared to $4.4 million in fiscal 2012. This increase is attributable to higher net foreign currency gains, partially offset by an increase in interest expense resulting from accrued interest associated with the proposed settlement of the New Bedford Harbor Superfund Site remediation issues referred to above.

The effective tax rate for the fiscal year ended March 31, 2013 was 43.2% compared to an effective tax rate of 15.1% for the fiscal year ended March 31, 2012. This higher effective tax rate is primarily due to one-time income tax benefits primarily attributable to the utilization of U.S foreign tax credits relating to our South American and European operations recognized in fiscal 2012. The change in the effective tax rate was also attributable to the tax benefit related to the New Bedford Harbor environmental charges recognized during each period.  Excluding the one-time income tax benefits and the tax benefit related to the environmental charges, the effective tax rate for the fiscal year ended March 31, 2013 was 30.6% compared to 27.2% for the fiscal year ended March 31, 2012.

As a result of the factors discussed above, net income (loss) for the fiscal year ended March 31, 2013 was $(64.3) million compared to $152.8 million for the fiscal year ended March 31, 2012.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011

Net sales for the fiscal year ended March 31, 2012 were $1,545.3 million compared to $1,653.2 million for the fiscal year ended March 31, 2011.

The table below represents product group revenues for the fiscal years ended March 31, 2010, 2011, and 2012.

	Years Ended March 31,
Sales revenue (in thousands)	2010	2011	2012
Ceramic Components	$155,059	$211,998	$179,984
Tantalum Components	280,991	419,792	393,468
Advanced Components	369,811	410,110	378,843
Total Passive Components	805,861	1,041,900	952,295
KDP and KCD Resale	338,701	440,050	410,419
KCP Resale Connectors	73,973	66,088	54,765
Total KED Resale	412,674	506,138	465,184
Interconnect	86,431	105,138	127,775
Total Revenue	$1,304,966	$1,653,176	$1,545,254

Passive Component sales were $952.3 million for the fiscal year ended March 31, 2012 compared to $1,041.9 million during the fiscal year ended March 31, 2011.  The sales decrease in Passive Components reflects the supply chain inventory correction discussed above, as well as overall lower demand for electronics across global markets as both consumers and manufacturers decreased spending as a result of global economic uncertainty when compared to the fiscal year ended March 31, 2011.  Compared to the same period last year, we saw lower sales in most of the markets we serve, particularly in the industrial, alternative energy, medical, and consumer markets. Those declines were partially offset by higher demand in the automotive market.

KDP and KCD Resale sales were $410.4 million for the fiscal year ended March 31, 2012 compared to $440.1 million during the fiscal year ended March 31, 2011.  When compared to the same period last year, the decrease during the fiscal year ended March 31, 2012 is primarily attributable to the supply chain inventory correction mentioned above, a decrease in unit sales volume in the Asian region due to lower end user demand, particularly in the consumer market, and a shift in Kyocera’s mobile phone division purchasing to procure components directly in Asia from other Kyocera affiliates.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $182.5 million in the fiscal year ended March 31, 2012 compared to $171.2 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to an increased demand in European and Asian regional automotive sectors reflective of the increased electronic content in today’s automobiles.

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

Geographically, compared to the fiscal year ended March 31, 2011, sales for the fiscal year ended March 31, 2012 increased 1% (to 45%) in Asia and 2% (to 27%) in Europe, offset by a decline of 3% in the Americas (to 28%), reflective of higher demand in the Asia region and the relative strength of the automotive markets in Europe. As a result of the weakness of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2012 were favorably impacted by approximately $47.8 million when compared to the prior year.

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

Selling, general, and administrative expenses for the fiscal year ended March 31, 2012 were $116.4 million, or 7.5% of net sales, compared to $123.9 million, or 7.5% of net sales, for the fiscal year ended March 31, 2011.  The decrease in selling, general, and administrative expenses was primarily due to lower selling expenses resulting from lower sales and cost control measures which were implemented throughout the fiscal year.

Research, development, and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes, and technical innovations, were approximately $26.3 million and $23.7 million in fiscal 2012 and 2011, respectively.  Research and development costs included therein increased in fiscal 2012 to $7.7 million compared to $7.4 million in fiscal 2011.  Engineering expenses increased $2.3 million to $18.6 million in fiscal 2012 compared to $16.3 million in fiscal 2011.

Profit from operations for the fiscal year ended March 31, 2012 decreased $149.3 million to $175.6 million compared to $324.9 million for the fiscal year ended March 31, 2011. This decrease is a result of the factors above, and the recognition of a $100.0 million environmental charge related to environmental issues at the New Bedford Harbor Superfund Site in Massachusetts.  During the fiscal year ended March 31, 2011 we recognized $8.6 million for environmental and legal charges related to the implementation of certain environmental remediation actions in the U.S.  See Note 11 to our consolidated financial statements elsewhere herein for further discussion related to these environmental charges.

Other income decreased $5.0 million to $4.3 million in fiscal 2012 compared to $9.3 million in fiscal 2011. This decrease is attributable to lower net foreign currency gains, partially offset by a slight increase in interest income of approximately $0.2 million resulting from higher investment income on higher investment balances when compared to the prior fiscal year.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions.  Historically, the Company has satisfied its liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2013 we had a current ratio of 5.9 to 1, $1,062.7 million of cash, cash equivalents, and investments in securities, $1,972.9 million of stockholders' equity and no debt.

As of March 31, 2013, we had cash, cash equivalents, and short-term and long-term investments in securities of $1,062.7 million, of which $583.2 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs, and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue the Company’s intended business strategy.

Net cash from operating activities was $194.8 million for the fiscal year ended March 31, 2013, compared to $148.4 million for the fiscal year ended March 31, 2012 and $152.1 million for the fiscal year ended March 31, 2011.

Purchases of property and equipment totaled  $43.7 million in fiscal 2013, $49.2 million in fiscal 2012, and $27.5 million in fiscal 2011. Expenditures primarily related to expanding the production capabilities of the passive component and interconnect product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. We continue to make strategic capital investments in our advanced and specialty passive component and interconnect products and expect to incur capital expenditures of approximately $40 million in fiscal 2014.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

On February 6, 2013, the Company acquired Nichicon Tantalum for $86.0 million in cash.  Nichicon Tantalum designs, develops, manufactures and markets tantalum electronic components.  Nichicon Tantalum’s products are used in a broad range of commercial applications. Nichicon Tantalum has manufacturing facilities located in Adogawa, Japan and Tianjin, China.  The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum component manufacturing efficiencies.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. We have assessed the condition of the current global credit market on our current business and believe that, based on the financial condition of the Company as of March 31, 2013, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, funding the New Bedford Harbor proposed settlement, other environmental clean-up costs, pension plan funding, research, development, and engineering expenses, future acquisitions of businesses, and dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the long-term.

In fiscal 2011, 2012, and 2013, dividends of $32.3 million, $44.2 million, and $50.8 million, respectively, were paid to stockholders.

On October 19, 2005, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock. On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.  As of March 31, 2013, there were 5,508,455 shares that may yet be repurchased under this program.

We purchased 445,528 shares at a cost of $6.2 million during fiscal 2011, 625,068 shares at a cost of $8.4 million during fiscal 2012, and 983,608 shares at a cost of $10.6 million during fiscal 2013.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2013, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $2.3 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  We made contributions of $7.9 million to our international defined benefit plans during the year ended March 31, 2013 and estimate that we will make contributions of approximately $8.1 million during the fiscal year ending March 31, 2014.  We have unfunded actuarially computed pension liabilities of approximately $36.4 million related to these defined benefit pension plans as of March 31, 2013.  The actuarially computed pension liabilities increased when compared to the prior year as a result of the use of lower interest rates when computing future benefit obligations.

We are a lessee under long‑term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2013, were approximately $34.4 million.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance, as set forth in the UAO, for the harbor cleanup, pursuant to the reopener provisions.  The effective date set forth in the UAO was June 18, 2012 (and subsequently extended to July 1, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The timing of any such approval is uncertain.  The Company has recorded a liability for the full amount of the proposed settlement.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.3 million with respect to these cases as of March 31, 2013.

We currently have remaining reserves of approximately $380.6 million at March 31, 2013 related to the various environmental matters discussed above.  These reserves are classified in the consolidated balance sheets as $147.7 million in accrued expenses and $232.9 million in other non-current liabilities at March 31, 2013.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

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

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2013 as noted below.

			FY 2015 -	FY 2017 -
Contractual Obligations (in thousands)	Total	FY 2014	FY 2016	FY 2018	Thereafter
Operating Leases	$34,411	$6,642	$12,014	$9,490	$6,265
Plant and Equipment	$2,251	$2,251	$-	$-	$-

As discussed in Note 8 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in the Company’s balance sheet at March 31, 2013 was $14.2 million. The Company is unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2013, we made contributions of $4.1 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2014 will be approximately the same as in fiscal 2013.

During the fiscal year ended March 31, 2013, we made no contributions to our U.S. defined benefit plans, due to their funded status at the end of the prior year and $7.9 million to our international defined benefit plans.  These contributions are based on a percentage of pensionable wages or to satisfy funding requirements.  We expect that our contributions for the fiscal year ending March 31, 2014 will be none for our U.S. defined benefit plans and approximately $8.1 million for our international defined benefit plans.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2013, we had no material outstanding purchase commitments.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, warranties, inventories, pensions, income taxes, and contingencies.  Management bases its estimates, judgments, and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, there can be no assurance that actual results will not differ from these estimates and assumptions.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.  In management’s opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

Revenue Recognition

All of our products are built to specification and tested by us for adherence to such specification before shipment to customers.  We ship products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  We recognize revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

Returns

Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns.  We record an estimated sales allowance for returns at the time of sale based on using historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel.  The amount accrued reflects the return of value of the customer’s inventory.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future returns.  Our actual results have historically approximated our estimates.  When the product is returned and verified, the customer is given credit against their accounts receivable.

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

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales.  We record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future returns under the stock rotation program.  Our actual results have historically approximated our estimates.  When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit (“ship and debit”) is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  We record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing, and other key management personnel.  These procedures require the exercise of significant judgment.  We believe that these procedures enable us to make reliable estimates of future credits under the ship and debit program.  Our actual results have historically approximated our estimates.  At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

Special Incentive Programs

We may offer special incentive discounts based on amount of product ordered or shipped.  At the time we record sales under these agreements, we provide an allowance for the discounts on the sales for which the customer is eligible to take. The customer then debits us for the authorized discount amount.

Warranty

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers.  We warrant that our products will meet such specifications.  We accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made.  The amount accrued represents the direct costs of replacement and other potential costs resulting from product not meeting specifications above and beyond the return value of the customer’s affected product purchases.  Historically, valid warranty claims, which are a result of products not meeting specifications, have been immaterial to our results of operations.  However, there is no guarantee that warranty claims in the future will not increase, or be material to results of operations, as a result of manufacturing defects, end market product application failures, or end user recall or damage claims.

Inventories

We determine the cost of raw materials, work in process, and finished goods inventories by the first-in, first-out (“FIFO”) method.  Inventory costs include material, labor, and manufacturing overhead.  Inventories are valued at the lower of cost or market (net realizable value).  We value inventory at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable bed on all available evidence, both positive and negative.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance.

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

We also record a provision for certain international, federal, and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  We believe that any potential tax exposures have been sufficiently provided for in the consolidated financial statements.  In the event that actual results differ from these estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

We account for uncertainty in income taxes recognized in our financial statements.  We recognize in our financial statements the impact of a tax position, if that position would “more likely than not” be sustained on audit, based on the technical merits of the position.  Accruals for estimated interest and penalties are recorded as a component of interest expense.

We record deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the liabilities are removed and the tax benefit is recognized in the income tax provision.

Pension Assumptions

Pension benefit obligations and the related effects on operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  We evaluate these assumptions at least annually.  The discount rate enables us to state expected future cash flows at a present value on the measurement date.  To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality, and turnover.  These assumptions are evaluated periodically and are updated to reflect our experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

Environmental Matters

We are subject to federal, state, and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate.  Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations are currently in substantial compliance, in all material respects, with all applicable environmental laws and regulations.  Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation, and the financial viability of other companies having liability.  Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations by AVX or its corporate predecessor or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  We recognize liabilities for environmental exposures when analysis indicates that is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  The uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure, therefore these costs could differ from our current estimates.  Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 revises the manner in which companies present comprehensive income.  Under ASU 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements.  Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income.  ASU 2011-05 requires retrospective application.  The amendments were adopted by the Company effective April 1, 2012.  The adoption affects only the display of those components of equity categorized as other comprehensive income and does not change existing recognition and measurement requirements that determine net earnings. The Company has elected to present two separate but consecutive statements.

In September 2011, the FASB issued ASU 2011-08, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted the ASU effective April 1, 2012.  The adoption did not have any material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. We adopted the ASU effective April 1, 2012.  The adoption did not have any material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment of indefinite-lived intangibles assets to determine whether it should perform a detailed annual impairment test to support the value of indefinite-lived intangible assets.  The ASU is effective for fiscal years and interim periods within those years beginning after September 15, 2012, with early adoption permitted.  We will adopt the ASU effective April 1, 2013.  The adoption is not expected to have any material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Among other things, an entity would be required to present, either parenthetically on the face of the financial statements or in the notes thereto, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by such reclassifications.  The standard is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  We will adopt the ASU during the first quarter of fiscal year 2014.  We do not expect the adoption to have a material impact on our financial statements, as the ASU increases disclosure requirements but does not affect the recognition or measurement of amounts in the financial statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 13, 2013, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 72% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera.  On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering.  In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Our business includes transactions with Kyocera. Such transactions involve the purchase of resale inventories, raw materials, supplies and equipment, the sale of products for resale, raw materials, supplies and equipment, the payment of dividends, subcontracting activities, and commissions.  See Note 14 to our consolidated financial statements elsewhere herein for more information on the related party transactions.

One principal strategic advantage for AVX is our ability to produce a broad product offering to our customers.  The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage.  In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits AVX.  An adverse change in our relationship with Kyocera could have a negative impact on our results of operations.  AVX and Kyocera have executed several agreements that govern the foregoing transactions and which are described below.

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

Products Supply and Distribution Agreement.  Pursuant to the Products Supply and Distribution Agreement (the “Distribution Agreement”) (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products to certain customers in certain territories outside of Japan and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan.  The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

Disclosure and Option to License Agreement.  Pursuant to the Disclosure and Option to License Agreement (the “License Agreement”), AVX and Kyocera exchange confidential information relating to the development and manufacture of multi-layered ceramic capacitors and various other ceramic products, as well as the license of technologies in certain circumstances.  The License Agreement has a term of one year with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

Materials Supply Agreement.  Pursuant to the Materials Supply Agreement (the “Supply Agreement”), AVX and Kyocera will, from time to time, supply the other party with certain raw and semi-processed materials used in the manufacture of capacitors and other electronic components.  The Supply Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

Machinery and Equipment Purchase Agreement.  Pursuant to the Machinery and Equipment Purchase Agreement (the “Machinery Purchase Agreement”), AVX and Kyocera will, from time to time, design and manufacture for the other party certain equipment and machinery of a proprietary and confidential nature used in the manufacture of capacitors and other electronic components.  The Machinery Purchase Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least six months prior written notice.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to foreign currency exchange risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by our foreign subsidiaries may be denominated in local currency.  See Note 13 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

For fiscal 2013,  our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred  an additional foreign currency gain or loss of approximately $16.4 million in fiscal 2013.

Materials

We are at risk to fluctuations in prices for commodities used to manufacture our products, primarily tantalum, palladium, platinum, silver, nickel, gold, and copper. Prices for many of these metals have fluctuated significantly during the past year.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.    Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2013.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2013, as stated in their report, which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required by this item with respect to our directors,  the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors”,  “Board of Directors – Governance”,  “Board of Directors – Meetings Held and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

Code of Business Conduct and Ethics

As discussed above in “Company Information and Website” in Item 1 of Part I of this Annual Report on Form 10-K, our Code of Business Conduct and Ethics and the Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers have been posted on our website. We will post on our website any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics or the Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

Item 11.	Executive Compensation

The information required by this item is provided by incorporation by reference to information under the captions entitled  “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, and “Executive Compensation”  in the Proxy Statement and perhaps elsewhere therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided by incorporation by reference to information under the captions entitled “Ownership of Securities by Directors, Director Nominees and Executive Officers”,  “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement and perhaps elsewhere therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is provided by incorporation by reference to information under the caption “Relationship with Kyocera and Related Transactions” and “Board of Directors – Governance” in the Proxy Statement and perhaps elsewhere therein.

Item 14.	Principal Accounting Fees and Services

The information required by this item is provided by incorporation by reference to information under the caption entitled “Report of the Audit Committee – Principal Independent Registered Public Accounting Firm Fees” in the Proxy Statement and perhaps elsewhere therein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules ‑ See Index to Consolidated Financial Statements at Item 8 of this report.

(b)	Exhibits:
As indicated below, certain of the exhibits to this report are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission with which they are filed.
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-94310) of the Company (the “Form S-1”)).
3.2

By‑laws of AVX Corporation as Amended and Restated May 7, 2012 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2012).

*10.1

Amended AVX Corporation 1995 Stock Option Plan as amended through October 24, 2000 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2000).

*10.2

Amended Non‑Employee Directors’ Stock Option Plan as amended through February 4, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2002).

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
*10.7

AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan as amended through July 28, 2008 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2004).

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
10.16

Supplemental Consent Decree with Defendant AVX Corporation containing agreement among the Company, the United States Environmental Protection Agency and the Commonwealth of Massachusetts, dated October 10, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed October 11, 2012).

*10.17	AVX Corporation 2014 Stock Option Plan.
*10.18	AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 22, 2013
*
John S. Gilbertson	Chairman of the Board and Chief Executive Officer	May 22, 2013
*
Tetsuo Kuba	Director	May 22, 2013
*
Makoto Kawamura	Director	May 22, 2013
*
Shoichi Aoki	Director	May 22, 2013
*
Donald B. Christiansen	Director	May 22, 2013
*
David DeCenzo	Director	May 22, 2013
*
Tatsumi Maeda	Director	May 22, 2013
*
Joseph Stach	Director	May 22, 2013

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,
Assets	2012	2013
Current assets:
Cash and cash equivalents	$395,284	$486,724
Short-term investments in securities	418,133	560,364
Accounts receivable - trade, net	206,170	200,147
Accounts receivable - affiliates	1,883	1,884
Inventories	566,117	559,074
Income taxes receivable	14,988	15,060
Deferred income taxes	85,787	81,316
Prepaid and other	38,783	40,964
Total current assets	1,727,145	1,945,533
Long-term investments in securities	238,112	15,576
Property and equipment:
Land	34,290	41,635
Buildings and improvements	311,038	348,028
Machinery and equipment	1,081,098	1,219,657
Construction in progress	23,555	18,344
	1,449,981	1,627,664
Accumulated depreciation	(1,213,493)	(1,369,400)
	236,488	258,264
Goodwill	162,707	199,372
Intangible assets, net	78,221	73,832
Deferred income taxes - non-current	14,493	100,915
Other assets	10,846	8,503
Total Assets	$2,468,012	$2,601,995
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$43,719	$49,104
Accounts payable - affiliates	60,078	66,083
Income taxes payable	13,815	1,434
Deferred income taxes	547	1,067
Accrued payroll and benefits	38,333	40,661
Accrued expenses	140,581	172,528
Total current liabilities	297,073	330,877
Pensions	22,337	35,945
Deferred income taxes - non-current	2,270	3,510
Other liabilities	25,579	258,733
Total non-current liabilities	50,186	298,188
Total Liabilities	347,259	629,065
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 169,601 and 168,633 shares for 2012 and 2013, respectively
Additional paid-in capital	349,474	350,791
Retained earnings	1,838,140	1,723,070
Accumulated other comprehensive income (loss)	19,363	(4,331)
Treasury stock, at cost,	(87,988)	(98,364)
6,768 and 7,735 shares for 2012 and 2013, respectively
Total Stockholders' Equity	2,120,753	1,972,930
Total Liabilities and Stockholders' Equity	$2,468,012	$2,601,995

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended March 31,
	2011	2012	2013
Net sales	$1,653,176	$1,545,254	$1,414,400
Cost of sales	1,195,790	1,153,295	1,150,630
Gross profit	457,386	391,959	263,770
Selling, general and administrative expenses	123,887	116,408	117,365
Environmental charges	8,575	100,000	266,250
Profit (loss) from operations	324,924	175,551	(119,845)
Other income (expense):
Interest income	6,569	6,798	7,021
Interest expense	-	(707)	(2,262)
Other, net	2,766	(1,737)	1,764
Income (loss) before income taxes	334,259	179,905	(113,322)
Provision for (benefit from) income taxes	90,256	27,100	(49,010)
Net income (loss)	$244,003	$152,805	$(64,312)

Income (loss) per share:
Basic	$1.44	$0.90	$(0.38)
Diluted	$1.43	$0.90	$(0.38)

Dividends declared	$0.1900	$0.2800	$0.3125
Weighted average common shares outstanding:
Basic	170,025	169,886	169,124
Diluted	170,390	170,134	169,124

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended March 31,
	2011	2012	2013
Net income (loss)	$244,003	$152,805	$(64,312)
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	21,993	(13,382)	(10,249)
Foreign currency cash flow hedges adjustment	369	(726)	356
Pension liability adjustment	1,146	(7,617)	(13,801)
Unrealized gain (loss) on available-for-sale securities	409	(86)	-
Other comprehensive income (loss), net of income taxes	23,917	(21,811)	(23,694)
Comprehensive income (loss)	$267,920	$130,994	$(88,006)

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance, March 31, 2010	170,074	$1,764	$(81,137)	$345,305	$1,517,818	$17,257	$1,801,007
Net income	-	-	-	-	244,003	-	244,003
Other comprehensive
income, net of income taxes	-	-	-	-	-	23,917	23,917
Dividends of $0.19
per share	-	-	-	-	(32,314)	-	(32,314)
Stock-based
compensation expense	-	-	-	2,475	-	-	2,475
Stock option activity	513	-	6,638	(632)	-	-	6,006
Tax benefit of stock
option exercises	-	-	-	516	-	-	516
Treasury stock purchased	(445)	-	(6,193)	-	-	-	(6,193)
Balance, March 31, 2011	170,142	$1,764	$(80,692)	$347,664	$1,729,507	$41,174	$2,039,417
Net income	-	-	-	-	152,805	-	152,805
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(21,811)	(21,811)
Dividends of $0.28 per share	-	-	-	-	(44,172)	-	(44,172)
Stock-based
compensation expense	-	-	-	1,816	-	-	1,816
Stock option activity	84	-	1,098	(101)	-	-	997
Tax benefit of stock
option exercises	-	-	-	95	-	-	95
Treasury stock purchased	(625)	-	(8,394)	-	-	-	(8,394)
Balance, March 31, 2012	169,601	$1,764	$(87,988)	$349,474	$1,838,140	$19,363	$2,120,753
Net loss	-	-	-	-	(64,312)	-	(64,312)
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(23,694)	(23,694)
Dividends of $0.30 per share	-	-	-	-	(50,758)	-	(50,758)
Stock-based
compensation expense	-	-	-	1,358	-	-	1,358
Stock option activity	16	-	204	(49)	-	-	155
Tax benefit of stock
option exercises	-	-	-	8	-	-	8
Treasury stock purchased	(984)	-	(10,580)	-	-	-	(10,580)
Balance, March 31, 2013	168,633	$1,764	$(98,364)	$350,791	$1,723,070	$(4,331)	$1,972,930

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Years Ended March 31,
	2011	2012	2013
Operating Activities:
Net income (loss)	$244,003	$152,805	$(64,312)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	47,619	46,890	46,871
Stock-based compensation expense	2,475	1,816	1,358
Deferred income taxes	8,492	(56,456)	(76,408)
Loss on available-for-sale securities	55	572	-
Loss on disposal of property, plant & equipment, net of retirements	594	648	219
Changes in operating assets and liabilities:
Accounts receivable	(37,792)	25,730	14,625
Inventories	(135,223)	(74,007)	17,586
Accounts payable and accrued expenses	41,640	55,232	45,224
Income taxes	3,220	2,759	(12,433)
Other assets	(10,108)	(7,757)	887
Other liabilities	(12,880)	190	221,178
Net cash provided by operating activities	152,095	148,422	194,795
Investing Activities:
Purchases of property and equipment	(27,470)	(49,201)	(43,705)
Purchase of business, net of cash acquired	-	-	(79,608)
Sales of available-for-sale securities	8,374	5,686	-
Purchases of investment securities	(923,482)	(1,162,317)	(675,394)
Redemptions of investment securities	785,337	1,125,616	755,610
Proceeds from property, plant & equipment dispositions	7	-	1,851
Other investing activities	(120)	(127)	(170)
Net cash used in investing activities	(157,354)	(80,343)	(41,416)
Financing Activities:
Dividends paid	(32,314)	(44,172)	(50,758)
Purchase of treasury stock	(6,193)	(8,394)	(10,580)
Proceeds from exercise of stock options	6,006	997	155
Excess tax benefit from stock-based payment arrangements	516	95	8
Net cash used in financing activities	(31,985)	(51,474)	(61,175)
Effect of exchange rate changes on cash	620	(671)	(764)
Increase (decrease) in cash and cash equivalents	(36,624)	15,934	91,440
Cash and cash equivalents at beginning of period	415,974	379,350	395,284
Cash and cash equivalents at end of period	$379,350	$395,284	$486,724

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1.	Summary of Significant Accounting Policies:

General:

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Our consolidated financial statements of AVX Corporation (“AVX” or “the Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”).  As of March 31,  2013, Kyocera owned approximately 72% of our outstanding shares of common stock.

Use of Estimates:

The consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.  On an ongoing basis, we evaluate our accounting policies and disclosure practices.

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

Inventories:

We determine the cost of raw materials, work in process, and finished goods inventories by the first-in, first-out (“FIFO”) method.  Inventory costs include material, labor, and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) and are valued at market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value.    We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double‑declining balance method.  Buildings are depreciated on the straight‑line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years.  Depreciation expense was $43,220,  $42,499 and $42,480 for the fiscal years ended March 31, 2011, 2012 and 2013, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment at least annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.    Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2011, 2012, or 2013.  During the year ended March 31, 2012, goodwill increased by an immaterial amount due the effects of foreign currency translation.  During the year ended March 31, 2013, goodwill increased due to the Nichicon Tantalum acquisition described in Note 9 to the consolidated financial statements and by an immaterial amount due to the effects of foreign currency translation.

We have determined that certain intangible assets have finite useful lives. These assets are being amortized on a straight-line basis over their estimated useful lives.  Amortization expense was  $4,399,  4,391, and $4,391 for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

	March 31, 2012		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$51,000	$(12,750)	$51,000	$(15,583)
Developed technology and other	12,848	(6,877)	12,848	(8,433)
Total	$63,848	$(19,627)	$63,848	$(24,016)

The estimated amortization expense is $4,183, $3,653, $3,332, $3,332, and $3,263 for the fiscal years ended March 31, 2014, 2015, 2016, 2017, and 2018, respectively.

	Gross Carrying Amount
	March 31, 2012	March 31, 2013
Unamortized intangible assets
Trade name and trademarks	$34,000	$34,000
Total	$34,000	$34,000

Pension Assumptions:

Pension benefit obligations and the related effects on our results of operations are calculated using actuarial models.  Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement.  We evaluate these assumptions at least annually.  The discount rate enables us to state expected future cash flows at a present value on the measurement date. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield unique to each plan. A lower discount rate increases the present value of benefit obligations and increases pension expense.  To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  Other assumptions involve demographic factors such as retirement, mortality, and turnover.  These assumptions are evaluated at least annually and are updated to reflect our experience.  Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.  In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

Income Taxes:

As part of the process of preparing the consolidated financial statements, we are required to estimate tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable bed on all available evidence, both positive and negative.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance.

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on estimates of future taxable income over the periods that deferred tax assets will be recoverable.

We also record a provision for certain international, federal, and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. We believe that any potential tax exposures have been sufficiently provided for in the consolidated financial statements. In the event that actual results differ from these estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

We account for uncertainty in income taxes recognized in our financial statements.  We recognize in our financial statements the impact of a tax position, if that position would “more likely than not” be sustained on audit, based on the technical merits of the position.  Accruals for estimated interest and penalties are recorded as a component of interest expense.

We record deferred tax liabilities for temporary differences associated with deductions for foreign branch losses claimed by us in our U.S. income tax returns, as these deductions are subject to recapture provisions in the U.S. income tax code.  When the recapture period expires for these deductions, the tax benefit is recognized in the income tax provision.

Foreign Currency Activity:

Assets and liabilities of foreign subsidiaries, where functional currencies are their local currencies, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Operating accounts are translated at an average rate of exchange for the respective accounting periods.  Translation adjustments result from the process of translating foreign currency financial statements into U.S. dollars and are reported separately as a component of accumulated other comprehensive income (loss).  Transaction gains and losses reflected in the functional currencies are reported in our results of operations at the time of the transaction.

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.  For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and is reclassified into the statement of operations in the same period during which the hedged transaction affects our results of operations.  Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

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

Revenue Recognition and Accounts Receivable:

All products are built to specification and tested by AVX for adherence to such specification before shipment to customers.  We ship products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  We recognize revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the marketplace.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

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

Returns

Sales revenue and cost of sales reported in the statement of operations are reduced to reflect estimated returns.  We record an estimated sales allowance for returns at the time of sale based on historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel.  The amount accrued reflects the return of value of the customer’s inventory.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future returns.  Our actual results have historically approximated our estimates.  When the product is returned and verified, the customer is given credit against their accounts receivable.

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

Distributor Stock Rotation Program

Stock rotation is a program whereby distributor customers are allowed to return for credit qualified inventory, semi-annually, equal to a certain percentage, primarily limited to 5% of the previous six months net sales.  We record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future returns under the stock rotation program.  Our actual results have historically approximated our estimates.  When the product is returned and verified, the distributor is given credit against their accounts receivable.

Distributor Ship-from-Stock and Debit Program

Ship-from-Stock and Debit (“ship and debit”) is a program designed to assist distributor customers in meeting competitive prices in the marketplace on sales to their end customers.  Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part for a sale to the distributor’s end customer from the distributor’s stock.  Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to their customer.  At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity.  We record an estimated sales allowance based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing, and other key management personnel.  These procedures require the exercise of significant judgments.  We believe that these procedures enable us to make reliable estimates of future credits under the ship and debit program.  Our actual results have historically approximated our estimates.  At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment.

Special Incentive Programs

We may offer special incentive discounts based on amount of product ordered or shipped.  At the time we record sales under these agreements, we provide an allowance for the discounts on the sales for which the customer is eligible. The customer then debits us for the authorized discount amount.

Warranty:

All of our products are built to specifications and tested by us for adherence to such specifications before shipment to customers.  We warrant that our products will meet such specifications.  We accrue for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of costs can be made.  The amount accrued represents the direct costs of replacement and other potential costs resulting from product not meeting specifications above and beyond the return value of the customer’s affected product purchases.  Historically, valid warranty claims, which are a result of products not meeting specifications, have been immaterial to our results of operations.  However, there is no guarantee that warranty claims in the future will not increase, or be material to results of operations, as a result of manufacturing defects, end market product application failures, or end user recall or damage claims.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general,  and administrative expenses and were $7,392, $7,716, and $7,150 for the fiscal years ended March 31, 2011, 2012, and 2013, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Years Ended March 31,
	2011	2012	2013
Engineering expense:
Cost of sales	$15,774	$18,156	$22,876
Selling, general, and administrative expense	517	456	441
Total engineering expense	$16,291	$18,612	$23,317

Stock‑Based Compensation:

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options at the grant date.  See Note 11 for assumptions used.

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations whereby up to 10,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 445 shares were purchased during the fiscal year ended March 31, 2011, 625 shares were purchased during the fiscal year ended March 31, 2012, and 984 shares were purchased during the fiscal year ended March 31, 2013.  We purchased  276 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2013.  As of March 31, 2013,  we had in treasury 7,735 common shares at a cost of $98,364.  There are 5,508 shares that may yet be purchased under this program.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Legal costs are expensed as incurred.

New Accounting Standards:

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 revises the manner in which companies present comprehensive income.  Under ASU 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements.  Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income.  ASU 2011-05 requires retrospective application.  The amendments were adopted by the Company effective April 1, 2012.  The adoption affects only the display of those components of equity categorized as other comprehensive income and does not change existing recognition and measurement requirements that determine net earnings. The Company has elected to present two separate but consecutive statements.

In September 2011, the FASB issued an ASU which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted the ASU effective April 1, 2012.  The adoption did not have any material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, which effectively defers the changes in ASU 2011-05 that relate to the presentation of reclassification out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by this update. We adopted the ASU effective April 1, 2012.  The adoption did not have any material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment of indefinite-lived intangibles assets to determine whether it should perform a detailed annual impairment test to support the value of indefinite-lived intangible assets.  The ASU is effective for fiscal years and interim periods within those years beginning after September 15, 2012, with early adoption permitted.  We will adopt the ASU effective April 1, 2013.  The adoption is not expected to have any material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Among other things, an entity would be required to present, either parenthetically on the face of the financial statements or in the notes thereto, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by such reclassifications.  The standard is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  We will adopt the ASU during the first quarter of fiscal year 2014.  We do not expect the adoption to have a material impact on our financial statements, as the ASU increases disclosure requirements but does not affect the recognition or measurement of amounts in the financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2011, 2012, and 2013:

	Years Ended March 31,
	2011	2012	2013
Net income (loss)	$244,003	$152,805	$(64,312)
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	170,025	169,886	169,124
Basic earnings (loss) per share	$1.44	$0.90	$(0.38)
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	170,025	169,886	169,124
Effect of stock options	365	248	-
Weighted Average Shares used in Computing Diluted EPS (1)	170,390	170,134	169,124
Diluted income (loss) per share	$1.43	$0.90	$(0.38)

 (1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 2,601 shares, 2,761 shares, and 3,847 shares for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.  In addition, 50 shares of common stock equivalents that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company’s net loss position for the fiscal year ended March 31, 2013.

3.	Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Years Ended March 31,
	2011		2012		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$21,993	$21,993	$(13,382)	$(13,382)	$(10,249)	$(10,249)
Foreign currency cash flow hedges adjustment	513	369	(1,008)	(726)	413	356
Pension liability adjustment	1,592	1,146	(10,579)	(7,617)	(18,600)	(13,801)
Unrealized gain (loss) on available-for-sale securities	568	409	(119)	(86)	-	-
Other comprehensive income (loss)	$24,666	$23,917	$(25,088)	$(21,811)	$(28,436)	$(23,694)

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2011	2012	2013
Foreign currency translation adjustment	$69,709	$56,327	$46,078
Foreign currency cash flow hedges adjustment	(379)	(1,105)	(749)
Pension liability adjustment	(28,242)	(35,859)	(49,660)
Unrealized gain on available-for-sale securities	86	-	-
Accumulated other comprehensive income (loss)	$41,174	$19,363	$(4,331)

4.	Fair Value:

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

During the fiscal years ended March 31, 2011, 2012, and 2013, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	1,760	-	1,760	-
Total	$10,910	$9,150	$1,760	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$9,150	$9,150	$-	$-
Foreign currency derivatives(2)	3,541	-	3,541	-
Total	$12,691	$9,150	$3,541	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	1,168	-	1,168	-
Total	$8,211	$7,043	$1,168	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	2,446	-	2,446	-
Total	$9,489	$7,043	$2,446	$-

 (1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in accrued expenses in the March 31, 2012 and 2013 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

Valuation Techniques:

The following describes valuation techniques used to value our assets held in the non-qualified deferred compensation plan and derivatives.

Assets held in the non-qualified deferred compensation plan

Assets valued using Level 1 inputs in the table above represent assets from our non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, our intent and ability to hold the investment, and whether or not we expect to recover the security’s entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2012 and 2013, all of our forward contracts have been designated as Level 2 measurements.

5.	Accounts Receivable:

	Years Ended March 31,
	2012	2013
Trade	$228,396	$221,109
Less:
Allowances for doubtful accounts	720	705
Ship from stock and debit and stock rotation	14,327	14,771
Sales returns and discounts	7,179	5,486
Total allowances	22,226	20,962
	$206,170	$200,147

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Years Ended March 31,
	2011	2012	2013
Allowances for doubtful accounts:
Beginning Balance	$563	$686	$720
Charges	521	(52)	127
Applications	(398)	86	(142)
Ending Balance	$686	$720	$705

	Years Ended March 31,
	2011	2012	2013
Ship from stock and debit and stock rotation:
Beginning Balance	$11,964	$13,340	$14,327
Charges	32,778	29,592	34,305
Applications	(31,402)	(28,812)	(33,861)
Translation and other	-	207	-
Ending Balance	$13,340	$14,327	$14,771

	Years Ended March 31,
	2011	2012	2013
Sales returns and discounts:
Beginning Balance	$6,681	$7,954	$7,179
Charges	29,223	21,512	18,477
Applications	(27,956)	(22,080)	(20,129)
Translation and other	6	(207)	(41)
Ending Balance	$7,954	$7,179	$5,486

6.	Inventories:

	Years Ended March 31,
	2012	2013
Finished goods	$118,916	$119,793
Work in process	101,923	107,641
Raw materials and supplies	345,278	331,640
	$566,117	$559,074

7.	Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries.  As of March 31, 2013,  we believe that our credit risk exposure is not significant.

At March 31, 2012 and 2013 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	$6,800	$-	$(2)	$6,798
Corporate bonds	40,638	138	-	40,776
Time deposits	370,695	-	-	370,695
Long-term investments:
Corporate bonds	68,061	229	(72)	68,218
U.S. government and agency securities	170,051	164	(154)	170,061
	$656,245	$531	$(228)	$656,548

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial Paper	$85,788	$-	$(69)	$85,719
Corporate bonds	81,089	213	(4)	81,298
Time deposits	393,487	335	-	393,822
Long-term investments:
Corporate bonds	15,576	100	-	15,676
	$575,940	$648	$(73)	$576,515

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2013, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$560,364	$560,839
Due after one year through five years	15,576	15,676
Total	$575,940	$576,515

8.	Income Taxes:

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended March 31,
	2011	2012	2013
Domestic	$123,112	$1,463	$(192,584)
Foreign	211,147	178,442	79,262
	$334,259	$179,905	$(113,322)

The provision for (benefit from) income taxes consisted of:

	Years Ended March 31,
	2011	2012	2013
Current:
Federal/State	$52,114	$33,166	$19,116
Foreign	40,819	43,471	9,712
	92,933	76,637	28,828
Deferred:
Federal/State	(11,217)	(52,093)	(81,632)
Foreign	8,540	2,556	3,794
	(2,677)	(49,537)	(77,838)
	$90,256	$27,100	$(49,010)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2012		2013
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,916	$-	$8,070	$-
Inventory reserves	11,765	381	14,416	4,022
Utilization of foreign tax credits	20,552	8,686	-	-
Accrued expenses and other	56,294	-	66,111	1,270
Sub total	97,527	9,067	88,597	5,292
Less: valuation allowances	(3,220)	-	(3,056)	-
Total Current	$94,307	$9,067	$85,541	$5,292

	March 31,
	2012		2013
Non-current:	Assets	Liabilities	Assets	Liabilities
Depreciation / amortization	$18,498	$30,191	$9,291	$16,167
Pension obligations	15,431	-	17,958	-
Accrued expenses	-	-	83,864	-
Other, net	8,630	7,585	9,620	6,835
Net operating loss and tax credit carry forwards	77,001	-	88,160	-
Sub total	119,560	37,776	208,893	23,002
Less: valuation allowances	(69,561)	-	(88,486)	-
Total Non-current	$49,999	$37,776	$120,407	$23,002

Aggregate deferred income tax amounts are summarized below:

	March 31,
	2012	2013
Assets, net of valuation allowances	$144,306	$205,948
Liabilities	(46,843)	(28,294)
Net deferred income tax assets	$97,463	$177,654

Amounts included in our consolidated balance sheets:

	March 31,
	2012	2013
Current assets	$85,787	$81,316
Current liabilities	(547)	(1,067)
Noncurrent assets	14,493	100,915
Noncurrent liabilities	(2,270)	(3,510)
Net deferred income tax assets	$97,463	$177,654

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Years Ended March 31,
	2011	2012	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.8	(0.7)	1.4
Effect of foreign operations	(8.2)	(11.8)	10.1
Change in valuation allowance	0.9	(0.8)	0.1
Foreign branch losses not subject to recapture	(1.1)	(0.9)	-
Deemed dividends from subsidiaries	2.8	3.6	(4.6)
Deduction for domestic production activities	(1.1)	(1.5)	2.4
Change in state effective rate on deferred items, net	-	-	(1.6)
Utilization of foreign tax credits	-	(3.4)	2.6
Other, net	(2.1)	(4.4)	(2.2)
Effective tax rate	27.0%	15.1%	43.2%

At March 31, 2013, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, and Taiwan had tax net operating loss carry forwards totaling approximately $263,582 of which most had no expiration date.  This includes $47,303  of acquired net operating losses related to the acquisition of Nichicon Tantalum, described in Note 9.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, Israel, and Taiwan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased (decreased) $3,049,  $(6,727), and $44,222 during the years ended March 31, 2011, 2012, and 2013, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above. The change in the year ended March 31, 2013 includes an increase of $47,303  related to the net operating loss carry forwards acquired in the Nichicon Tantalum acquisition described in Note 9.

The provision for income taxes in fiscal year 2012 was favorably impacted by a reduction of $1,575 of deferred tax liabilities resulting from certain of our foreign branch losses taken as deductions for U.S. income tax purposes no longer being subject to the U.S. income tax recapture regulations. In March 2007, the Internal Revenue Service enacted a change in the tax regulations that reduced the U.S. income tax recapture period on such foreign branch losses from 15 years to 5 years.

At the present time, we expect that cash and profits generated by a majority of our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2012 and 2013 would have been $142,902 and $166,747, respectively.

Income taxes paid totaled $81,505, $91,709 and $43,120 during the years ended March 31, 2011, 2012 and 2013, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the tax years 2009 and forward in the United States, 2009 and forward in Germany, 2006 and forward in Hong Kong, and 2007 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2010	$12,605
Additions for tax positions of prior years	2,825
Reductions for tax positions of prior years	(2,917)
Balance at March 31, 2011	$12,513
Additions for tax positions of prior years	2,223
Additions for tax positions in current period	410
Reductions for tax positions of prior years	(838)
Reductions due to expiration of statutes	(186)
Reductions due to settlements with taxing authorities	(966)
Balance at March 31, 2012	$13,156
Additions for tax positions of prior years	1,068
Additions for tax positions in current period	400
Reductions for tax positions of prior years	(12)
Reductions due to expiration of statutes	(38)
Reductions due to settlements with taxing authorities	(372)
Balance at March 31, 2013	$14,202

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2012 and 2013, we had accrued interest and penalties related to uncertain tax positions of $1,311 and $1,626, respectively. During the year ended March 31, 2012 and 2013, we recognized $707 and $315, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $13,156 and $14,202 at March 31, 2012 and 2013, respectively.  This amount excludes the accrual for estimated interest discussed above.

9.	Acquisitions

On February 6, 2013, the Company acquired by merger all of the outstanding capital stock of the Tantalum Components Division of Nichicon Corporation. (“Nichicon Tantalum”) for $86,000 in cash. Nichicon Tantalum designs, develops, manufactures and markets tantalum electronic components. Nichicon Tantalum’s products are used in a broad range of commercial applications.  Nichicon Tantalum has manufacturing facilities located in Adogawa, Japan and Tianjin, China.  The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum component manufacturing efficiencies.

The Company has used the acquisition method of accounting to record the transaction in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations”. In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill.  Factors that contributed to the recognition of goodwill include expected synergies and the trained workforce.  The goodwill is not deductible for tax purposes.

As of March 31, 2013, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The purchase price allocation of assets and liabilities is preliminary and subject to change as we await the completion of the fair value appraisal of certain personal and real tangible assets as well as certain intangible assets.  The results of operations for Nichicon Tantalum are included in the accompanying consolidated statement of operations since the acquisition date.

Assets Acquired and Liabilities Assumed
Accounts receivable	$7,756
Inventory	15,100
Other current assets and liabilities	(2,136)
Working capital	20,720
Property and equipment	30,680
Pension liability	(1,912)
Total identified assets and liabilities	49,488
Purchase price	86,000
Goodwill	$36,512

For the Company’s segment reporting, Nichicon Tantalum will be reported in the Tantalum product group within the Passive Components segment.  Goodwill associated with the acquisition has been allocated to the Tantalum Products reporting unit.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

10.	Employee Retirement Plans:

Pension Plans:

We sponsor various defined benefit pension plans covering certain employees.  Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula.  Effective December 31, 1995, we froze benefit accruals under our domestic non‑contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements.  Our pension plans for certain international employees provide for benefits based on a percentage of final pay.  Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws.

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in an increase in recorded pension liabilities by $4,369 during the fiscal year ended March 31, 2012, and an increase in recorded pension liabilities by $11,621 during the fiscal year ended March 31, 2013.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2012 and 2013 were as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2012	2013	2012	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$32,555	$37,711	$121,997	$130,533
Service cost	365	434	488	501
Interest cost	1,735	1,651	6,452	6,067
Plan participants' contributions	-	-	121	86
Actuarial loss	4,839	2,383	8,352	26,071
Benefits paid	(1,783)	(1,864)	(5,026)	(4,976)
Benefit obligation acquired during the year	-	-	-	10,288
Foreign currency exchange rate changes	-	-	(1,851)	(5,879)
Benefit obligation at end of year	$37,711	$40,315	$130,533	$162,691
Change in plan assets:
Fair value of plan assets at beginning of year	$34,657	$34,173	$101,350	$111,157
Actual return on assets	1,299	2,613	7,731	14,190
Employer contributions	-	-	8,203	7,882
Plan participants' contributions	-	-	121	86
Benefits paid	(1,783)	(1,864)	(5,026)	(4,976)
Plan assets acquired during the year	-	-	-	8,392
Foreign currency exchange rate changes	-	-	(1,222)	(5,094)
Fair value of plan assets at end of year	34,173	34,922	111,157	131,637
Funded status	$(3,538)	$(5,393)	$(19,376)	$(31,054)

The accumulated benefit obligation at March 31, 2012 and 2013 was $167,901 and $202,639, respectively.

At March 31, 2013, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit and all but one of the international defined benefit plans.

The Company’s assumptions used in determining the pension assets and liabilities were as follows:

	March 31,
	2012	2013
Assumptions:
Discount rates	4.00-5.00%	1.00-4.20%
Increase in compensation	3.80%	3.90%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2012 and 2013 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2012 and 2013.

	Years Ended March 31,
	U.S. Plans		International Plans
	2012	2013	2012	2013
Beginning balance	$7,597	$13,069	$32,951	$38,230
Net loss incurred during the year	5,809	1,921	7,134	18,050
Amortization of net loss	(327)	(879)	(1,458)	(1,684)
Amortization of prior service cost	(10)	(7)	-	-
Exchange	-	-	(397)	(1,893)
	$13,069	$14,104	$38,230	$52,703

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income (loss) at March 31, 2012 and 2013) are as follows:

	Years Ended March 31,
	U.S. Plans		International Plans
	2012 (1)	2013 (2)	2012 (1)	2013 (2)
Unrecognized net actuarial loss	$8,526	$9,027	$27,326	$40,533
Unamortized prior service cost	17	-	-	-
	$8,543	$9,027	$27,326	$40,533

 (1) Amounts in the above table as of March 31, 2012 are net of $4,526 and $10,904 tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2013 are net of $5,077 and $12,170 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2013 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2014 is $1,143 for the U.S. Plans and $2,590 for the International Plans,  respectively.

Net pension cost related to these pension plans includes the following components:

	Years Ended March 31,
	2011	2012	2013
Service cost	$937	$855	$954
Interest cost	8,151	8,224	7,957
Expected return on plan assets	(7,968)	(8,629)	(8,333)
Amortization of prior service cost	10	10	7
Recognized actuarial loss	2,051	1,785	2,563
Net periodic pension cost	$3,181	$2,245	$3,148

The Company's assumptions used in determining the net periodic pension expense were as follows:

	March 31,
	2011	2012	2013
Assumptions:
Discount rates	5.05 - 5.75%	4.60 - 5.50%	1.00-5.00%
Increase in compensation	4.25%	4.00%	3.80%
Expected long-term rate of return on plan assets	6.50 - 7.25%	6.40 - 7.25%	1.35-7.25%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 0.50% from March 31, 2012 to March 31, 2013.

The fair value of pension assets at March 31, 2012 and 2013 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$138	$138	$-	$-
Pooled Separate Accounts	30,843	-	30,843	-
Guaranteed Deposit Account	3,192	-	3,192	-

International Defined Benefit Plan Assets:
Cash	361	361	-	-
Pooled Separate Accounts	110,796	-	110,796	-
Total	$145,330	$499	$144,831	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$143	$143	$-	$-
Pooled Separate Accounts	31,406	-	31,406	-
Guaranteed Deposit Account	3,373	-	3,373	-

International Defined Benefit Plan Assets:
Cash	341	341	-	-
Depository Account	8,453	8,453
Pooled Separate Accounts	122,843	-	122,843	-
Total	$166,559	$8,937	$157,622	$-

Assets valued using Level 1 inputs in the table above are cash and an interest-bearing depository account.

Assets valued using Level 2 inputs in the table above are investments held in pooled separate accounts and a guaranteed deposit account.  See discussion in the “Valuation of Investments” section below.

Valuation of Investments

Our investments are held in a Depository Account, Pooled Separate Accounts, and a Guaranteed Deposit Account.  Assets held in the Depository Account are cash and cash equivalents.  Investments held in the Pooled Separate Accounts are based on the fair value of the underlying securities within the fund, which represent the net asset value, a practical expedient to fair value, of the units held by the pension plan at year-end.  Those assets held in the Guaranteed Deposit Account are valued at the contract value of the account, which approximates fair value.  The contract value represents contributions plus accumulated interest at the contract rate, less benefits paid to participants, contract administration fees, and other direct expenses.

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

The Company’s pension plans’ weighted average asset allocations at March 31, 2012 and 2013, by asset category are as follows:

	March 31, 2012		March 31, 2013
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	52%	50%	51%	43%
Debt securities	39%	50%	39%	50%
Other	9%	0%	10%	7%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations.  Accordingly, we expect to make contributions of approximately $8,071 to the international plans and none to the U.S. plans in fiscal 2014 based on current actuarial computations.

Estimated future benefit payments are as follows:

Years ended March 31,	U.S. Plans	International Plans
2014	$1,806	$5,264
2015	1,884	5,408
2016	1,963	5,568
2017	2,077	5,730
2018	2,175	5,891
2019-2023	12,527	31,965

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by us are discretionary and are determined by our Board of Directors each year.  Our contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2011, 2012 and 2013 were approximately $5,507, $4,492, and $4,145, respectively.

In addition, we sponsor  a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by us.  The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a  separate trust.  The value of the participants’ balances fluctuate based on the performance of the investments.  The market value of the trust at March 31, 2012 and 2013 of $9,150 and $7,043,  respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

11.	Stock Based Compensation:

We have four fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, we could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non‑Employee Directors’ Stock Option Plan, as amended, we could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non‑Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years.  Options granted under the 1995 Stock Option Plan and the 2004 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors’ Stock Option Plan and the 2004 Non‑Employee Directors’ Stock Option Plan vest as to one-third annually.  Requisite service periods related to all plans begin on the grant date.  As of March 31, 2013, there were 11,741 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	4,344	$14.12	-	-
Options granted	538	10.79	-	-
Options exercised	(16)	9.71	-	$27
Options cancelled/forfeited	(619)	16.24	-	132
Outstanding at March 31, 2013	4,247	$13.40	5.10	$1,759

Exercisable at March 31, 2013	2,994	$13.83	3.79	$916

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $1,753,  $305, and $27 for fiscal years ended March 31, 2011, 2012, and 2013, respectively.

Unvested share activity under our stock options plans for the year ended March 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2012	1,301	$2.99
Options granted	538	2.09
Options forfeited	(68)	2.79
Options vested	(518)	3.00
Unvested balance at March 31, 2013	1,253	$2.61

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $1,157 and $911 as of March 31, 2012 and 2013, respectively. The total aggregate fair value of options vested is $2,239,  $1,850, and $1,552 for fiscal years ended March 31, 2011, 2012, and 2013, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $3.29,  $3.03, and $2.09 per option during fiscal years ended March 31, 2011,  2012, and 2013, respectively.  The consolidated statement of operations includes $889, net of $478 of tax benefit, in stock-based compensation expense for fiscal 2013.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility.  We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2013 was 7.1%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2011	2012	2013
	Grants	Grants	Grants
Expected life (years)	5	6	6
Interest rate	2.3%	1.8%	1.0%
Volatility	27%	23%	28%
Dividend yield	1.3%	1.5%	2.8%

Options exercised under our stock option plans are issued from our treasury shares.  As of March 31, 2013, we have 5,508 shares that may yet be purchased under repurchase programs authorized by the Board of Directors.  We purchased 625 shares at a cost of $8,394 during fiscal 2012 and 984 shares at a cost of $10,580 during fiscal 2013, which are held as treasury stock and available for general corporate purposes.

12.	Commitments and Contingencies:

We are a lessee under long‑term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2013, were as follows:

Years ended March 31,
2014	$6,642
2015	6,447
2016	5,567
2017	4,829
2018	4,661
Thereafter	6,265

Rental expense for operating leases was $6,922, $7,663, and $7,382 for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2013,  we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA has generally been construed to authorize joint and several liability, the EPA could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance, as set forth in the UAO, for the harbor cleanup, pursuant to the reopener provisions.  The effective date set forth in the UAO was June 18, 2012 (and subsequently extended to July 1, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future. In accordance with the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor, and the EPA will withdraw the UAO. The settlement requires approval by the United States District Court before becoming final.  The timing of any such approval is uncertain.  The Company has recorded a liability for the full amount of the proposed settlement, resulting in charges of $100.0 million and $266.3 million in the years ended March 31, 2012 and 2013, respectively.

There are two suits pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action.  Another suit is a commercial suit filed on January 16, 2008 in South Carolina State Court. We intend to defend vigorously the claims that have been asserted in these two lawsuits. At this stage of the litigation, there has not been a determination as to responsible parties or the amount, if any, of damages. Based on our estimate of potential outcomes, we have accrued approximately $0.3 million with respect to these cases as of March 31, 2013.

We had reserves of approximately $115.9 million and $380.6 million at March 31, 2012 and 2013, respectively, related to the various environmental matters discussed above.  These reserves are classified in the consolidated balance sheets as $115.9 million and $147.7 million in accrued expenses at March 31, 2012 and 2013, respectively, and $232.9 million in other non-current liabilities at March 31, 2013.  The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

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

AVX has received a demand for approximately $11.0 million from the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX believes it has meritorious defenses and intends to defend vigorously the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

13.	Derivative Financial Instruments:

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

We primarily use forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our results of operations. At March 31, 2012 and 2013, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2012

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,646	Accrued expenses	$2,992

March 31, 2013

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,117	Accrued expenses	$2,050

For these derivatives designated as hedging instruments, during fiscal 2011, 2012, and 2013, net pre-tax gains (losses) of $6,267,  $(527), and $(4,432), respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2011, 2012, and 2013, net pretax gains (losses) of $7,740, $502, and $(7,448), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and a net pre-tax loss of $2,034 and net pre-tax gains of $95 and $2,971, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations. During fiscal 2011, 2012, and 2013, we discontinued an immaterial amount of cash flow hedges for which it was probable that a forecasted transaction would not occur.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2012 and 2013, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2012

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$114	Accrued expenses	$549

March 31, 2013

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$396

For these derivatives not designated as hedging instruments during fiscal 2011, 2012, and 2013, gains (losses) of $2,757, $2,608, and $(227), respectively, were recognized in other expense, which offset the approximately $(4,240), $(4,289) and $1,022 in exchange gains (losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2012 and 2013, we had outstanding foreign exchange contracts with notional amounts totaling $228,206 and $187,670, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

14.	Transactions With Affiliate:

Our business includes certain transactions with our parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Years Ended March 31,
	2011	2012	2013
Sales:
Product and equipment sales to affiliates	$28,077	$8,501	$12,804
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	505,976	431,181	419,472
Other:
Dividends paid	23,142	34,104	36,540

The revenues from products sold to Kyocera decreased in fiscal 2012 and 2013 when compared to fiscal 2011 as a result of Kyocera procuring components for its mobile handset division directly in Asia from other Kyocera affiliates.

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

15.	Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect.  The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the aggregation criteria and quantitative thresholds.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources.  Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Years Ended March 31,
Sales revenue (in thousands)	2011	2012	2013
Ceramic Components	$211,998	$179,984	$173,315
Tantalum Components	419,792	393,468	330,209
Advanced Components	410,110	378,843	346,543
Total Passive Components	1,041,900	952,295	850,067
KDP and KCD Resale	440,050	410,419	377,707
KCP Resale Connectors	66,088	54,765	61,809
Total KED Resale	506,138	465,184	439,516
Interconnect	105,138	127,775	124,817
Total Revenue	$1,653,176	$1,545,254	$1,414,400

	Years Ended March 31,
	2011	2012	2013
Operating profit (loss):
Passive components	$333,901	$275,947	$145,870
KED Resale	29,010	15,669	17,659
Interconnect	19,525	25,081	25,042
Research & development	(7,392)	(7,716)	(7,591)
Corporate administration	(50,120)	(133,430)	(300,825)
Total	$324,924	$175,551	$(119,845)

	Years Ended March 31,
	2011	2012	2013
Depreciation and amortization:
Passive components	$41,008	$35,616	$34,317
KED Resale	433	332	272
Interconnect	3,524	4,072	5,885
Research & development	541	1,208	1,212
Corporate administration	2,113	5,662	5,185
Total	$47,619	$46,890	$46,871

	As of March 31,
	2011	2012	2013
Assets:
Passive components	$703,602	$760,121	$768,965
KED Resale	63,706	47,506	52,058
Interconnect	44,315	55,001	59,278
Research & development	5,337	6,493	6,089
Cash, A/R and S/T and L/T investments	1,239,426	1,259,582	1,264,695
Goodwill - Passive components	152,255	152,429	189,095
Goodwill - Connectors	10,277	10,277	10,277
Corporate administration	100,564	176,603	251,538
Total	$2,319,482	$2,468,012	$2,601,995

	Years Ended March 31,
	2011	2012	2013
Capital expenditures:
Passive components	$24,301	$29,664	$29,029
KED Resale	64	13	30
Interconnect	1,783	11,761	12,598
Research & development	1,176	803	807
Corporate administration	146	6,960	1,241
Total	$27,470	$49,201	$43,705

One customer accounted for 13% of net sales during the fiscal year ended March 31, 2013.  No single customer has accounted for more than 10% of net sales during the fiscal years ended March 31, 2011 or 2012 or accounts receivable in the fiscal years ended March 31, 2011, 2012, or 2013.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets.  Substantially all of the sales in the Americas region were generated in the United States.

	Years Ended March 31,
	2011	2012	2013
Net sales:
Americas	$516,243	$429,079	$390,152
Europe	405,231	422,613	351,603
Asia	731,702	693,562	672,645
Total	$1,653,176	$1,545,254	$1,414,400

Property, plant and equipment, net:
Americas	$107,226	$107,378	$103,177
Europe	97,763	100,255	98,279
Asia	30,670	28,855	56,808
Total	$235,659	$236,488	$258,264

16.	Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2012 and 2013 is as follows:

	First Quarter		Second Quarter
	2012	2013	2012	2013
Net sales	$436,422	$353,154	$404,767	$360,823
Gross profit	124,659	68,957	110,818	68,925
Net income (loss)	67,599	(136,784)	61,919	28,037
Basic earnings (loss) per share	0.40	(0.81)	0.36	0.17
Diluted earnings (loss) per share	0.40	(0.81)	0.36	0.17

	Third Quarter		Fourth Quarter
	2012	2013	2012	2013
Net sales	$340,865	$339,875	$363,200	$360,548
Gross profit	78,332	62,417	78,150	63,471
Net income (loss)	36,871	19,864	(13,584)	24,571
Basic earnings (loss) per share	0.22	0.12	(0.08)	0.15
Diluted earnings (loss) per share	0.22	0.12	(0.08)	0.15

Results for the three and twelve months ended March 31, 2012 include $11,528 of one-time income tax benefits primarily attributable to the utilization of U.S. foreign tax credits relating to the Company’s South American and European operations and the reversal of certain state income tax valuation allowances.

Results for the quarters ended March 31, 2012 and June 30, 2012, respectively, include environmental charges of $100,000 and $266,250 related to the New Bedford Harbor Superfund site, as discussed in Note 12.

17.	Subsequent Events:

On May 8,  2013, our Board of Directors declared a $0.0875 dividend per share of common stock for the quarter ended March 31, 2013.  The dividend will be paid to stockholders of record on May 31, 2013 and will be disbursed on June 14, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Atlanta, Georgia

May 22, 2013