Form 10-K/A
period 2013-03-31
AVX Corp
filed 2013-05-23
CIK 859163

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (“the Amendment”) to AVX Corporation’s Annual Report on Form 10-K for the year ended March 31, 2013, which was originally filed with the Securities and Exchange Commission on May 22, 2013 (“the Original Filing”).  This Amendment is being filed solely to include the interactive data file in the filing package, which was omitted from the Original Filing.

Except as described above, no other changes have been made to the Original Filing.  For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.

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