Form 10-Q
period 2013-06-30
AVX Corp
filed 2013-08-05
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, par value $0.01 per share	168,644,971

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	March 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$486,724	$482,291
Short-term investments in securities	560,364	560,145
Accounts receivable - trade, net	200,147	200,281
Accounts receivable - affiliates	1,884	1,840
Inventories	559,074	541,520
Income taxes receivable	15,060	53,992
Deferred income taxes	81,316	33,757
Prepaid and other	40,964	44,172
Total current assets	1,945,533	1,917,998
Long-term investments in securities	15,576	35,894
Property and equipment	1,627,664	1,630,311
Accumulated depreciation	(1,369,400)	(1,377,505)
	258,264	252,806
Goodwill	199,372	200,796
Intangible assets, net	73,832	72,620
Deferred income taxes - non-current	100,915	102,158
Other assets	8,503	8,874
Total Assets	$2,601,995	$2,591,146
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$49,104	$47,731
Accounts payable - affiliates	66,083	44,421
Income taxes payable	1,434	1,819
Deferred income taxes	1,067	852
Accrued payroll and benefits	40,661	37,714
Accrued expenses	172,528	174,504
Total current liabilities	330,877	307,041
Pensions	35,945	33,910
Deferred income taxes - non-current	3,510	3,747
Other liabilities	258,733	258,849
Total Liabilities	629,065	603,547
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,633 and 168,629 shares at March 31 and June 30, 2013, respectively	1,764	1,764
Additional paid-in capital	350,791	351,199
Retained earnings	1,723,070	1,735,992
Accumulated other comprehensive loss	(4,331)	(3,129)
Treasury stock, at cost:
7,735 and 7,739 shares at March 31 and June 30, 2013, respectively	(98,364)	(98,227)
Total Stockholders' Equity	1,972,930	1,987,599
Total Liabilities and Stockholders' Equity	$2,601,995	$2,591,146

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2012	2013
Net sales	$353,154	$369,379
Cost of sales	284,197	301,108
Gross profit	68,957	68,271
Selling, general and administrative expenses	29,694	29,036
Environmental charge	266,250	-
Profit (loss) from operations	(226,987)	39,235
Other income (expense):
Interest income	1,870	1,307
Other, net	9	(460)
Income (loss) before income taxes	(225,108)	40,082
Provision for (benefit from) income taxes	(88,324)	12,425
Net income (loss)	$(136,784)	$27,657
Income (loss) per share:
Basic	$(0.81)	$0.16
Diluted	$(0.81)	$0.16

Dividends declared	$0.0750	$0.0875
Weighted average common shares outstanding:
Basic	169,528	168,647
Diluted	169,528	168,750

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2012	2013
Net income (loss)	$(136,784)	$27,657
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(19,408)	(677)
Foreign currency cash flow hedges adjustment	1,014	785
Pension liability adjustment	223	1,094
Other comprehensive income (loss), net of income taxes	(18,171)	1,202
Comprehensive income (loss)	$(154,955)	$28,859

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended June 30,
	2012	2013
Operating Activities:
Net income (loss)	$(136,784)	$27,657
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10,554	12,770
Stock-based compensation expense	575	560
Deferred income taxes	(88,419)	46,146
Loss (gain) on disposal of property and equipment	4	(24)
Changes in operating assets and liabilities:
Accounts receivable	4,974	(95)
Inventories	17,509	18,211
Accounts payable and accrued expenses	20,606	(27,641)
Income taxes payable	(2,446)	342
Other assets	(6,472)	(42,329)
Other liabilities	246,411	2,007
Net cash provided by operating activities	66,512	37,604

Investing Activities:
Purchases of property and equipment	(10,716)	(5,878)
Purchase of business, net of cash acquired	-	(1,600)
Purchases of investment securities	(207,236)	(187,583)
Redemptions of investment securities	193,527	167,590
Proceeds from property and equipment dispositions	-	117
Net cash used in investing activities	(24,425)	(27,354)

Financing Activities:
Dividends paid	(12,720)	(14,735)
Purchase of treasury stock	(1,839)	(2,312)
Proceeds from exercise of stock options	-	2,297
Net cash used in financing activities	(14,559)	(14,750)

Effect of exchange rate on cash	(983)	67

Increase (decrease) in cash and cash equivalents	26,545	(4,433)

Cash and cash equivalents at beginning of period	395,284	486,724

Cash and cash equivalents at end of period	$421,829	$482,291

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

   1. Basis of Presentation:

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. During the three month period ended June 30, 2013, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment of indefinite-lived intangibles assets to determine whether it should perform a detailed annual impairment test to support the value of indefinite-lived intangible assets.  The ASU is effective for fiscal years and interim periods within those years beginning after September 15, 2012, with early adoption permitted.  We adopted the ASU effective April 1, 2013.  The adoption did not have any material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Among other things, an entity is required to present, either parenthetically on the face of the financial statements or in the notes thereto, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by such reclassifications.  The standard is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  We adopted the ASU effective April 1, 2013.  The adoption did not have a material impact on our financial statements, as the ASU increases disclosure requirements but does not affect the recognition or measurement of amounts in the financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended June 30,
	2012	2013
Net income (loss)	$(136,784)	$27,657
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,528	168,647
Basic earnings (loss) per share	$(0.81)	$0.16
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,528	168,647
Effect of stock options	-	103
Weighted Average Shares used in computing Diluted EPS (1)	169,528	168,750
Diluted income (loss) per share	$(0.81)	$0.16

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,358 shares and 3,594 shares for the three months ended June 30, 2012 and 2013, respectively.  In addition, 88 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the three months ended June 30, 2012.

   3. Trade Accounts Receivable:

	March 31, 2013	June 30, 2013
Gross Accounts Receivable - Trade	$221,109	$221,488
Less:
Allowances for doubtful accounts	705	685
Stock rotation and ship from stock and debit	14,771	15,554
Sales returns and discounts	5,486	4,968
Total allowances	20,962	21,207
Net Accounts Receivable - Trade	$200,147	$200,281

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended June 30,
	2012	2013
Allowances for doubtful accounts:
Beginning Balance	$720	$705
Charges	103	2
Applications	(208)	(22)
Ending Balance	$615	$685

	Three Months Ended June 30,
	2012	2013
Stock rotation and ship from stock and debit:
Beginning Balance	$14,327	$14,771
Charges	9,149	10,149
Applications	(8,578)	(9,366)
Ending Balance	$14,898	$15,554

	Three Months Ended June 30,
	2012	2013
Sales returns and discounts:
Beginning Balance	$7,179	$5,486
Charges	2,886	3,125
Applications	(3,996)	(3,650)
Translation and other	(77)	7
Ending Balance	$5,992	$4,968

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

During the three month periods ended June 30, 2012 and 2013, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	1,168	-	1,168	-
Total	$8,211	$7,043	$1,168	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	2,446	-	2,446	-
Total	$9,489	$7,043	$2,446	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,447	$7,447	$-	$-
Foreign currency derivatives(2)	1,357	-	1,357	-
Total	$8,804	$7,447	$1,357	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,447	$7,447	$-	$-
Foreign currency derivatives(2)	1,233	-	1,233	-
Total	$8,680	$7,447	$1,233	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other and accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2013 and June 30, 2013, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2013 and June 30, 2013, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$85,788	$-	$(69)	$85,719
Corporate bonds	81,089	213	(4)	81,298
Time deposits	393,487	335	-	393,822
Long-term investments:
Corporate bonds	15,576	100	-	15,676
	$575,940	$648	$(73)	$576,515

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$74,886	$-	$(155)	$74,731
Corporate bonds	74,179	170	-	74,349
Time deposits	411,080	120	-	411,200
Long-term investments:
Corporate bonds	35,894	-	(142)	35,752
	$596,039	$290	$(297)	$596,032

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2013, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$560,145	$560,280
Due after one year through five years	35,894	35,752
Total	$596,039	$596,032

 6. Inventories:

	March 31, 2013	June 30, 2013
Finished goods	$119,793	$106,221
Work in process	107,641	109,008
Raw materials and supplies	331,640	326,291
	$559,074	$541,520

   7. Stock-Based Compensation:

In April 2013, we granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 10, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.15 and $11.25, respectively.

There were 193 stock options exercised during the three months ended June 30, 2013 with a total intrinsic value of $54.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provisions.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to September 3, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

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

We had reserves of approximately $380.6 million and $380.5 million at March 31, 2013 and June 30, 2013, respectively, related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $147.7 million and  $147.6 million in accrued expenses at March 31, 2013 and June 30, 2013, respectively, and $232.9 million and $232.9 million in other non-current liabilities at March 31, 2013 and June 30, 2013, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory, claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.    No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended June 30,
	2012		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(19,408)	$(19,408)	$(677)	$(677)
Foreign currency cash flow hedges adjustment	1,201	1,014	987	785
Pension liability adjustment	310	223	1,519	1,094
Other comprehensive income (loss)	$(17,897)	$(18,171)	$1,829	$1,202

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges.   Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three months ended June 30, 2012 and 2013.   Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three month periods ended June 30, 2012 and 2013.

 10. Acquisitions

On February 6, 2013, the Company acquired by merger all of the outstanding capital stock of the Tantalum Components Division of Nichicon Corporation (“Asia Tantalum”) for $86,000 in cash, subject to customary working capital adjustments.  Asia Tantalum designs, develops, manufactures, and markets tantalum electronic components. Asia Tantalum’s products are used in a broad range of commercial applications.  Asia Tantalum has manufacturing facilities located in Adogawa, Japan and Tianjin, China.  The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum component manufacturing efficiencies.

The Company has used the acquisition method of accounting to record the transaction in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations”. In accordance with the acquisition method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill.  Factors that contributed to the recognition of goodwill include expected synergies and the trained workforce.  The goodwill is not deductible for tax purposes.

As of June 30, 2013, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The purchase price allocation of assets and liabilities is preliminary and subject to change as we await the completion of the fair value appraisal of certain personal and real tangible assets as well as certain intangible assets.  The results of operations for Asia Tantalum are included in the accompanying consolidated statement of operations since the acquisition date.

Assets Acquired and Liabilities Assumed
Accounts receivable	$7,756
Inventory	15,100
Other current assets and liabilities	(2,136)
Working capital	20,720
Property and equipment	30,680
Pension liability	(1,912)
Total identified assets and liabilities	49,488
Purchase price	87,600
Goodwill	$38,112

During the three months ended June 30, 2013, the Company paid an additional $1,600 to settle the working capital adjustment provisions of the purchase agreement, resulting in an increase in recorded goodwill during the period by the same amount.

   11. Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources.  Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended June 30,
Sales revenue (in thousands)	2012	2013
Ceramic Components	$40,694	$46,946
Tantalum Components	82,535	95,923
Advanced Components	90,592	89,894
Total Passive Components	213,821	232,763
KDP and KCD Resale	92,871	90,047
KCP Resale	13,432	13,268
Total KED Resale	106,303	103,315
AVX Interconnect	33,030	33,301
Total Revenue	$353,154	$369,379

	Three Months Ended June 30,
	2012	2013
Operating profit (loss):
Passive Components	$40,989	$38,635
KED Resale	2,577	4,308
Interconnect	6,988	6,508
Research & development	(1,679)	(1,799)
Corporate administration	(275,862)	(8,417)
Total	$(226,987)	$39,235

	March 31, 2013	June 30, 2013
Assets:
Passive Components	$768,965	$763,676
KED Resale	52,058	34,407
Interconnect	59,278	54,561
Research & development	6,089	2,466
Cash, A/R, and investments in securities	1,264,695	1,280,451
Goodwill - Passive components	189,095	190,519
Goodwill - Interconnect	10,277	10,277
Corporate administration	251,538	254,789
Total	$2,601,995	$2,591,146

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended June 30,
	2012	2013
Net sales:
Americas	$100,409	$101,389
Europe	89,298	94,135
Asia	163,447	173,855
Total	$353,154	$369,379

 12. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2012 and 2013:

	U.S. Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
Service cost	$109	$116	$115	$215
Interest cost	413	390	1,577	1,601
Expected return on plan assets	(538)	(545)	(1,551)	(1,656)
Amortization of prior service cost	2	-	-	-
Recognized actuarial loss	220	284	423	628
Net periodic pension cost	$206	$245	$564	$788

Based on current actuarial computations, during the three months ended June 30, 2013, we made contributions of $1,845 to the international plans. We expect to make additional contributions of approximately $5,535 to the international plans over the remainder of fiscal 2014.  We made no contributions to the U.S. plans during the three months ended June  30, 2013 due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2013 and June 30, 2013, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,117	Accrued expenses	$2,050

June 30, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,154	Accrued expenses	$1,100

For these derivatives designated as hedging instruments, during the three months ended June 30, 2013, net pretax losses of $766 were recognized in other comprehensive income (loss). In addition, during the three months ended June 30, 2013, net pretax losses of $3,154 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains of $1,447 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2013 and June 30, 2013, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$396

June 30, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$203	Accrued expenses	$133

For these derivatives not designated as hedging instruments during the three months ended June 30, 2013, losses of $1,438 on hedging contracts were recognized in other income, which offset the approximately $1,693 in exchange gains that were recognized in other income in the accompanying statement of operations.

At March 31, 2013 and June 30, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $187,670 and $200,222, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   14. Subsequent Events:

On July 24, 2013, the Board of Directors of the Company declared a $0.0875 dividend per share of common stock with respect to the quarter ended June 30, 2013.  The dividend will be paid to stockholders of record on August 9, 2013 and will be disbursed on August 23, 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2014, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management’s expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

Any forward-looking statements by the Company are intended to speak only as of the date thereof. We do not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.  All forward-looking statements contained in this quarterly report constitute “forward-looking statements” within the meaning of Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our unaudited Consolidated Financial Statements and Notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes, and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  During the three month period ended June 30, 2013, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.  We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe.  AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists of automotive, telecom, and memory connectors manufactured by AVX Interconnect and KCP Resale connector products.

Our customers are multi-national original equipment manufacturers, or OEMs, independent electronic component distributors, and electronic manufacturing service providers, or EMSs.  We market our products through our own direct sales force and independent manufacturers’ representatives, based upon market characteristics and demands.  We coordinate our sales, marketing, and manufacturing organizations by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, defense and aerospace electronic systems, and consumer electronics.

Results of Operations - Three Months Ended June 30, 2013 and 2012

Our net income for the quarter ended June 30, 2013 was $27.7 million, or $0.16 per share, compared to net loss of $136.8 million, or $0.81 per share, for the quarter ended June 30, 2012.  The net loss for the quarter ended June 30, 2012 includes an environmental charge of $266.3 million, or $0.98 per share on an after-tax basis, related to the proposed settlement of remediation issues at the New Bedford Harbor Superfund site in Massachusetts.

(in thousands, except per share data)	Three Months Ended June 30,
	2012	2013
Net sales	$353,154	$369,379
Gross profit	68,957	68,271
Operating income (loss)	(226,987)	39,235
Net income (loss)	(136,784)	27,657
Diluted earnings (loss) per share	$(0.81)	$0.16

Net sales in the three months ended June 30, 2013 increased $16.2 million, or 4.6%, to $369.4 million compared to $353.2 million in the three months ended June 30, 2012.  This increase is a result of increased volumes across most of the markets we serve, reflecting strengthening global demand for commercial and consumer electronic products and the incremental sales attributable to our acquisition of the Tantalum Components Division of Nichicon Corporation (“Asia Tantalum”), which was acquired during the fourth fiscal quarter of 2013.  Compared to the same period last year, supply chain inventory levels have remained steady as product manufacturers adjusted purchases in light of soft end-market demand and economic uncertainty.  Overall sales prices for our commodity components declined this quarter when compared to the same quarter in the prior year resulting from increased competitive pricing pressure.

The table below represents product group revenues for the quarters ended June 30, 2012 and 2013.

Sales Revenue	Three Months Ended June 30,
$(000's)	2012	2013
Ceramic Components	$40,694	$46,946
Tantalum Components	82,535	95,923
Advanced Components	90,592	89,894
Total Passive Components	213,821	232,763
KDP and KCD Resale	92,871	90,047
KCP Resale	13,432	13,268
Total KED Resale	106,303	103,315
AVX Interconnect	33,030	33,301
Total Revenue	$353,154	$369,379

Passive Component sales increased $19.0 million, or 8.9%, to $232.8 million in the three months ended June 30, 2013 from $213.8 million during the same quarter last year, as we saw increases in many of the markets that we serve, particularly in the automotive sector and component sales related to higher end smart phones and tablet devices.  The sales increase in Passive Components reflects the overall improving demand for electronics across global markets as customers managed inventory levels in response to overall spending by consumers and manufacturers when compared to the same quarter last year.   The impact of the Asia Tantalum acquisition, which was completed in the fourth fiscal quarter of 2013, increased sales for our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same quarter last year, partially offset by lower selling prices.

KDP and KCD Resale sales decreased $2.9 million, or 3.2%, to $90.0 million in the three months ended June 30, 2013 compared to $92.9 million during the same period last year.  When compared to the same period last year, the decrease during the first fiscal quarter is primarily attributable to a lower mix of value added components.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $0.1 million, or 0.2%, to $46.6 million in the three months ended June 30, 2013 compared to $46.5 million during the same period last year. This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 38.6% of total sales for the three months ended June 30, 2013, compared to 38.9% for the three months ended June 30, 2012.    Overall,  distributor activity increased slightly when compared to the same period last year. This increase is reflective of modest demand improvements and the low inventory levels maintained by distributors in  the prior year.    Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.    Such allowance charges were $10.1 million, or 7.1% of gross sales to distributor customers, for the three months ended June 30, 2013 and $9.1 million, or 6.6% of gross sales to distributor customers, for the three months ended June 30, 2012.  This increase in activity is reflective of the competitive market conditions and resulting increased pricing pressure when compared to the same period last year.  Applications under such programs for the quarters ended June 30, 2013 and 2012 were approximately $9.4 million and $8.6 million, respectively.

Geographically, compared to the same period last year, sales increased in all three regions, tracking the overall macroeconomic conditions in these regions.  Sales in the Asian market increased to 47.1% of total sales while sales in the Americas and Europe were  27.4% and 25.5% of total sales, respectively.  This compares to 46.4%,  28.4%, and 25.2% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $10.4 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2013 was 18.5% of sales, or $68.3 million, compared to a gross profit margin of 19.5%, or $69.0 million, in the three months ended June 30, 2012. This overall decrease is primarily attributable to slightly lower selling prices reflective of competitive pricing pressure in the global marketplace and a lower mix of value added components.  Lower margins due to pricing were partially offset by the positive impact of higher production levels when compared to the same period last year. We continue to focus on spending controls and cost reductions in light of the global demand for electronic component parts.    Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately $14.2 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2013 were $29.0 million, or 7.9% of net sales, compared to $29.7 million, or 8.4% of net sales, in the three months ended June 30, 2012.  The overall decrease in these expenses is due to lower legal and professional fees, partially offset by higher selling expenses due to the increased level of sales when compared to the same period last year.

Income (loss) from operations was  $39.2 million in the three months ended June 30, 2013 compared to $(227.0) million in the three months ended June 30, 2012.  This increase was a result of the factors described above and the recognition of a $266.3 million environmental charge during the three months ended June 30, 2012 related to remediation issues at the New Bedford Harbor Superfund site.

Our effective tax rate for the three months ended June 30, 2013 was 31.0% compared to 39.2% for the three months ended June 30, 2012.  The decrease in the effective rate is primarily due to the fiscal 2013 tax benefit related to the environmental charge described above.  Excluding the tax benefit of $99.8 million recognized in the three months ended June 30, 2012, the effective tax rate was 28.0%.    The increase in the effective tax rate compared to the prior year effective tax rate excluding the tax benefit related to the environmental charge is due to projected profits in various different tax rate jurisdictions when compared to the same period in the prior year.

As a result of the factors discussed above, net income (loss) for the three month period ended June 30, 2013 was $27.7 million compared to $(136.8) million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2014.  Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve due to competitive activity.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of June 30, 2013, we had a current ratio of 6.2 to 1, $1,078.3 million of cash, cash equivalents, and short-term and long-term investments in securities, $1,987.6 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $37.6 million in the three months ended June 30, 2013 compared to $66.5 million of cash provided by operating activities in the three months ended June 30, 2012.  The decrease in operating cash flow compared to the same period last year was primarily a result of higher working capital requirements resulting from the increased volume of sales and related production.

Purchases of property and equipment were $5.9 million in the three month period ended June 30, 2013 compared to $10.7 million in the three month period ended June 30, 2012. Expenditures in the prior year were primarily made in connection with the expansion of interconnect manufacturing operations in the Czech Republic.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $35 million in fiscal 2014.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2013, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2013, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, funding the New Bedford Harbor settlement, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2013, we did not have any significant delivery contracts outstanding.

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provisions.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to September 3, 2013), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

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

We currently have reserves for current remediation, compliance, and legal costs totaling $380.5 million at June 30, 2013.  Additional information related to environmental and legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. See Note 13 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a potentially responsible party at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Annual Report Risk Factors, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1) (2)	programs (1) (2)
4/01/13 - 4/30/13	35,000	$11.35	35,000	5,473,455
5/01/13 - 5/31/13	55,400	11.71	55,400	5,418,055
6/01/13 - 6/30/13	105,600	11.99	105,600	5,312,455
Total	196,000	$11.80	196,000	5,312,455

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2013.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2013.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 5, 2013

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary