Form 10-Q
period 2013-09-30
AVX Corp
filed 2013-11-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
Common Stock, par value $0.01 per share	168,497,287

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	March 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$486,724	$474,027
Short-term investments in securities	560,364	530,356
Accounts receivable - trade, net	200,147	210,132
Accounts receivable - affiliates	1,884	2,860
Inventories	559,074	566,278
Income taxes receivable	15,060	54,181
Deferred income taxes	81,316	72,906
Prepaid and other	40,964	39,745
Total current assets	1,945,533	1,950,485
Long-term investments in securities	15,576	90,156
Property and equipment	1,627,664	1,654,737
Accumulated depreciation	(1,369,400)	(1,403,341)
	258,264	251,396
Goodwill	199,372	200,804
Intangible assets, net	73,832	70,991
Deferred income taxes - non-current	100,915	64,152
Other assets	8,503	8,954
Total Assets	$2,601,995	$2,636,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$49,104	$61,365
Accounts payable - affiliates	66,083	51,461
Income taxes payable	1,434	4,790
Deferred income taxes	1,067	1,078
Accrued payroll and benefits	40,661	38,616
Accrued expenses	172,528	285,088
Total current liabilities	330,877	442,398
Pensions	35,945	30,910
Deferred income taxes - non-current	3,510	3,772
Other liabilities	258,733	148,235
Total Liabilities	629,065	625,315
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,633 and 168,562 shares at March 31 and September 30, 2013, respectively	1,764	1,764
Additional paid-in capital	350,791	351,214
Retained earnings	1,723,070	1,750,015
Accumulated other comprehensive income (loss)	(4,331)	7,804
Treasury stock, at cost:
7,735 and 7,806 shares at March 31 and September 30, 2013, respectively	(98,364)	(99,174)
Total Stockholders' Equity	1,972,930	2,011,623
Total Liabilities and Stockholders' Equity	$2,601,995	$2,636,938

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Net sales	$360,823	$375,785	$713,977	$745,163
Cost of sales	291,898	304,260	576,095	605,367
Gross profit	68,925	71,525	137,882	139,796
Selling, general and administrative expenses	29,670	30,160	59,364	59,196
Environmental charge	-	-	266,250	-
Profit (loss) from operations	39,255	41,365	(187,732)	80,600
Other income (expense):
Interest income	1,844	1,289	3,714	2,595
Other, net	(308)	(892)	(299)	(1,350)
Income (loss) before income taxes	40,791	41,762	(184,317)	81,845
Provision for (benefit from) income taxes	12,754	12,946	(75,570)	25,372
Net income (loss)	$28,037	$28,816	$(108,747)	$56,473
Income (loss) per share:
Basic	$0.17	$0.17	$(0.64)	$0.33
Diluted	$0.17	$0.17	$(0.64)	$0.33

Dividends declared	$0.0750	$0.0875	$0.1500	$0.1750
Weighted average common shares outstanding:
Basic	169,221	168,587	169,374	168,617
Diluted	169,248	168,737	169,374	168,824

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Net income (loss)	$28,037	$28,816	$(108,747)	$56,473
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	11,111	10,237	(8,297)	9,560
Foreign currency cash flow hedges adjustment	429	(73)	1,442	711
Pension liability adjustment	616	770	839	1,864
Other comprehensive income (loss), net of income taxes	12,156	10,934	(6,016)	12,135
Comprehensive income (loss)	$40,193	$39,750	$(114,763)	$68,608

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended September 30,
	2012	2013
Operating Activities:
Net income (loss)	$(108,747)	$56,473
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	21,430	25,302
Stock-based compensation expense	835	797
Deferred income taxes	(36,158)	45,159
Loss on disposal of property and equipment	86	45
Changes in operating assets and liabilities:
Accounts receivable	2,430	(11,808)
Inventories	18,798	(3,860)
Accounts payable and accrued expenses	25,746	108,893
Income taxes payable	(7,468)	3,342
Other assets	(58,875)	(39,146)
Other liabilities	236,528	(110,550)
Net cash provided by operating activities	94,605	74,647

Investing Activities:
Purchases of property and equipment	(23,854)	(12,440)
Purchase of business, net of cash acquired	-	(1,600)
Purchases of investment securities	(302,641)	(375,236)
Redemptions of investment securities	349,570	331,366
Proceeds from property and equipment dispositions	-	563
Net cash provided by (used in) investing activities	23,075	(57,347)

Financing Activities:
Dividends paid	(25,424)	(29,528)
Purchase of treasury stock	(5,512)	(5,072)
Proceeds from exercise of stock options	-	3,718
Excess tax benefit from stock-based payment arrangements	-	170
Net cash used in financing activities	(30,936)	(30,712)

Effect of exchange rate on cash	(482)	715

Increase (decrease) in cash and cash equivalents	86,262	(12,697)

Cash and cash equivalents at beginning of period	395,284	486,724

Cash and cash equivalents at end of period	$481,546	$474,027

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

   1. Basis of Presentation:

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three and six month periods ended September  30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. During the three and six month periods ended September  30, 2013, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability. This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Net income (loss)	$28,037	$28,816	$(108,747)	$56,473
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	169,221	168,587	169,374	168,617
Basic earnings (loss) per share	$0.17	$0.17	$(0.64)	$0.33
Computation of Diluted EPS:
Weighted Average Shares Outstanding	169,221	168,587	169,374	168,617
Effect of stock options	27	150	-	207
Weighted Average Shares used in computing Diluted EPS (1)	169,248	168,737	169,374	168,824
Diluted income (loss) per share	$0.17	$0.17	$(0.64)	$0.33

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,957 shares and 2,963 shares for the three months ended September 30, 2012 and 2013, respectively, and 3,883 and 3,102 for the six months ended September 30,  2012 and 2013, respectively.  In addition, 53 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the six months ended September 30, 2012.

   3. Trade Accounts Receivable:

	March 31, 2013	September 30, 2013
Gross Accounts Receivable - Trade	$221,109	$232,004
Less:
Allowances for doubtful accounts	705	389
Stock rotation and ship from stock and debit	14,771	15,448
Sales returns and discounts	5,486	6,035
Total allowances	20,962	21,872
Net Accounts Receivable - Trade	$200,147	$210,132

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Allowances for doubtful accounts:
Beginning Balance	$615	$685	$720	$705
Charges	420	46	523	48
Applications	(221)	(342)	(429)	(364)
Ending Balance	$814	$389	$814	$389

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Stock rotation and ship from stock and debit:
Beginning Balance	$14,898	$15,554	$14,327	$14,771
Charges	7,933	11,017	17,082	21,166
Applications	(8,358)	(11,123)	(16,936)	(20,489)
Ending Balance	$14,473	$15,448	$14,473	$15,448

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Sales returns and discounts:
Beginning Balance	$5,992	$4,968	$7,179	$5,486
Charges	837	5,535	3,723	8,660
Applications	(1,439)	(4,493)	(5,435)	(8,143)
Translation and other	32	25	(45)	32
Ending Balance	$5,422	$6,035	$5,422	$6,035

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

During the three and six month periods ended September 30, 2012 and 2013, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	1,168	-	1,168	-
Total	$8,211	$7,043	$1,168	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	2,446	-	2,446	-
Total	$9,489	$7,043	$2,446	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,562	$7,562	$-	$-
Foreign currency derivatives(2)	1,249	-	1,249	-
Total	$8,811	$7,562	$1,249	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,562	$7,562	$-	$-
Foreign currency derivatives(2)	1,064	-	1,064	-
Total	$8,626	$7,562	$1,064	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2013 and September 30, 2013, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2013 and September 30, 2013, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$85,788	$-	$(69)	$85,719
Corporate bonds	81,089	213	(4)	81,298
Time deposits	393,487	335	-	393,822
Long-term investments:
Corporate bonds	15,576	100	-	15,676
	$575,940	$648	$(73)	$576,515

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$74,977	$-	$(246)	$74,731
Corporate bonds	38,799	113	(2)	38,910
Time deposits	416,580	200	-	416,780
Long-term investments:
Corporate bonds	90,156	28	(78)	90,106
	$620,512	$341	$(326)	$620,527

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2013, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$530,356	$530,421
Due after one year through five years	90,156	90,106
Total	$620,512	$620,527

 6. Inventories:

	March 31, 2013	September 30, 2013
Finished goods	$119,793	$102,304
Work in process	107,641	114,416
Raw materials and supplies	331,640	349,558
	$559,074	$566,278

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

In August 2013, we granted 75 options to directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 10, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.91 and $13.14, respectively.

There were 335 stock options exercised during the six months ended September 30, 2013 with a total intrinsic value of $491.

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

In 1991, in connection with a consent decree finally approved in 1992 (“1992 Consent Decree”), we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in  a settlement with the United States and the Commonwealth of Massachusetts (sometimes the “Governments”), subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provisions.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to January 2, 2014), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts and AVX announced that they had reached a settlement with respect to the EPA’s ongoing clean-up of the harbor.  That agreement is set forth in a Supplemental Consent Decree (“Supplemental CD”) that modifies certain provisions of the 1992 Consent Decree, including elimination of the Governments’ right to invoke any clean-up reopener provisions in the future.  Under the terms of the settlement, AVX will pay  $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  In addition, the settlement requires EPA to withdraw the UAO.

The United States District Court (the “Court”) approved the settlement and entered the Supplemental CD on September 19, 2013.  A third party has the right to file an appeal of entry of the Supplemental CD until November 18, 2013.  As of September 30, 2013, the Company has recorded a liability for the full amount of the settlement.

On October 18, 2013, the Company paid the initial settlement payment of $133,350, plus accrued interest on the entire settlement amount through that date, into a court-managed registry account (“registry”).  This payment and any other payments made by AVX into the registry shall not be disbursed to the Governments except by order of the Court issued after either (a) the time by which the third party may seek an appeal of the Supplemental CD has expired, or (b) the Court’s approval of the Supplemental CD is upheld on appeal and all appellate rights are exhausted.  The effective date of the UAO will be extended throughout any appeal period, and the UAO will be withdrawn prior to any disbursement of the registry funds to the Governments.

We had reserves of approximately $380,354 and $379,983 at March  31, 2013 and September 30, 2013, respectively, related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $147,454 and $257,899 in accrued expenses at March 31, 2013 and September 30, 2013, respectively, and $232,900 and $122,084 in other non-current liabilities at March 31, 2013 and September 30, 2013, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory, claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  Based on our estimate of potential outcomes, we have accrued approximately $350 with respect to this case as of September 30, 2013.

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

AVX has received a demand for approximately $11,000 from the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX believes it has meritorious defenses and intends to defend vigorously the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

   9. Comprehensive Income (Loss):

Comprehensive income (loss) represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income (loss), pension liability and other post-retirement benefit adjustments, deferred gains and losses resulting from foreign currency translation adjustments, unrealized gains and losses on qualified foreign currency cash flow hedges.

Other comprehensive income (loss) includes the following components:

	Three Months Ended September 30,
	2012		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$11,111	$11,111	$10,237	$10,237
Foreign currency cash flow hedges adjustment	567	429	(66)	(73)
Pension liability adjustment	854	616	1,069	770
Other comprehensive income	$12,532	$12,156	$11,240	$10,934

	Six Months Ended September 30,
	2012		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(8,297)	$(8,297)	$9,560	$9,560
Foreign currency cash flow hedges adjustment	1,768	1,442	922	711
Pension liability adjustment	1,165	839	2,589	1,864
Other comprehensive income (loss)	$(5,364)	$(6,016)	$13,071	$12,135

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges.  Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2012 and 2013.  Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three and six month periods ended September 30, 2012 and 2013.

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

As of September 30, 2013, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for Asia Tantalum are included in the accompanying consolidated statement of operations since the acquisition date.

Assets Acquired and Liabilities Assumed
Accounts receivable	$7,756
Inventory	15,100
Other current assets and liabilities	(2,136)
Working capital	20,720
Property and equipment	30,680
Pension liability	(1,912)
Total identified assets and liabilities	49,488
Purchase price	87,600
Goodwill	$38,112

During the six months ended September 30, 2013, the Company paid an additional $1,600 to settle the working capital adjustment provisions of the purchase agreement, resulting in an increase in recorded goodwill during the period by the same amount.

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

The tables below present information about reported segments:

Sales Revenue	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Ceramic Components	$43,529	$47,635	$84,222	$94,586
Tantalum Components	84,388	103,265	166,923	199,182
Advanced Components	86,366	88,213	176,960	178,106
Total Passive Components	214,283	239,113	428,105	471,874
KDP and KCD Resale	101,010	84,854	193,881	174,901
KCP Resale	15,759	17,835	29,191	31,103
Total KED Resale	116,769	102,689	223,072	206,004
AVX Interconnect	29,771	33,983	62,800	67,285
Total Revenue	$360,823	$375,785	$713,977	$745,163

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Operating profit (loss):
Passive Components	$38,457	$39,598	$79,446	$78,231
KED Resale	5,700	7,000	8,277	11,308
Interconnect	6,344	6,715	13,332	13,223
Corporate Activities	(11,246)	(11,948)	(288,787)	(22,162)
Total	$39,255	$41,365	$(187,732)	$80,600

	March 31, 2013	September 30, 2013
Assets:
Passive Components	$768,965	$785,254
KED Resale	52,058	33,965
Interconnect	59,278	53,384
Cash, A/R, and investments in securities	1,264,695	1,307,530
Goodwill - Passive components	189,095	190,527
Goodwill - Interconnect	10,277	10,277
Corporate Activities	257,627	256,001
Total	$2,601,995	$2,636,938

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Net sales:
Americas	$96,054	$105,111	$196,463	$206,500
Europe	86,890	90,818	176,188	184,952
Asia	177,879	179,856	341,326	353,711
Total	$360,823	$375,785	$713,977	$745,163

 12. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September  30, 2012 and 2013:

	U.S. Plans		International Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
Service cost	$109	$116	$115	$216
Interest cost	413	390	1,574	1,618
Expected return on plan assets	(539)	(545)	(1,550)	(1,673)
Amortization of prior service cost	2	-	-	4
Recognized actuarial loss	220	284	423	635
Net periodic pension cost	$205	$245	$562	$800

	U.S. Plans		International Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2012	2013	2012	2013
Service cost	$217	$232	$230	$431
Interest cost	826	780	3,148	3,219
Expected return on plan assets	(1,076)	(1,090)	(3,100)	(3,329)
Amortization of prior service cost	4	-	-	8
Recognized actuarial loss	440	568	846	1,263
Net periodic pension cost	$411	$490	$1,124	$1,592

Based on current actuarial computations, during the six months ended September 30, 2013, we made contributions of $3,690 to the international plans. We expect to make additional contributions of approximately $3,690 to the international plans over the remainder of fiscal 2014.  We made no contributions to the U.S. plans during the six months ended September 30, 2013 due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2013 and September 30, 2013, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,117	Accrued expenses	$2,050

September 30, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$994	Accrued expenses	$1,005

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2013, net pretax gains (losses) of $(238) and $(1,004), respectively, were recognized in other comprehensive income (loss). In addition, during the three and six months ended September 30, 2013, net pretax gains (losses) of $455 and $(2,699), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of $(650) and $797, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2013 and September 30, 2013, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$396

September 30, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$255	Accrued expenses	$59

For these derivatives not designated as hedging instruments during the three and six months ended September 30, 2013,  gains (losses) of $ (1,122) and $ (2,560), respectively, on hedging contracts were recognized in other income, which offset the approximately $1,036 and $2,729, respectively, in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2013 and September 30, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $187,670 and $212,930, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   14. Subsequent Events:

On October 23, 2013, the Board of Directors of the Company declared a $0.0875 dividend per share of common stock with respect to the quarter ended September 30, 2013.  The dividend will be paid to stockholders of record on November 8, 2013 and will be disbursed on November 22, 2013.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  During the three and six month periods ended September 30, 2013, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended September 30, 2013 and 2012

Our net income for the quarter ended September 30, 2013 was $28.8 million, or $0.17 per share, compared to net income of $28.0 million, or $0.17 per share, for the quarter ended September 30, 2012.

(in thousands, except per share data)	Three Months Ended September 30,
	2012	2013
Net sales	$360,823	$375,785
Gross profit	68,925	71,525
Operating income (loss)	39,255	41,365
Net income (loss)	28,037	28,816
Diluted earnings (loss) per share	$0.17	$0.17

Net sales in the three months ended September 30, 2013 increased  $15.0 million, or 4.1%, to $375.8 million compared to $360.8 million in the three months ended September 30, 2012. This increase is primarily a result of the incremental sales attributable to our acquisition of the Tantalum Components Division of Nichicon Corporation (“Asia Tantalum”), which was acquired in February of 2013. Compared to the same period last year, supply chain inventory levels appear to have remained steady as product manufacturers managed purchases in light of consistent end-market demand and economic uncertainty. Overall sales prices for our commodity components declined moderately this quarter when compared to the same quarter in the prior year resulting from increased competitive pricing pressure.

The table below represents product group revenues for the quarters ended September 30, 2012 and September 30, 2013.

Sales Revenue	Three Months Ended September 30,
$(000's)	2012	2013
Ceramic Components	$43,529	$47,635
Tantalum Components	84,388	103,265
Advanced Components	86,366	88,212
Total Passive Components	214,283	239,113
KDP and KCD Resale	101,010	84,854
KCP Resale	15,759	17,835
Total KED Resale	116,769	102,689
AVX Interconnect	29,771	33,983
Total Revenue	$360,823	$375,785

Passive Component sales increased  $24.8 million, or 11.6%, to $239.1 million in the three months ended September 30, 2013 from $214.3 million during the same quarter last year, as consistent demand in many of the markets that we serve, particularly in the automotive sector.  The sales increase in Passive Components reflects the overall increased unit demand for electronics across global markets as customers introduced new end-market products.  The impact of the Asia Tantalum acquisition, which was completed in February of 2013, accounted for $15.8 million of the increased sales of our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same quarter last year, partially offset by lower selling prices.

KDP and KCD Resale sales decreased  $16.2 million, or 16.0%, to $84.9 million in the three months ended September 30, 2013 compared to $101.0 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended September 30, 2013 is primarily attributable to lower sales to the telecommunications and computer manufacturers as they changed design specifications and managed inventory levels in response to demand and new product introduction cycles.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $6.3 million, or 13.8%, to $51.8 million in the three months ended September 30, 2013 compared to $45.5 million during the same period last year. This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 40.7% of total sales for the three months ended September 30, 2013, compared to 38.7% for the three months ended September 30, 2012.  Overall, distributor activity increased 9.6% when compared to the same period last year. This increase is reflective of their customer demand improvements and the low inventory levels maintained by distributors in the prior year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $11.0 million, or 7.2% of gross sales to distributor customers, for the three months ended September  30, 2013 and $7.9 million, or 5.7% of gross sales to distributor customers, for the three months ended September 30, 2012.  This increase in activity is reflective of the competitive market conditions and resulting increased sales pricing pressure when compared to the same period last year.  Applications under such programs for the quarters ended September 30, 2013 and 2012 were approximately $11.1 million and $8.4 million, respectively.

Geographically, compared to the same period last year, sales increased in Europe, Asia and the Americas tracked the overall macroeconomic conditions in these regions.  Sales in the Asian market decreased to 47.9% of total sales while sales in the Americas and Europe increased to 28.0% and 24.2% of total sales, respectively.  This compares to 49.3%,  26.6%, and 24.1% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $7.8 million when compared to the same period last year.

Gross profit in the three months ended September  30, 2013 was 19.0% of sales, or $71.5 million, compared to a gross profit margin of 19.1%, or $68.9 million, in the three months ended September  30, 2012. This moderate decrease is primarily attributable to lower selling prices reflective of competitive pricing pressure in the global marketplace partially offset by a higher mix of value added components.  We continue to focus on spending controls and cost reductions in light of the global demand for electronic components.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately  $14.7  million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended September  30, 2013 were $30.2 million, or 8.0% of net sales, compared to $29.7 million, or 8.2% of net sales, in the three months ended September  30, 2012.   The overall increase in selling, general and administrative expenses is primarily due to higher selling expenses resulting from the increased level of sales.

As a result of the factors set forth above, income from operations was  $41.4 million in the three months ended September 30, 2013 compared to $39.3 million in the three months ended September 30, 2012.

Our effective tax rate for the three months ended September 30, 2013 was  31.0% compared to 31.3% for the three months ended September 30, 2012.

As a result of the factors discussed above, net income for the three month period ended September 30, 2013 was $28.8 million compared to $28.0 million for the same three month period last year.

Results of Operations - Six Months Ended September 30, 2013 and 2012

Our net income for the six month period ended September 30, 2013 was $56.5 million, or $0.33 per share, compared to net loss of $(108.7) million, or $(0.64) per share, for the six month period ended September 30, 2012. The net loss for the six month period ended September 30, 2012 includes an environmental charge of $266.3 million related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts discussed under “Liquidity and Capital Resources” below and in Note 8 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

(in thousands, except per share data)	Six Months Ended September 30,
	2012	2013
Net sales	$713,977	$745,163
Gross profit	137,882	139,796
Operating income (loss)	(187,732)	80,600
Net income (loss)	(108,747)	56,473
Diluted earnings (loss) per share	$(0.64)	$0.33

Net sales in the six months ended September 30, 2013 increased  $31.2 million, or 4.4%, to $745.2 million compared to $714.0 million in the six months ended September 30, 2012. This increase is primarily a result of the incremental sales attributable to our acquisition of the Tantalum Components Division of Nichicon Corporation (“Asia Tantalum”), which was completed in February of 2013. Compared to the same period last year, supply chain inventory levels appear to have remained steady as product manufacturers managed purchases in light of consistent end-market demand and economic uncertainty. Overall sales prices for our commodity components declined moderately over the six month period when compared to the same six month period in the prior year resulting from increased competitive pricing pressure.

The table below represents product group revenues for the six month periods ended September 30, 2012 and September 30, 2013.

Sales Revenue	Six Months Ended September 30,
$(000's)	2012	2013
Ceramic Components	$84,222	$94,586
Tantalum Components	166,923	199,182
Advanced Components	176,960	178,106
Total Passive Components	428,105	471,874
KDP and KCD Resale	193,881	174,901
KCP Resale	29,191	31,103
Total KED Resale	223,072	206,004
AVX Interconnect	62,800	67,285
Total Revenue	$713,977	$745,163

Passive Component sales increased $43.8 million, or 10.2%, to $471.9 million in the six months ended September 30, 2013 from $428.1 million during the same period last year, as we saw increases in many of the markets that we serve, particularly in the automotive sector and component sales related to higher-end smart phones and tablet devices.  The sales increase in Passive Components reflects the overall improving demand for electronics across global markets as customers managed inventory levels in response to overall spending by consumers and manufacturers when compared to the same quarter last year.  The impact of the Asia Tantalum acquisition, which was completed in February of 2013, accounted for $28.5 million of increased sales of our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same quarter last year, partially offset by lower selling prices.

KDP and KCD Resale sales decreased $19.0 million, or 9.8%, to $174.9 million in the six months ended September 30, 2013 compared to $193.9 million during the same period last year.  When compared to the same period last year, the decrease during the six months ended September 30, 2013 is primarily attributable to lower sales to the telecommunications and computer manufacurers as they changed design specifications and managed inventory levels in response to demand and new product introduction cycles.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased  $6.4 million, or 7.0%, to $98.4 million in the six months ended September 30, 2013 compared to $92.0 million during the same period last year. This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 39.6% of total sales for the six months ended September 30, 2013, compared to 38.8% for the six months ended September 30, 2012.  Overall, distributor activity increased 6.7% when compared to the same period last year. This increase is reflective of their customer demand improvements and the low inventory levels maintained by distributors in the prior year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $21.2 million, or 7.2% of gross sales to distributor customers, for the six months ended September 30, 2013 and $17.1 million, or 6.2% of gross sales to distributor customers, for the six months ended September 30, 2012.  This increase in activity is reflective of the competitive market conditions and resulting increased sales pricing pressure when compared to the same period last year.  Applications under such programs for the six month periods ended September 30, 2013 and 2012 were approximately $20.5 million and $16.9 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions tracking the overall global macroeconomic conditions.  Sales in the Asian market decreased to 47.5% of total sales while sales in the Americas and Europe increased to 27.7% and 24.8% of total sales, respectively. This compares to 47.8%,  27.5%, and 24.7% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $18.2 million when compared to the same period last year.

Gross profit in the six months ended September  30, 2013 was 18.8% of sales, or $139.8 million, compared to a gross profit margin of 19.3%, or $137.9 million, in the six months ended September 30, 2012. This overall decrease is primarily attributable to slightly lower selling prices reflective of competitive pricing pressure in the global marketplace.  We continue to focus on spending controls and cost reductions in light of the global demand for electronic component parts. Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current period by approximately $29.0 million when compared to the same quarter last year.

Selling, general and administrative expenses in the six months ended September  30, 2013 were $59.2 million, or 7.9% of net sales, compared to $59.4 million, or 8.3% of net sales, in the six months ended September 30, 2012.  The overall decrease in selling, general and administrative expenses is primarily due to lower legal and professional fees and other general expenses, partially offset by higher ammortization and depreciation in addition to higher selling expenses resulting from the increased level of sales when compared to the same period last year.

Income (loss) from operations was  $80.6 million in the six months ended September 30, 2013 compared to $(187.7) million in the six months ended September 30, 2012.  This increase is a result of the factors set forth above and the recognition of a $266.3 million charge related to remediation issues at the New Bedford Harbor Superfund site in Massachusetts during the six months ended September 30, 2012.

The effective tax rate the six month period ended September 30, 2013 was 31.0%, compared to 41.0%, for the same period last year.  The change in effective tax rate is primarily attributable to the tax benefit related to the New Bedford Harbor environmental charge recognized during the six month period ended September 30, 2012.  Exclusive of this item, the effective tax rate for the six month period ended September 30, 2012 would have been approximately 29.6%.    The increase in the effective tax rate compared to the prior year effective tax rate excluding the tax benefit related to the environmental charge is due to projected profits in various different tax rate jurisdictions when compared to the same period in the prior year.

As a result of the factors discussed above, net income (loss) for the six month period ended September 30, 2013 was $56.5 million compared to $(108.7) million for the same six month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of September 30, 2013, we had a current ratio of 4.4 to 1, $1,094.5 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,011.6 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $74.6 million in the six months ended September 30, 2013 compared to $94.6 million of cash provided by operating activities in the six months ended September  30, 2012.  The decrease in operating cash flow compared to the same period last year was primarily a result of higher inventory levels and other increased working capital requirements resulting from the higher volume of sales and related production.

Purchases of property and equipment were $12.4 million in the six month period ended September 30, 2013 compared to $23.9 million in the six month period ended September 30, 2012. Expenditures in the prior year were primarily made in connection with the expansion of interconnect manufacturing operations in the Czech Republic.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $30 million in fiscal 2014.  The actual amount of capital expenditures will depend upon the outlook for electronic component demand.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2013, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of September 30, 2013, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, funding the New Bedford Harbor settlement, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of September 30, 2013, we did not have any significant delivery contracts outstanding.

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

In 1991, in connection with a consent decree finally approved in 1992 (“1992 Consent Decree”), we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in a settlement with the United States and the Commonwealth of Massachusetts (sometimes the “Governments”), subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (“UAO”) directing the Company to perform the Remedial Design, the Remedial Action, and Operation and Maintenance as set forth in the UAO, for the harbor clean-up, pursuant to the reopener provisions.  The original effective date set forth in the UAO was June 18, 2012 (and subsequently extended to January 2, 2014), pursuant to which the Company had to inform the EPA if it intended to comply with the UAO.

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts and AVX announced that they had reached a settlement with respect to the EPA’s ongoing clean-up of the harbor.  That agreement is set forth in a Supplemental Consent Decree (“Supplemental CD”) that modifies certain provisions of the 1992 Consent Decree, including elimination of the Governments’ right to invoke any clean-up reopener provisions in the future.  Under the terms of the settlement, AVX will pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  In addition, the settlement requires EPA to withdraw the UAO.

The United States District Court (the “Court”) approved the settlement and entered the Supplemental CD on September 19, 2013.  A third party has the right to file an appeal of entry of the Supplemental CD until November 18, 2013.  As of September 30, 2013, the Company has recorded a liability for the full amount of the settlement.

On October 18, 2013, the Company paid the initial settlement payment of $133.4 million, plus accrued interest on the entire settlement amount through that date, into a court-managed registry account (“registry”).  This payment and any other payments made by AVX into the registry shall not be disbursed to the Governments except by order of the Court issued after either (a) the time by which the third party may seek an appeal of the Supplemental CD has expired, or (b) the Court’s approval of the Supplemental CD is upheld on appeal and all appellate rights are exhausted.  The effective date of the UAO will be extended throughout any appeal period, and the UAO will be withdrawn prior to any disbursement of the registry funds to the Governments.

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

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, certain purchases of resale products from Kyocera are denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. See Note 13 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the first two quarters of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1) (2)	programs (1) (2)
7/01/13 - 7/31/13	-	$-	-	5,312,455
8/01/13 - 8/31/13	161,500	13.11	161,500	5,150,955
9/01/13 - 9/30/13	48,401	13.26	48,401	5,102,554
Total	209,901	$13.15	209,901	5,102,554

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

ITEM 5.       OTHER DISCLOSURES

There have been no material changes required to be reported under this Item that have not previously been disclosed in the annual report on Form 10-K, other than as follows:

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended September 30, 2013. In addition, except as described below, at the time of filing this quarterly report on Form 10-Q, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such periods. Upon the filing of periodic reports by such other companies for the fiscal quarter or fiscal year ended September 30, 2013, as the case may be, additional reportable transactions may be disclosed by such companies.

Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder, which owns approximately 72% of our outstanding common stock, has a subsidiary that conducted transactions with Iran-related organizations in the six months ended September 30, 2013, which is required disclosure under Section 13(r) of the Securities Exchange Act of 1934, as amended. TA Triumph-Adler Deutschland GmbH (TADG), a wholly-owned subsidiary of TA Triumph-Adler GmbH, which is a wholly-owned German-based subsidiary of Kyocera Document Solutions Inc., has a lease and service maintenance contract for multifunctional peripheral machines and printers with a branch of Bank Saderat Iran in Hamburg, Germany, of which one of the major shareholders is the Government of Iran. This contract began from October 2007 and ended in September 2013. Total sales and interest revenue under this contract in actual U.S. dollars were approximately $1,059 and $207, respectively for the six month period ended September 30, 2013. The total net profits were substantially less than those amounts. TADG also had a lease and service maintenance contract for multifunctional peripheral machines with Intra Chem Trading GmbH in Hamburg, Germany, a petrochemical company which is a German-based subsidiary of a petrochemical company in Iran. This contract began in August 2008 and ended in July 2013. Total sales and interest revenue under this contract in actual U.S. dollars were approximately $208 and $51, respectively for the six month period ended September 30, 2013. The total net profits were substantially less than those amounts. Kyocera believes these transactions made by TADG were conducted in compliance with the applicable laws in Germany.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2013.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September  30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 7, 2013

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary