Form 10-Q
period 2013-12-31
AVX Corp
filed 2014-02-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December  31, 2013

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

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2014
Common Stock, par value $0.01 per share	168,208,155

AVX CORPORATION

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2013	December 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$486,724	$463,429
Short-term investments in securities	560,364	451,749
Accounts receivable - trade, net	200,147	185,634
Accounts receivable - affiliates	1,884	1,850
Inventories	559,074	574,967
Income taxes receivable	15,060	46,997
Deferred income taxes	81,316	71,889
Prepaid and other	40,964	35,823
Total current assets	1,945,533	1,832,338
Long-term investments in securities	15,576	69,959
Property and equipment	1,627,664	1,630,161
Accumulated depreciation	(1,369,400)	(1,389,303)
	258,264	240,858
Goodwill	199,372	213,051
Intangible assets, net	73,832	69,363
Deferred income taxes - non-current	100,915	54,934
Other assets	8,503	9,243
Total assets	$2,601,995	$2,489,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$49,104	$60,635
Accounts payable - affiliates	66,083	41,493
Income taxes payable	1,434	6,520
Deferred income taxes	1,067	1,088
Accrued payroll and benefits	40,661	37,844
Accrued expenses	172,528	148,955
Total current liabilities	330,877	296,535
Pensions	35,945	28,165
Deferred income taxes - non-current	3,510	3,674
Other liabilities	258,733	142,697
Total liabilities	629,065	471,071
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,633 and 168,317 shares at March 31 and December 31, 2013, respectively	1,764	1,764
Additional paid-in capital	350,791	351,466
Retained earnings	1,723,070	1,766,705
Accumulated other comprehensive income (loss)	(4,331)	1,267
Treasury stock, at cost:
7,735 and 8,051 shares at March 31 and December 31, 2013, respectively	(98,364)	(102,527)
Total stockholders' equity	1,972,930	2,018,675
Total liabilities and stockholders' equity	$2,601,995	$2,489,746

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Net sales	$339,875	$346,211	$1,053,852	$1,091,375
Cost of sales	277,458	278,445	853,552	883,812
Gross profit	62,417	67,766	200,300	207,563
Selling, general and administrative expenses	29,185	32,193	88,548	91,389
Environmental charge	-	-	266,250	-
Profit (loss) from operations	33,232	35,573	(154,498)	116,174
Other income (expense):
Interest income	1,842	1,252	5,556	3,848
Other, net	(447)	373	(747)	(979)
Income (loss) before income taxes	34,627	37,198	(149,689)	119,043
Provision for (benefit from) income taxes	14,763	5,764	(60,807)	31,136
Net income (loss)	$19,864	$31,434	$(88,882)	$87,907

Income (loss) per share:
Basic	$0.12	$0.19	$(0.53)	$0.52
Diluted	$0.12	$0.19	$(0.53)	$0.52

Dividends declared	$0.075	$0.095	$0.225	$0.270

Weighted average common shares outstanding:
Basic	168,978	168,428	169,241	168,554
Diluted	168,994	168,700	169,241	168,734

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Net income (loss)	$19,864	$31,434	$(88,882)	$87,907
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	6,027	(6,035)	(2,270)	3,526
Foreign currency cash flow hedges adjustment	(1,595)	(1,576)	(153)	(865)
Pension liability adjustment	584	1,073	1,423	2,937
Other comprehensive income (loss), net of income taxes	5,016	(6,538)	(1,000)	5,598
Comprehensive income (loss)	$24,880	$24,896	$(89,882)	$93,505

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31, 2012	December 31, 2013
Operating Activities:
Net income (loss)	$(88,882)	$87,907
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	33,700	37,116
Stock-based compensation expense	1,097	1,080
Deferred income taxes	(40,643)	41,970
Loss on disposal of property and equipment	1,523	75
Changes in operating assets and liabilities:
Accounts receivable	28,251	13,033
Inventories	7,849	(15,037)
Accounts payable and accrued expenses	23,287	(35,760)
Income taxes payable	(6,448)	6,408
Other assets	(41,496)	(25,986)
Other liabilities	230,352	(121,969)
Net cash provided by (used in) operating activities	148,590	(11,163)

Investing Activities:
Purchases of property and equipment	(34,283)	(18,149)
Purchase of business, net of cash acquired	-	(1,600)
Purchases of investment securities	(440,140)	(520,361)
Redemptions of investment securities	553,214	575,743
Proceeds from property and equipment dispositions	-	785
Net cash provided by investing activities	78,791	36,418

Financing Activities:
Dividends paid	(38,104)	(44,272)
Purchase of treasury stock	(7,327)	(8,788)
Proceeds from exercise of stock options	44	4,020
Excess tax benefit from stock-based payment arrangements	1	200
Net cash used in financing activities	(45,386)	(48,840)

Effect of exchange rate on cash	(161)	290

Increase (decrease) in cash and cash equivalents	181,834	(23,295)

Cash and cash equivalents at beginning of period	395,284	486,724

Cash and cash equivalents at end of period	$577,118	$463,429

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

 1. BASIS OF PRESENTATION

Our consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three and nine month periods ended December  31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 due to cyclical and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.   Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  During the three and nine month periods ended December  31, 2013, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

During the third quarter of fiscal 2014, we determined there was an error in the calculation of deferred taxes on intangible assets pursuant to the acquisition of American Technical Ceramics (“ATC”) Corporation in September of 2007.  Accordingly in the third quarter of fiscal 2014, we have recorded an out–of-period adjustment related to our calculation of deferred taxes relative to the fair values of intangible assets at that date resulting in an increase of $12,240 to deferred income tax liabilities and a corresponding increase to goodwill.  The change in goodwill would not have resulted in an impairment in a prior period.  Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to the current year and prior years’ financial statements as there was no impact on prior income statements, cash flows, or retained earnings and the adjustment was immaterial to our consolidated balance sheets.

New Accounting Standards:

In July 2012, the FASB issued ASU 2012-02, which is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment of indefinite-lived intangibles assets to determine whether it should perform a detailed annual impairment test to support the value of indefinite-lived intangible assets.  The ASU is effective for fiscal years, and interim periods within those years beginning, after September 15, 2012, with early adoption permitted.  We adopted the ASU effective April 1, 2013.  The adoption did not have any material impact on our consolidated financial statements.

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

   2. EARNINGS PER SHARE

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Net income (loss)	$19,864	$31,434	$(88,882)	$87,907
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	168,978	168,428	169,241	168,554
Basic earnings (loss) per share	$0.12	$0.19	$(0.53)	$0.52
Computation of Diluted EPS:
Weighted Average Shares Outstanding	168,978	168,428	169,241	168,554
Effect of stock options	16	272	-	180
Weighted Average Shares used in computing Diluted EPS (1)	168,994	168,700	169,241	168,734
Diluted income (loss) per share	$0.12	$0.19	$(0.53)	$0.52

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,822 shares and 2,282 shares for the three months ended December 31, 2012 and 2013, respectively, and 3,862 and 3,051 for the nine months ended December 31,  2012 and 2013, respectively.  In addition, 42 shares that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company's net loss position for the nine months ended December 31, 2012.

   3. TRADE ACCOUNTS RECEIVABLE

	March 31, 2013	December 31, 2013
Gross Accounts Receivable - Trade	$221,109	$208,815
Less:
Allowances for doubtful accounts	705	392
Stock rotation and ship from stock and debit	14,771	16,389
Sales returns and discounts	5,486	6,400
Total allowances	20,962	23,181
Net Accounts Receivable - Trade	$200,147	$185,634

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns and sales discounts are reported as deductions from revenue.

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Allowances for doubtful accounts:
Beginning Balance	$814	$389	$720	$705
Charges	(108)	(3)	104	45
Applications	14	6	(104)	(358)
Ending Balance	$720	$392	$720	$392

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Stock rotation and ship from stock and debit:
Beginning Balance	$14,473	$15,448	$14,327	$14,771
Charges	8,730	9,587	25,812	30,753
Applications	(8,534)	(8,646)	(25,470)	(29,135)
Ending Balance	$14,669	$16,389	$14,669	$16,389

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Sales returns and discounts:
Beginning Balance	$5,422	$6,035	$7,179	$5,486
Charges	2,901	7,872	6,624	16,532
Applications	(2,987)	(7,489)	(8,422)	(15,632)
Translation and other	9	(18)	(36)	14
Ending Balance	$5,345	$6,400	$5,345	$6,400

   4. FAIR VALUE

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

During the three and nine month periods ended December 31, 2012 and 2013, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	1,168	-	1,168	-
Total	$8,211	$7,043	$1,168	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	2,446	-	2,446	-
Total	$9,489	$7,043	$2,446	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,883	$7,883	$-	$-
Foreign currency derivatives(2)	1,584	-	1,584	-
Total	$9,467	$7,883	$1,584	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,883	$7,883	$-	$-
Foreign currency derivatives(2)	3,573	-	3,573	-
Total	$11,456	$7,883	$3,573	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2013 and December 31, 2013, all of our forward contracts are Level 2 measurements.

   5. FINANCIAL  INSTRUMENTS AND  INVESTMENTS IN  SECURITIES

At March 31, 2013 and December 31, 2013, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$85,788	$-	$(69)	$85,719
Corporate bonds	81,089	213	(4)	81,298
Time deposits	393,487	335	-	393,822
Long-term investments:
Corporate bonds	15,576	100	-	15,676
	$575,940	$648	$(73)	$576,515

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$-	$-	$-	$-
Corporate bonds	27,542	59	(2)	27,599
Time deposits	424,207	188	-	424,395
Long-term investments:
Corporate bonds	69,959	65	(1)	70,023
	$521,708	$312	$(3)	$522,017

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2013, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$451,749	$451,994
Due after one year through five years	69,959	70,023
Total	$521,708	$522,017

   6. INVENTORIES

	March 31, 2013	December 31, 2013
Finished goods	$119,793	$108,397
Work in process	107,641	112,832
Raw materials and supplies	331,640	353,738
	$559,074	$574,967

   7. STOCK-BASED  COMPENSATION

In April 2013, we granted 500 options to employees pursuant to the 2004 Stock Option Plan described in Note 10, “Stock Based Compensation,” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.15 and $11.25, respectively.

In August 2013, we granted 75 options to directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan described in Note 10, “Stock Based Compensation,” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.91 and $13.14, respectively.

There were 364 stock options exercised during the nine months ended December 31, 2013 with a total intrinsic value of $581.

 8. COMMITMENTS AND CONTINGENCIES

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

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (the “UAO”) directing the Company to perform certain remedial actions for the harbor clean-up pursuant to the reopener provisions.

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts and AVX announced that they had reached a settlement with respect to the EPA’s ongoing clean-up of the harbor.  That agreement is set forth in a Supplemental Consent Decree (“Supplemental CD”) that modifies certain provisions of the 1992 Consent Decree, including elimination of the Governments’ right to invoke any clean-up reopener provisions in the future.  Under the terms of the settlement, AVX was obligated to pay  $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  The settlement also required the EPA to withdraw the UAO.  The United States District Court approved the settlement and entered the Supplemental CD on September 19, 2013.

On October 18, 2013, the Company paid the initial settlement installment of $133,350,  plus accrued interest on the entire settlement amount through that date into a court-managed registry account.  Following expiration of the time period for the appeal of the court’s approval of the settlement, such funds were disbursed to the various governments.    In accordance with the terms of the Supplemental CD, AVX is obligated to pay $110,817, plus interest, on September 19, 2014 and

$122,083, plus interest, on September 21, 2015. AVX has the option to prepay any portion of the remaining settlement balance at any time prior to the due dates of the remaining installments.

We had reserves of approximately $380,354 and $246,718 at March  31, 2013 and December 31, 2013, respectively, related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as  $147,454 and $124,635 in accrued expenses at March 31, 2013 and December 31, 2013, respectively, and  $232,900 and $122,083 in other non-current liabilities at March 31, 2013 and December 31, 2013, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Therefore, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in the South Carolina State Court by certain individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory, claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  Based on our estimate of potential outcomes, we have accrued approximately $350 with respect to this case as of December 31, 2013.

During fiscal 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that AVX, among others, contributed to that site.  We intend to vigorously defend the claims that have been asserted in this lawsuit. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

AVX has received a demand for approximately $11,000 from the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX believes it has meritorious defenses and intends to vigorously defend the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

   9. COMPREHENSIVE INCOME (LOSS)

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31, 2012		December 31, 2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$6,027	$6,027	$(6,035)	$(6,035)
Foreign currency cash flow hedges adjustment	(1,971)	(1,595)	(1,875)	(1,576)
Pension liability adjustment	811	584	1,490	1,073
Other comprehensive income (loss)	$4,867	$5,016	$(6,420)	$(6,538)

	Nine Months Ended
	December 31, 2012		December 31, 2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(2,270)	$(2,270)	$3,526	$3,526
Foreign currency cash flow hedges adjustment	(202)	(153)	(954)	(865)
Pension liability adjustment	1,976	1,423	4,079	2,937
Other comprehensive income (loss)	$(496)	$(1,000)	$6,651	$5,598

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges.  Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2012 and 2013.  Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three and nine month periods ended December 31, 2012 and 2013.

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

As of December 31, 2013, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for Asia Tantalum since the acquisition date are included in the accompanying consolidated statement of operations since the acquisition date.

Assets Acquired and Liabilities Assumed
Accounts receivable	$7,756
Inventory	15,100
Other current assets and liabilities	(2,136)
Working capital	20,720
Property and equipment	30,680
Pension liability	(1,912)
Total identified assets and liabilities	49,488
Purchase price	87,600
Goodwill	$38,112

During the nine months ended December 31, 2013, the Company paid an additional $1,600 to settle the working capital adjustment provisions of the purchase agreement, resulting in an increase in recorded goodwill during the period by the same amount.

   11.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The tables below present information about reported segments:

Sales Revenue	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Ceramic Components	$42,889	$50,227	$127,112	$144,814
Tantalum Components	76,828	96,270	243,751	295,452
Advanced Components	83,069	86,605	260,028	264,711
Total Passive Components	202,786	233,102	630,891	704,977
KDP and KCD Resale	87,658	59,835	281,539	234,736
KCP Resale	18,548	17,969	47,738	49,072
Total KED Resale	106,206	77,804	329,277	283,808
AVX Interconnect	30,883	35,305	93,684	102,590
Total Revenue	$339,875	$346,211	$1,053,852	$1,091,375

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Operating profit (loss):
Passive Components	$33,058	$39,804	$112,504	$121,228
KED Resale	4,146	3,736	12,423	15,044
Interconnect	6,290	6,711	19,622	19,704
Corporate Activities	(10,262)	(14,678)	(299,047)	(39,802)
Total	$33,232	$35,573	$(154,498)	$116,174

	March 31, 2013	December 31, 2013
Assets:
Passive Components	$768,965	$780,602
KED Resale	52,058	41,637
Interconnect	59,278	50,390
Cash, A/R, and investments in securities	1,264,695	1,172,621
Goodwill - Passive components	189,095	202,774
Goodwill - Interconnect	10,277	10,277
Corporate Activities	257,627	231,445
Total	$2,601,995	$2,489,746

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Net sales:
Americas	$92,238	$99,295	$288,701	$305,795
Europe	85,175	93,177	261,363	278,129
Asia	162,462	153,739	503,788	507,451
Total	$339,875	$346,211	$1,053,852	$1,091,375

 12. PENSION PLANS

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December  31, 2012 and 2013:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Service cost	$109	$116	$115	$220
Interest cost	413	390	1,578	1,683
Expected return on plan assets	(539)	(545)	(1,554)	(1,743)
Amortization of prior service cost	2	-	-	5
Recognized actuarial loss	220	284	424	662
Net periodic pension cost	$205	$245	$563	$827

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Service cost	$326	$348	$345	$651
Interest cost	1,239	1,170	4,733	4,902
Expected return on plan assets	(1,614)	(1,635)	(4,664)	(5,072)
Amortization of prior service cost	5	-	-	9
Recognized actuarial loss	660	852	1,273	1,925
Net periodic pension cost	$616	$735	$1,687	$2,415

Based on current actuarial computations, during the nine months ended December 31, 2013, we made contributions of $5,535 to the international plans. We expect to make additional contributions of approximately $1,900 to the international plans over the remainder of fiscal 2014.  There were no contributions to the U.S. plans during the nine months ended December 31, 2013 and we do not anticipate making any contributions during the remainder of the fiscal year.

   13.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2013 and December 31, 2013, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,117	Accrued expenses	$2,050

December 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,247	Accrued expenses	$3,134

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2013, net pretax gains (losses) of $(3,326) and $(4,330), respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine months ended December 31, 2013, net pretax gains (losses) of $(1,044) and $(3,743), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of $(374) and $423, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2013 and December 31, 2013, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$396

December 31, 2013
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$337	Accrued expenses	$439

For these derivatives not designated as hedging instruments during the three and nine months ended December 31, 2013,  gains (losses) of $(817) and $(3,377), respectively, on hedging contracts were recognized in other income, which offset the approximately $(607) and $(2,998), respectively, in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2013 and December 31, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $187,670 and $65,224, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   14. SUBSEQUENT EVENTS

On February 5, 2014, the Board of Directors of the Company declared a $0.095 dividend per share of common stock with respect to the quarter ended December 31, 2013.  The dividend will be paid to stockholders of record on February 21, 2014 and will be disbursed on March 7, 2014.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  During the three and nine month periods ended December 31, 2013, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

During the third quarter of fiscal 2014, we determined there was an error in the calculation of deferred taxes on intangible assets pursuant to the acquisition of American Technical Ceramics (“ATC”) Corporation in September of 2007.  Accordingly in the third quarter of fiscal 2014, we have recorded an out–of-period adjustment related to our calculation of deferred taxes relative to the fair values of intangible assets at that date resulting in an increase of $12,240 to deferred income tax liabilities and a corresponding increase to goodwill.  The change in goodwill would not have resulted in an impairment in a prior period.  Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to the current year and prior years’ financial statements as there was no impact on prior income statements, cash flows, or retained earnings and the adjustment was immaterial to our consolidated balance sheets.

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

Results of Operations - Three Months Ended December 31, 2013 and 2012

Our net income for the quarter ended December 31, 2013 was $31.4 million, or $0.19 per share, compared to net income of $19.9 million, or $0.12 per share, for the quarter ended December 31, 2012.

(in thousands, except per share data)	Three Months Ended
	December 31, 2012	December 31, 2013
Net sales	$339,875	$346,211
Gross profit	62,417	67,766
Operating income (loss)	33,232	35,573
Net income (loss)	19,864	31,434
Diluted earnings (loss) per share	$0.12	$0.19

Net sales in the three months ended December 31,  2013 increased  $6.3 million, or 1.9%, to $346.2 million compared to $339.9 million in the three months ended December 31, 2012. This increase is primarily a result of the incremental sales attributable to our acquisition of Asia Tantalum, which was acquired in February of 2013. Compared to the same period last year, supply chain inventory levels were minimized as product manufacturers managed component purchases in light of uncertain end-market demand and economic conditions. Overall sales prices for our commodity components declined moderately this quarter when compared to the same quarter in the prior year resulting from increased competitive pricing pressure.

The table below represents product group revenues for the quarters ended December 31, 2012 and December 31, 2013.

Sales Revenue	Three Months Ended
$(000's)	December 31, 2012	December 31, 2013
Ceramic Components	$42,889	$50,227
Tantalum Components	76,828	96,270
Advanced Components	83,069	86,605
Total Passive Components	202,786	233,102
KDP and KCD Resale	87,658	59,835
KCP Resale	18,548	17,969
Total KED Resale	106,206	77,804
AVX Interconnect	30,883	35,305
Total Revenue	$339,875	$346,211

Passive Component sales increased  $30.3 million, or 14.9%, to $233.1 million in the three months ended December 31, 2013 from $202.8 million during the same quarter last year, as a result of increased demand for electronic components in the markets we serve.  The sales increase in Passive Components reflects the overall increased unit demand for electronics across global markets as customers introduced new and more sophisticated end-market products.  The impact of the Asia Tantalum acquisition, which was completed in February of 2013, accounted for $11.8 million of the increased sales of our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting partially from an increase in the sale of higher capacitance components compared to the same quarter last year, partially offset by lower selling prices.

KDP and KCD Resale sales decreased  $27.8 million, or 31.7%, to $59.8 million in the three months ended December 31, 2013 compared to $87.7 million during the same period last year.  When compared to the same period last year, the decrease during the quarter ended December 31, 2013 is primarily attributable to lower sales to telecommunications and computer manufacturers as they changed design specifications and managed supply chain inventory levels in response to consumer demand trends and new product introduction cycles.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $3.8 million, or 7.8%, to $53.3 million in the three months ended December 31, 2013 compared to $49.4 million during the same period last year.  This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in new automobile designs.

Our sales to independent electronic distributor customers represented 45.4% of total sales for the three months ended December 31, 2013, compared to 40.3% for the three months ended December 31, 2012.  Overall, distributor activity increased 14.8% when compared to the same period last year.  This increase is reflective of their customer demand improvements.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $9.6 million, or 6.1% of gross sales to distributor customers, for the three months ended December  31, 2013 and $8.7 million, or 6.4% of gross sales to distributor customers, for the three months ended December 31, 2012.  This increase in activity is reflective of higher sales to our distribution customers.  Applications under such programs for the quarters ended December 31, 2013 and 2012 were approximately $8.6 million and $8.5 million, respectively.

Geographically, compared to the same period last year, sales increases in Europe and the Americas were offset by sales declines in Asia primarily as a result of lower KED Resale product demand in the telecommunications markets.  Sales in the Asian market decreased to 44.4% of total sales while sales in the Americas and Europe increased to 28.7% and 26.9% of total sales, respectively.  This compares to 47.8%,  27.1%, and 25.1% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $3.6 million when compared to the same period last year.

Gross profit in the three months ended December  31, 2013 was 19.6% of sales, or $67.8 million, compared to a gross profit margin of 18.4%, or $62.4 million, in the three months ended December 31, 2012. The increase in gross profit is primarily attributable to an improved product mix of higher margin value added products in addition to a lower proportion of commodity and KED Resale product sales.  We continue to focus on spending controls and cost reductions in light of the global demand for electronic components.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current quarter by approximately  $7.8  million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended December  31, 2013 were $32.2 million, or 9.3% of net sales, compared to $29.2 million, or 8.6% of net sales, in the three months ended December  31, 2012.   The overall increase in selling, general and administrative expenses is primarily due to higher legal and consulting expenses as well as higher selling expenses resulting from the increased level of sales.

As a result of the factors set forth above, income from operations was  $35.6 million in the three months ended December 31, 2013 compared to $33.2 million in the three months ended December 31, 2012.

Our effective tax rate for the three months ended December 31, 2013 was  15.5% compared to 42.6% for the three months ended December 31, 2012.  The lower effective rate for the three month period ended December 31, 2013 is primarily due to a favorable impact relating to the release of certain reserves for uncertain tax positions due to the expiration of periods allowed for the audit of certain prior year income tax returns.  Excluding such discrete items recorded in the period, the effective tax rate would have been 28.5% compared to an effective rate, without discrete items as discussed below, of 34.0% for the same period in the prior year.  This decrease is primarily a result of a higher proportion of income in lower tax rate jurisdictions in the period ended December 31, 2013.  For the three month period ended December 31, 2012, the higher effective rate is primarily due to the effects of the environmental charge recognized in fiscal 2013 related to the New Bedford Harbor Superfund Site in Massachusetts discussed in “Liquidity and Capital Resources” below and in Note 8 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and the expected loss of a U.S. federal tax deduction for fiscal 2013 due to projected annual taxable income limitations.  Excluding discrete items recorded in the three month period ended December 31, 2012, the effective tax rate would have been 34.0%.

As a result of the factors discussed above, net income for the three month period ended December 31, 2013 was $31.4 million compared to $19.9 million for the same three month period last year.

Results of Operations - Nine Months Ended December 31, 2013 and 2012

Our net income for the nine month period ended December 31, 2013 was $87.9 million, or $0.52 per share, compared to net loss of $(88.9) million, or $(0.53) per share, for the nine month period ended December 31, 2012. The net loss for the nine month period ended December 31, 2012 includes an environmental charge of $266.3 million related to environmental issues at the New Bedford Harbor Superfund site in Massachusetts discussed in “Liquidity and Capital Resources” below and in Note 8 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

(in thousands, except per share data)	Nine Months Ended
	December 31, 2012	December 31, 2013
Net sales	$1,053,852	$1,091,375
Gross profit	200,300	207,563
Operating income (loss)	(154,498)	116,174
Net income (loss)	(88,882)	87,907
Diluted earnings (loss) per share	$(0.53)	$0.52

Net sales in the nine months ended December 31,  2013 increased  $37.5 million, or 3.6%, to $1,091.4 million compared to $1,053.9 million in the nine months ended December 31, 2012. This increase is primarily a result of incremental sales attributable to our acquisition of Asia Tantalum, which was completed in February of 2013.  Compared to the same period last year, supply chain inventory levels were minimized as product manufacturers managed component purchases in light of uncertain end-market demand and economic uncertainty.  Overall sales prices for our commodity components declined moderately over the nine month period when compared to the same nine month period in the prior year resulting from increased competitive pricing pressure.

The table below represents product group revenues for the nine month periods ended December 31, 2012 and December 31, 2013.

Sales Revenue	Nine Months Ended December 31,
$(000's)	December 31, 2012	December 31, 2013
Ceramic Components	$127,112	$144,814
Tantalum Components	243,751	295,452
Advanced Components	260,028	264,711
Total Passive Components	630,891	704,977
KDP and KCD Resale	281,539	234,736
KCP Resale	47,738	49,072
Total KED Resale	329,277	283,808
AVX Interconnect	93,684	102,590
Total Revenue	$1,053,852	$1,091,375

Passive Component sales increased $74.1 million, or 11.7%, to $705.0 million in the nine months ended December 31, 2013 from $630.9 million during the same period last year, as we saw increases in many of the markets that we serve, particularly in the automotive sector and component sales related to higher-end smart phones,  tablet devices and telecommunications hardware.    The impact of the Asia Tantalum acquisition, which was completed in February of 2013, accounted for $40.3 million of increased sales of our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting partially from an increase in the sale of higher capacitance components compared to the same quarter last year, partially offset by lower selling prices.

KDP and KCD Resale sales decreased $46.8 million, or 16.6%, to $234.7 million in the nine months ended December 31, 2013 compared to $281.5 million during the same period last year.  When compared to the same period last year, the decrease during the nine months ended December 31, 2013 is primarily attributable to lower sales to telecommunications and computer manufacurers as they changed design specifications and managed supply chain inventory levels in response to consumer demand trends and new product introduction cycles.

Total connector sales, including AVX Interconnect manufactured and KCP Resale connectors, increased  $10.2 million, or 7.2%, to $151.7 million in the nine months ended December 31, 2013 compared to $141.4 million during the same period last year. This increase was primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 41.5% of total sales for the nine months ended December 31, 2013, compared to 39.3% for the nine months ended December 31, 2012.  Overall, distributor activity increased 9.4% when compared to the same period last year.  This increase is reflective of their customer demand improvements.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $30.8 million, or 6.8% of gross sales to distributor customers, for the nine months ended December 31, 2013 and $25.8 million, or 6.2% of gross sales to distributor customers, for the nine months ended December 31, 2012.  This increase in activity is reflective of increased sales to our distribution.  Applications under such programs for the nine month periods ended December 31, 2013 and 2012 were approximately $29.1 million and $25.5 million, respectively.

Geographically, compared to the same period last year, sales increased in all regions tracking the overall global macroeconomic conditions.  Sales in the Asian market reflect, in part, the increased sales due to the Asia Tantalum acquisition offset by lower KED Resale product sales in the telecommunications markets.  Asian market sales decreased to 46.5% of total sales while sales in the Americas and Europe increased to 28.0% and 25.5% of total sales, respectively. This compares to 47.8%,  27.4%, and 24.8% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on sales of approximately $21.8 million when compared to the same period last year.

Gross profit in the nine months ended December  31, 2013 was 19.0% of sales, or $207.6 million, compared to a gross profit margin of 19.0%, or $200.3 million, in the nine months ended December  31, 2012.  Gross profit is in line with prior year which is primarily attributable to an improved product mix of higher margin components coupled with a lower proportion of commodity and KED Resale products partially offset by lower selling prices.  Costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted in the current nine month period by approximately $36.8 million when compared to the same three month period last year.

Selling, general and administrative expenses in the nine months ended December  31, 2013 were $91.4 million, or 8.4% of net sales, compared to $88.5 million, or 8.4% of net sales, in the nine months ended December 31, 2012.  The overall increase in selling, general and administrative expenses is primarily due to higher selling expenses due to increased sales and higher legal and consulting fees when compared to the same period last year.

Income (loss) from operations was  $116.2 million in the nine months ended December 31, 2013 compared to $(154.5) million in the nine months ended December 31, 2012.  This increase is a result of the factors set forth above and the recognition of a $266.3 million charge related to remediation issues at the New Bedford Harbor Superfund site in Massachusetts during the nine months ended December 31, 2012.

Our effective tax rate for the nine month period ended December 31, 2013 was 26.2%, compared to 40.6% for the same period last year.  The lower effective rate for the nine month period ended December 31, 2013 is primarily due to a favorable impact relating to the release of certain reserves for uncertain tax positions due to the expiration of tax periods allowed for the audit of certain prior year income tax returns.  Excluding such discrete items recorded in the period, the effective tax rate would have been 29.6%.  For the nine month period ended December 31, 2012, the higher effective rate is primarily due to the effects of the environmental charge recognized in fiscal 2013 related to the New Bedford Harbor Superfund Site in Massachusetts discussed in “Liquidity and Capital Resources” below and in Note 8 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and the expected loss of a  U.S. federal tax deduction for fiscal 2013 due to projected annual taxable income limitations.  Excluding discrete items recorded in the nine month period ended December 31, 2012 the effective tax rate would have been 29.5%.

As a result of the factors discussed above, net income (loss) for the nine month period ended December 31, 2013 was $87.9 million compared to $(88.9) million for the same nine month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of December 31, 2013, we had a current ratio of 6.2 to 1, $985.1 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,018.7 million of stockholders’ equity, and no debt.

Net cash used in operating activities was $(11.2) million in the nine months ended December 31, 2013 compared to $148.6 million of cash provided by operating activities in the nine months ended December  31, 2012.  The decrease in operating cash flow compared to the same period last year was primarily the result of the $133.4 million installment payment, plus interest, related to the New Bedford harbor settlement, as discussed below and in Note 8, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements  contained in the Quarterly Report on Form 10-Q,  as well as higher inventory levels and other net increases in working capital requirements resulting from the higher volume of sales and related production.

Purchases of property and equipment were $18.1 million in the nine month period ended December 31, 2013 compared to $34.3 million in the nine month period ended December 31, 2012.  Expenditures in the prior year included investments in connection with the expansion of interconnect manufacturing operations in the Czech Republic.  We continue to make strategic investments in our advanced passive component and interconnect product lines and expect to incur capital expenditures of approximately $25 million in  fiscal 2014.  The actual amount of capital expenditures will depend upon the outlook for electronic component demand and equipment needs.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2013, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of December 31, 2013, we believe that cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, funding the remaining New Bedford Harbor settlement, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate or meet our liquidity needs in the long-term.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of December 31, 2013, we did not have any significant delivery contracts outstanding.

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

In 1991, in connection with a consent decree finally approved in 1992 (“1992 Consent Decree”), we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”) in a settlement with the United States and the Commonwealth of Massachusetts (sometimes the “Governments”), subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued to the Company a Unilateral Administrative Order (the “UAO”) directing the Company to perform certain remedial actions for the harbor pursuant to the reopener provisions.

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts and AVX announced that they had reached a settlement with respect to the EPA’s ongoing clean-up of the harbor.  That agreement is set forth in a Supplemental Consent Decree (“Supplemental CD”) that modifies certain provisions of the 1992 Consent Decree, including elimination of the Governments’ right to invoke any clean-up reopener provisions in the future.  Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  The settlement also required the EPA to withdraw the UAO.  The United States District Court (the “Court”) approved the settlement and entered the Supplemental CD on September 19, 2013.

On October 18, 2013, the Company paid the initial settlement payment of $133.4 million, plus accrued interest on the entire settlement amount through that date into a court-managed registry account.  Following expiration of the time period for the appeal of the court’s approval of the settlement, such funds were disbursed to the various governments.  In accordance with the terms of the Supplemental CD, AVX is obligated to pay $110.8 million, plus interest, on September 19, 2014 and $122.1 million, plus interest, on September 21, 2015.  AVX has the option to prepay any portion of the remaining settlement balance at any time prior to the due dates of the remaining installments.

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

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

In addition, there were no changes in our internal control over financial reporting during the first three quarters of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.   In addition, see Note 8, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement as a potentially responsible party at certain environmental remediation sites.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for information regarding factors that could affect our results of operations, financial condition, and liquidity.  For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Annual Report Risk Factors, see Note 8, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1) (2)	programs (1) (2)
10/01/13 - 10/31/13	40,000	$13.48	40,000	5,062,554
11/01/13 - 11/30/13	85,377	13.40	85,377	4,977,177
12/01/13 - 12/31/13	148,688	13.67	148,688	4,828,489
Total	274,065	$13.56	274,065	4,828,489

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

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2014.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2014.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December  31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   FEBRUARY 7, 2014

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary