Form 10-K
period 2014-03-31
AVX Corp
filed 2014-05-21
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File Number: 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33‑0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 AVX Boulevard, Fountain Inn, South Carolina	29644
(Address of principal executive offices)	(Zip Code)
(864) 967-2150
(Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]   No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes [   ]     No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [X]

Based on the closing sales price of $13.13 on September 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant as of that date was $613,503,228.

As of May 15, 2014, there were 168,228,905 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2014, are incorporated by reference into Part III.

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

General

AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer and supplier of a broad line of passive electronic components, interconnect devices, and related products.  Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters,  and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder, which  owns approximately 72% of our outstanding common stock, and other manufacturing suppliers.  We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

We are organized by product line with five main product groups.  Our reportable segments are based on the types of products from which we generate revenues.    We have three reportable segments:  Passive Components, Kyocera Electronic Devices (“KED Resale”), and Interconnect.  The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Components reportable segment.  Segment revenue and profit information is presented in Note 15 to the consolidated financial statements.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of AVX Interconnect automotive, telecom, and memory connectors manufactured by AVX.  In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

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

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, transportation, energy harvesting, defense and aerospace electronic systems, and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership.    We have research and development locations in the United States, United Kingdom, Czech Republic, France, Israel, and Japan.    We developed numerous new products and product extensions during fiscal 2014 and won several awards that recognize our technology leadership.  These new products add to the broad product line we offer to our customers.  Due to our broad product offering, none of our products individually represent a material portion of our revenues.  Our scientists are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses.  Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line.    We believe that the breadth and quality of our product line and our ability to quickly respond to our customers’ design and delivery requirements make us the provider of choice for our multi-national customer base.  We differentiate ourselves by providing our customers with substantially complete passive component solutions.  This broad array of products allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization.  We have invested approximately $120 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum, and advanced components as well as Interconnect devices.  In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as El Salvador, Malaysia, Mexico, China, and the Czech Republic.

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

Products

We offer an extensive line of passive components designed to provide our customers with “one-stop shopping” for substantially all of their passive component needs.  Passive components do not require power to operate.  These components adjust and regulate voltage and current, store energy, and filter frequencies.  Sales of Passive Components represented approximately 66% of our net sales in fiscal 2014.  KDP and KCD Resale represented approximately 20%, and Interconnect products, including KCP Resale Connectors, represented approximately 14% of our net sales in fiscal 2014.  The table below presents revenues for fiscal 2012, 2013 and 2014 by product group.  Financial information concerning our Passive Components, KED Resale, and Interconnect segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2012	2013	2014
Ceramic Components	$179,984	$173,315	$193,978
Tantalum Components	393,468	330,209	394,119
Advanced Components	378,843	346,543	357,900
Total Passive Components	952,295	850,067	945,997
KDP and KCD Resale	410,419	377,707	293,048
KCP Resale Connectors	54,765	61,809	64,680
Total KED Resale	465,184	439,516	357,728
Interconnect	127,775	124,817	138,879
Total Revenue	$1,545,254	$1,414,400	$1,442,604

Passive Components

We manufacture and resell a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations.  Our strategic focus on the growing use of passive components is reflected in our investment of approximately $81 million in facilities and equipment used to manufacture passive components during the past three fiscal years.  We also added passive component manufacturing capacity with the February 2013 acquisition of the Tantalum Components division of Nichicon Corporation (“Asia Tantalum”) for $81.2 million.  We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide electronics market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values.  Capacitance is the measure of the capacitor's ability to store electric energy.  Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values.  The net sales of tantalum and ceramic capacitors accounted for approximately 62% of our passive component net sales in fiscal 2014.

We also offer a line of advanced passive component products to fill the special needs of our customers.  Our family of passive components also includes film capacitors, high energy/voltage power capacitors, and varistors.  Our advanced products engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications.  The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future.  Sales of advanced products accounted for approximately 38% of passive component net sales in fiscal 2014.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera-manufactured electronic component and connector products to certain customers and in certain territories outside of Japan.  Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer “one-stop shopping” for our customers' electronic components needs.  The Kyocera KDP and KCD electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Resale product sales also include connectors manufactured by Kyocera.  Sales of these products accounted for approximately 25% of net sales in fiscal 2014.    For additional information regarding the Company’s relationship with Kyocera see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Interconnect

We manufacture and resell high-quality electronic connectors and interconnect systems for use in various industries.  Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications.  An expanding portion of the electronics market for AVX Interconnect products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, and stability and safety control systems.  We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, tablets, GPS, and other hand held devices.  In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED and LCD markets.  We have invested approximately $28 million in facilities, tooling, and equipment over the past three years,  as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business.  Sales of Interconnect products, including KCP Resale connector products, accounted for approximately 14% of net sales in fiscal 2014.   Approximately 32% of combined Interconnect and KCP Resale Connector net sales in fiscal 2014 consisted of connectors manufactured by Kyocera.

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

Approximately 28%, 26%, and 46% of our net sales for fiscal 2014 were to our customers in the Americas, Europe, and Asia, respectively.  Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein.  A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

Our products are marketed worldwide by our own dedicated direct sales personnel that serve our major OEM and EMS customers. We also have a large network of independent electronic component distributors and independent manufacturers’ representatives who sell our products throughout the world.  We have regional sales and design application personnel in strategic locations to provide technical and sales support for these independent manufacturers’ representatives and independent electronic component distributors.  We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our products are used in a wide variety of applications by numerous customers.  In order to maximize our opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers.  Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal year ended March 31, 2014, no single customer accounted for more than 10% of our sales.  One customer comprised 13% of sales for the fiscal year ended March 31, 2013.  No single customer accounted for more than 10% of sales during the year ended March 31, 2012.  As of March 31, 2014, one customer represented 15% of the Company’s accounts receivable balance.    No  single customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2013.  Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $236 million at March 31, 2012, $247 million at March 31, 2013 and $270 million at March 31, 2014.  Firm orders, primarily with delivery dates within six months of order placement, are included in backlog.  Many of our customers encounter uncertain and changing demand for their products.  Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog.  If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty.  Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, and product delivery lead times in the industry.  Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period.  In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

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

Our research and development effort and our operational level engineering effort place a priority on the design and development of product extensions, innovative new products and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations.  Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly.  Research, development, and engineering expenditures were approximately $26 million, $30 million, and $26 million during fiscal 2012, 2013, and 2014, respectively.  The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

Raw Materials

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers.  For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”) or any other area in which insurgents or similar groups benefit from the sale of minerals.  We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not derive from conflict areas.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  As a result, AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only conflict-free tantalum in accordance with the principles of the Dodd-Frank legislation and the current Organisation for Economic Cooperation and Development (“OECD”) guidelines.

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

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel, gold, and copper used in our manufacturing processes.  The cost of these materials is subject to price fluctuation.  In some cases, increases in the cost of raw materials may be offset by selling price increases, productivity improvement, and cost savings programs, but that is not always the case.

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

Competition

Markets for our products are highly competitive.  We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers.  Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price.  We believe we are competitively positioned on each of these factors.  The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and interconnect products available from any one source.  Our major competitors for passive electronic components include: Murata Manufacturing Company Ltd., TDK Corporation, KEMET Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electro-Mechanics, and Vishay Intertechnology, Inc.  Our major competitors for certain electronic interconnect products include: Tyco Electronics, Amphenol Corporation, Molex Incorporated, FCI Electronics, and Erni Electronics.  There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2014,  we employed approximately 10,900 full-time employees.  Approximately 1,500 of these employees are employed in the United States, of which,  approximately 300 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions.  Our relationship with our employee union groups is generally good.  However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

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

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA or such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions.

In 1991, in connection with a consent decree, we paid $66.0 million plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued a Unilateral Administrative Order (“UAO”) directing us to perform certain remedial actions for the harbor clean-up pursuant to the reopener provisions.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future.  Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  The settlement also required the EPA to withdraw the UAO, which was done.  The United States District Court approved the settlement and entered the Supplemental CD on September 19, 2013.  On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest on the entire settlement amount through that date.  On March 26, 2014, we prepaid the second settlement installment of $110.8 million,  plus accrued interest on the remaining settlement amount through that date.

We had reserves of approximately $380.6 million and $135.4 million at March 31, 2013 and 2014, respectively, related to the various environmental matters.  These reserves are classified in the consolidated balance sheets as $147.7 million and $4.4 million in accrued expenses at March 31, 2013 and 2014, respectively, and $232.9 million and $131.0 million in other non-current liabilities at March 31, 2013 and March 31, 2014, respectively.  The amount recorded for identified liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information when it becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  We intend to defend vigorously the claims asserted in this lawsuit.  At this stage of the litigation, there has not been a determination as to the nature of the liability or the amount, if any, of damages.  Based on our estimate of potential outcomes, we have accrued $1.0 million with respect to this case as of March 31, 2014.

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

To review these documents, go to our website, click on “Corporate Information”, then on click “Corporate Governance”.

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

Name	Age	Position
John S. Gilbertson.................	70	Chief Executive Officer
John Lawing.........................	63	Vice President, Chief Technology Officer
Kurt P. Cummings.................	58	Vice President, Chief Financial Officer, Treasurer and Secretary
Kathleen Kelly.....................	60	Vice President of Human Resources
John Sarvis...........................	64	Vice President of Ceramic Products
Keith Thomas.......................	59	Vice President, President of Kyocera Electronic Devices
Peter Venuto.........................	61	Vice President of Sales

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

John Lawing

Vice President, Chief Technology Officer since April 2014.  President and Chief Operating Officer from 2013 to March 2014.  Vice President of Advanced Products from 2005 to April 2013. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 1997, held positions in Engineering, Technical, Operational, and Plant management.  Employed by the Company since 1981.

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

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, selling prices, and our resulting profitability.  Most of our customers operate in cyclical industries.  Their requirements for passive components and interconnect products fluctuate significantly as a result of changes in general economic conditions and other factors.  During periods of increasing demand they typically seek to increase their inventory of our products to avoid production bottlenecks.  When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated inventory.  Business cycles vary somewhat in different geographical regions and customer industries.  Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs.  Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition.  We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

We must consistently reduce costs to remain competitive and to combat downward price trends

To remain competitive and to combat the impact of potential downward price trends we must consistently reduce the total costs of our products.  Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle.  To remain competitive, we must achieve continuous cost reductions through process and material improvements.  We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management.  In addition, as a result of our efforts to streamline manufacturing and logistics operations and to enhance operations in lower cost regions, we have incurred restructuring costs in the past and could incur restructuring costs in the future in response to changes in global economic and market conditions.  If we are unsuccessful in implementing restructuring or other cost reduction plans, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our business, financial condition, and operating results.

We attempt to improve profitability by operating in countries in which manufacturing costs are lower; but the shift of operations to these regions may entail considerable expense

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower productions costs, such as the Czech Republic, Malaysia, Mexico, China, and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions.  This under-utilization may result initially in production inefficiencies and higher costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions.  In addition, as we implement transfers of certain of our operations, we may experience labor strikes or other types of disruption as a result of lay-offs or termination of our employees in higher-cost countries.

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

We encounter competition in substantially all areas of our business

We compete primarily on the basis of technology, product quality, price, sales terms, customer service, and delivery time.  Competitors include large, diversified companies, some of which have substantial assets and financial resources, as well as medium to small companies.  There can be no assurance that additional competitors will not enter into our existing markets, nor can there be any assurance that we will be able to compete successfully against existing or new competition.

We must continue to develop new products to remain competitive

Most of the fundamental technologies used in the passive components industry have been available for a long time.  The market is nonetheless typified by rapid changes in product designs and technological advantages allowing for better performance and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application.  Successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products.  To combat downward selling price pressure for our products and to meet market requirements, we must continue to develop innovative products and production techniques.  Sustaining and improving our profitability depends a great deal on our ability to develop new products quickly and successfully meet customer specifications. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years.  We have traditionally combated downward pricing trends in part by offering products with new technologies or applications that offer our customers advantages over older products.  We also seek to maintain profitability by developing products to our customers’ specifications that are not readily available from competitors.  Developing and marketing these products requires start-up costs that may not be recouped if those new products or production techniques are not successful.  There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands.  If this occurs, we could lose customers and experience adverse effects on our results of operations.

Our operating results are sensitive to raw material and resale product availability, quality, and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices.  Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials.  For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium, and other raw materials that we use in the manufacture of our products are subject to fluctuation and have experienced significant variability in the past.  Our inability to recover costs through increased sales prices could have an adverse impact on our results of operations.  For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used.  For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials.  Depending on the extent of the difference between market price and our carrying cost, the write-down could have an adverse effect on our results of operations.

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

We resell products manufactured by Kyocera, as well as other component and interconnect product manufacturers.  Should these manufacturers experience difficulties in supplying the products that we resell, or such suppliers use other channels to market their products, we could experience lower sales which could have an adverse effect on our results of operations.

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

Our backlog is subject to customer cancellation

We generally do not obtain firm, long-term purchase commitments from our customers.  Uncertain economic and geopolitical conditions have resulted in, and may continue to result in, some of our customers delaying the delivery of products that we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated.  Many of the orders that comprise our backlog may be canceled by our customers without penalty.  Our customers may, on occasion, order components from multiple sources to ensure timely delivery when delivery lead times are particularly long and product delivery is a concern.  They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown.  Therefore, we cannot be certain that the amount of our backlog does not exceed the level of sales that will ultimately be made.  Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Changes in our environmental liability and compliance obligations may adversely impact our operations or financial condition

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing process; employee health and safety; labeling or other notifications with respect to the content or other aspects of our processes, products, or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and responsibility for disposal of products or product packaging.  We also operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX.  Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and can be reasonably estimated.  Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations or financial condition.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.  In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.  See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information.

Changes in regulatory and environmental compliance obligations of critical suppliers may adversely impact our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer.  A final rule was issued by the SEC on August 22, 2012.  The metals covered by the rules are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold.  We use many of these materials in our production processes.  The rule requires companies to perform due diligence, disclose, and report whether or not such minerals originate from the DRC and adjoining countries. However, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in the manufacture of our products.  In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.  Global supply chains are complicated with multiple layers and suppliers between the mine and the final product.

For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the DRC or any other area in which insurgents or similar groups benefit from the sale of minerals.  We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not finance or benefit armed groups in the DRC or adjoining countries.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program.  As a result, AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only conflict-free tantalum in accordance with the principles of the Dodd-Frank legislation and the current OECD guidelines.

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

Our results may be negatively affected by foreign currency exchange rates

We conduct business in several international currencies through our worldwide operations and, as a result, are subject to foreign exchange exposure due to changes in exchange rates of the various currencies.  Volatility in exchange rates can positively or negatively affect our sales, gross margins, and stockholder’s equity.  In order to minimize the effects of movements in currency exchange rates, we enter into forward exchange contracts to hedge external and intercompany foreign currency transactions.  In addition, we attempt to minimize currency exposure risk by producing our products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency.  There can be no assurance that our approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of our worldwide operations. We do not engage in purchasing forward exchange contracts for speculative purposes.

Our operating results may be adversely affected by foreign operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory, and other circumstances existing in foreign countries in which we operate.  International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax law changes, and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters, including earthquakes, tsunamis, and typhoons.  Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products.  There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Fluctuations in the market values of our investment portfolio could adversely affect our financial condition and operating results

Although we have not recognized any material losses related to our cash equivalents, short-term investments, or long-term investments, future declines in the market values of such investments could have an adverse effect on our financial condition and operating results.  Given the global nature of our business, we have investments both domestically and internationally.  Additionally, a portion of our overall investment portfolio includes investment securities in the financial sector.  If the issuers of such investments default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents,  short-term investments, and long-term investments could decline and have an adverse effect on our financial condition and operating results.   In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired.  This could result in lower interest income and/or higher other-than-temporary impairments.

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

Returns on pension and retirement plan assets and interest rate changes could affect our earnings in future periods

The funding position of our pension plans is impacted by the performance of the financial markets, and the discount rate used to calculate our pension obligations for funding and expense purposes.  In the past, declines in the financial markets have negatively impacted the value of the assets in our defined benefit pension plans.  In addition, lower bond yields may reduce our discount rates, resulting in increased pension contributions and expense.

Funding obligations are determined under government regulations and measured each year based on the value of the assets and liabilities on a specific date.  If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions.  The financial markets can be, and in the recent past have been, very volatile, and therefore our estimate of future contribution requirements can change in relatively short periods of time.  In a low interest rate environment, the likelihood of higher contributions in the future increases.

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

Liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries which may be subject to restrictions or cause unfavorable tax or earnings consequences

Approximately 70% of our cash and investment securities are held by international subsidiaries.  While we intend to use cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers.  These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches, our operations could be disrupted

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world.  Many of the information technology systems used by the Company globally have been in place for many years and not all hardware and software may be currently supported by vendors. These information technology systems may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

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

Changes in global geopolitical and general economic conditions and other factors beyond our control may adversely impact our business

The following factors beyond our control could adversely impact our business:

•	A global economic slowdown affecting any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including, but not limited to, armed conflict and trade wars that could impact us or our customers’ production capabilities.

•

Unforeseen interruptions to our business with our significant customers and suppliers resulting from, but not limited to, labor strikes, financial instabilities, computer malfunctions, environmental disruptions, natural disasters, or inventory excesses.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment, using tools and fixtures.   In many instances the machinery and equipment have automatic control features and special adaptations.  Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use.  We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment.  Our capital expenditures for plant and equipment were $49.2 million in fiscal 2012, $43.7 million in fiscal 2013 and $26.8 million in fiscal 2014.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	300,000	Owned	Headquarters/Manufacturing/Warehouse – PC
Myrtle Beach, SC	308,000	Owned	Manufacturing/Research — PC

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC
Colorado Springs, CO	15,000	Owned	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	500,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	70,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	470,000	Owned	Manufacturing — PC
Uherske Hradiste, Czech Republic	139,000	Leased	Warehouse — PC
Bzenec, Czech Republic	194,000	Owned	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Juarez, Mexico	116,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Adogawa, Japan	206,000	Owned	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse — PC — CP
Hong Kong	21,000	Leased	Warehouse/Office – PC – CP

In addition to the foregoing, we own and lease a number of sales offices throughout the world.  In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs.  We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities if necessary.

Item 3.	Legal Proceedings

See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites and certain pending lawsuits involving other environmental disputes.

On March 1, 2010, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation.  This case alleges that certain AVX products infringe on one or more of the six Greatbatch patents.  We intend to defend vigorously the claims that have been asserted in this lawsuit.  In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol  “AVX.”    At May 12, 2014, there were 323 holders of record of the Company's common stock.  In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers.  The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2013 and March 31, 2014.  On May 16, 2014, our Board of Directors declared a $0.095 dividend per share of common stock with respect to the quarter ended March 31, 2014.  Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2013		2014		Per Share
	High	Low	High	Low	2013	2014
First Quarter	$13.36	$10.32	$12.26	$11.16	$0.0750	$0.0875
Second Quarter	10.85	9.32	13.51	12.04	0.0750	0.0875
Third Quarter	10.91	9.20	14.09	12.90	0.0750	0.0950
Fourth Quarter	12.05	10.80	13.76	12.57	0.0875	0.0950

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2009 to the end of fiscal year 2014, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of three companies whose businesses are representative of our business segments.  The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc., and International Rectifier Corp.

Cumulative Total Return
	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14
AVX - NYSE	$100	$159	$169	$153	$141	$161
S & P 500	$100	$150	$173	$188	$214	$264
Peer Group	$100	$221	$388	$267	$264	$307

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2014, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/14 - 1/31/14	53,100	$12.99	53,100	4,775,389
2/1/14 - 2/28/14	66,000	12.76	66,000	4,709,389
3/1/14 - 3/31/14	-	-	-	4,709,389
Total	119,100	$12.86	119,100	4,709,389

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2014.  The selected consolidated financial data for the five fiscal years ended March 31, 2014 are derived from AVX’s  audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2010	2011	2012	2013	2014
OPERATING RESULTS DATA:
Net sales	$1,304,966	$1,653,176	$1,545,254	$1,414,400	$1,442,604
Cost of sales	1,027,368	1,195,790	1,153,295	1,150,630	1,163,770
Vendor settlement	(5,000)	-	-	-	-
Restructuring charges	4,397	-	-	-	-
Gross profit	278,201	457,386	391,959	263,770	278,834
Selling, general and administrative expenses	108,527	123,887	116,408	117,365	119,670
Environmental charges	-	8,575	100,000	266,250	-
Restructuring charges	2,509	-	-	-	-
Other operating income	(3,519)	-	-	-	-
Profit (loss) from operations	170,684	324,924	175,551	(119,845)	159,164
Interest income	7,120	6,569	6,798	7,021	4,899
Interest expense	(111)	-	(707)	(2,262)	(2,432)
Other, net	(1,336)	2,766	(1,737)	1,764	1,726
Income (loss) before income taxes	176,357	334,259	179,905	(113,322)	163,357
Provision for (benefit from) income taxes	33,499	90,256	27,100	(49,010)	36,320
Net income (loss)	$142,858	$244,003	$152,805	$(64,312)	$127,037

Income (loss) per share:
Basic	$0.84	$1.44	$0.90	$(0.38)	$0.75
Diluted	$0.84	$1.43	$0.90	$(0.38)	$0.75
Weighted average common shares outstanding:
Basic	170,247	170,025	169,886	169,124	168,473
Diluted	170,274	170,390	170,134	169,124	168,658
Cash dividends declared per common share	$0.16	$0.19	$0.28	$0.31	$0.37

	As of March 31,
	2010	2011	2012	2013	2014
BALANCE SHEET DATA:
Working capital	$1,123,085	$1,366,450	$1,430,072	$1,614,656	$1,606,789
Total assets	2,051,492	2,319,482	2,468,012	2,601,995	2,384,988
Stockholders' equity	1,801,007	2,039,417	2,120,753	1,972,930	2,047,685

	Fiscal Year Ended March 31,
	2010	2011	2012	2013	2014
OTHER DATA:
Capital expenditures	$28,888	$27,470	$49,201	$43,705	$26,805
Research, development and engineering expenses	24,667	23,683	26,328	30,467	26,240

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier of a broad line of passive electronic components and interconnect products.  Electronic components and connector products manufactured or resold by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets.  We have five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect Products, and Kyocera Electronic Devices.  These product lines are organized into three reportable segments: Passive Components, Interconnect, and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2014 were $1,442.6 million with net income of $127.0 million compared to consolidated revenues of $1,414.4 million with  a net loss of $64.3 million for the fiscal year ended March 31, 2013.  During fiscal 2014 we saw an increase in volumes across most of the markets we serve,  primarily in automotive, aerospace, networking and component sales related to higher end smart phones and tablet devices, compared to fiscal 2013.  This trend reflected an improved global demand for commercial and consumer electronic products and our customers’ efforts to bring inventory levels in line with demand.  Our electronic distributor customers generally increased their level of inventory throughout the fiscal year to meet increased demand.  Overall sales prices for our commodity component products declined during 2013 as lower immediate delivery demand in the marketplace led to increased sales price pressure compared to the prior year.  Gross margins improved slightly when compared to the prior year, primarily attributable to an improved product mix of higher added value components coupled with a lower proportion of commodity and KED Resale products partially offset by lower selling prices.   We continued to proactively take actions to improve our production efficiencies and tightly control our spending to help offset utility and material cost increases and unfavorable sales price pressure.

In fiscal 2014,  we used  $70.6 million of cash to fund operating activities.  We used cash generated from operations to pay $246 million of environmental liabilities and other general working capital requirements.  In addition, to enhance shareholder value, we repurchased shares of our common stock and paid increased dividends during fiscal year 2014.   Our financial position remains strong with $899 million of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2014.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of passive component and interconnect product solutions.  We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, tablets, ultrabooks, netbooks, automobiles, and renewable energy products that are manufactured by our customers.  As a result, we have continued our focus on value-added advanced products and interconnect solutions to serve this expanding market.  We are also focused on controlling and reducing costs to accommodate market forces and offset rising costs of energy and materials.  We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world.  We believe that these strategies will enable us to adapt quickly and benefit as market conditions change and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position.  We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With continuing uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2015.  Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve due to competitive activity.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Kyocera gave notice to AVX in February, 2014 of its intent, effective April 1, 2015 to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia.  Sales of Kyocera connector products in Asia were approximately $44 million with operating profit of approximately $3 million for the fiscal year ended March 31, 2014.  For more information regarding AVX’s relationship with Kyocera, see “Relationship with Kyocera and Related Transactions” below.

Long-Term:

Although there is uncertainty and caution in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet.  We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2014 compared to Year Ended March 31, 2013

Net sales for the fiscal year ended March 31, 2014 were $1,442.6 million compared to $1,414.4 million for the fiscal year ended March 31, 2013.

The table below represents product group revenues for the fiscal years ended March 31, 2012, 2013, and 2014.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2012	2013	2014
Ceramic Components	$179,984	$173,315	$193,978
Tantalum Components	393,468	330,209	394,119
Advanced Components	378,843	346,543	357,900
Total Passive Components	952,295	850,067	945,997
KDP and KCD Resale	410,419	377,707	293,048
KCP Resale Connectors	54,765	61,809	64,680
Total KED Resale	465,184	439,516	357,728
Interconnect	127,775	124,817	138,879
Total Revenue	$1,545,254	$1,414,400	$1,442,604

Passive Component sales were $946.0 million for the fiscal year ended March 31, 2014 compared to $850.1 million during the fiscal year ended March 31, 2013.  The sales increase in Passive Components reflects the demand increase for electronics across global markets as customers increased inventory levels in response to increased spending by consumers and manufacturers when compared to last year, particularly in the automotive sector and component sales related to higher-end smart phones, tablet devices and telecommunications hardware.   The impact of the Asia Tantalum acquisition, which was completed in February 2013, accounted for $52.6 million of increased sales of our tantalum products.  The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting partially from an increase in the sale of higher capacitance components compared to the prior fiscal year, partially offset by lower selling prices.

KDP and KCD Resale sales were $293.0 million for the fiscal year ended March 31, 2014 compared to $377.7 million during the fiscal year ended March 31, 2013.  When compared to the prior year, the decrease during the fiscal year ended March 31, 2014 is primarily attributable to lower sales to telecommunications and computer manufacturers as they changed design specifications and managed supply chain inventory levels in response to consumer demand trends and new product introduction cycles.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $203.6 million in the fiscal year ended March 31, 2014 compared to $186.6 million during the fiscal year ended March 31, 2013.   This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributors represented 42.1% of total net sales for the fiscal year ended March 31, 2014, compared to 38.8% for fiscal year ended March 31, 2013.   Overall, distributor activity increased when compared to the same period in the prior year reflective of their end customer demand improvements.   Our sales to distributor customers may involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges increased to  $40.7 million, or 6.7% of gross sales to distributor customers, for the fiscal year ended March 31, 2014 compared to  $34.3 million, or 6.3% of gross sales to distributor customers, for the fiscal year ended March 31, 2013, reflecting increased pricing pressure in the marketplace.  Applications under such programs for fiscal years ended March 31, 2014 and 2013 were approximately $38.3 million and  $33.9 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2013, sales increased in the Americas and Europe while Asia saw  a slight decrease. The Asian market sales reflect the lower KED Resale product sales in the telecommunications markets.  Sales in Asia decreased to 45.7% of total sales while sales in the Americas increased to 28.0% and sales in Europe increased to 26.3% of total sales, respectively.   This compares to 47.5%, 27.6%, and 24.9% of total sales for the Asian, American, and European regions in the prior year, respectively.  As a result of the strength of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2014 were unfavorably impacted by approximately $22.3 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2014 increased to 19.3% of sales, or $278.8 million, compared to a gross profit margin of 18.6% of sales, or $263.8 million, in the fiscal year ended March 31, 2013.  This overall increase is primarily attributable to an improved product mix of higher margin components coupled with a lower proportion of commodity and KED Resale products partially offset by lower selling prices.  When compared to the prior fiscal year, costs were favorably impacted by approximately $40.0 million due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2014 were $119.7 million, or 8.3% of net sales, compared to $117.4 million, or 8.3% of net sales, for the fiscal year ended March 31, 2013.  The overall increase in selling, general and administrative expenses reflects the impact of higher sales volumes when compared to prior year.

Research, development, and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes, and technical innovations, were approximately $26.2 million and $30.5 million in fiscal 2014 and 2013, respectively.  Research and development costs included therein increased in fiscal 2014 to $10.5 million compared to $7.2 million in fiscal 2013.  Engineering expenses decreased $7.6 million to $15.7 million in fiscal 2014 compared to $23.3 million in fiscal 2013 as we decreased activity related to production moves when compared to the prior year.

Profit (loss) from operations for the fiscal year ended March 31, 2014 increased $279.0 million to $159.2 million compared to $(119.8) million for the fiscal year ended March 31, 2013.   This increase is a result of the factors above, and the recognition of a $266.3 million environmental charge in 2013 related to remediation issues at the New Bedford Harbor Superfund Site in Massachusetts.  See Note 12 to our consolidated financial statements elsewhere herein and “Environmental Matters” in Item 1 for further discussion related to this environmental charge.

Other income decreased $2.3 million to $4.2 million in fiscal 2014 compared to $6.5 million in fiscal 2013.  This decrease is primarily attributable to lower interest income resulting from lower effective interest rates and a decrease in the balance of our cash and investments.

The effective tax rate for the fiscal year ended March 31, 2014 was 22.2% compared to an effective tax rate of 43.2% for the fiscal year ended March 31, 2013.   The lower effective rate for fiscal 2014 is primarily due to a favorable impact of approximately $6.6 million relating to the release of certain reserves for uncertain tax positions due to the expiration of tax periods allowed for the audit of certain prior year income tax returns and one-time adjustments of approximately $4.5 million related to prior period income tax accruals.  Excluding such discrete items recorded during the fiscal year, the effective tax rate would have been 29.9%.  For fiscal 2013, the higher effective rate is primarily due to the effects of the environmental charge recognized in fiscal 2013 related to the New Bedford Harbor Superfund Site in Massachusetts and the loss of a U.S. federal tax deduction for fiscal 2013 due to annual taxable income limitations.  Excluding such discrete items recorded during the fiscal year, the effective tax rate would have been 30.6%.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2014 was $127.0 million compared to  a net loss of  $(64.3) million for the fiscal year ended March 31, 2013.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

Net sales for the fiscal year ended March 31, 2013 were $1,414.4 million compared to $1,545.3 million for the fiscal year ended March 31, 2012.

The table below represents product group revenues for the fiscal years ended March 31, 2011, 2012, and 2013.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2011	2012	2013
Ceramic Components	$211,998	$179,984	$173,315
Tantalum Components	419,792	393,468	330,209
Advanced Components	410,110	378,843	346,543
Total Passive Components	1,041,900	952,295	850,067
KDP and KKC Resale	440,050	410,419	377,707
KEC Resale Connectors	66,088	54,765	61,809
Total KED Resale	506,138	465,184	439,516
Interconnect	105,138	127,775	124,817
Total Revenue	$1,653,176	$1,545,254	$1,414,400

Passive Component sales were $850.1 million for the fiscal year ended March 31, 2013 compared to $952.3 million during the fiscal year ended March 31, 2012.  The sales decrease in Passive Components reflects the overall weaker demand for electronics across global markets as customers remained cautious and reduced or limited inventory levels in response to decreased spending by consumers and manufacturers when compared to prior year.  Funding for global “green energy” products also decreased compared to prior year, which primarily impacted the Advanced Components product lines.  The decrease in sales of Tantalum Components was the result of lower sales unit volume in addition to lower average selling prices reflective of increased market competition and reduced concerns about product availability.  Compared to the same period in the prior year, we saw lower sales in most of the markets we serve, with the exception of automotive, aerospace, networking, and component sales related to higher end smart phones and tablet devices.

KDP and KCD Resale sales were $377.7 million for the fiscal year ended March 31, 2013 compared to $410.4 million during the fiscal year ended March 31, 2012.  When compared to the same period in the prior year, the decrease during the fiscal year ended March 31, 2013 is primarily attributable to a decrease in unit sales volume, particularly in the Asian and European regions due to lower demand for such circuit and crystal devices in the telecommunications and consumers markets.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $186.6 million in the fiscal year ended March 31, 2013 compared to $182.5 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributors represented 38.8% of total net sales for the fiscal year ended March 31, 2013, compared to 38.0% for fiscal year ended March 31, 2012.  Overall distributor inventories declined when compared to the same period in the prior year. This was primarily a result of continued uncertainty in the global markets and cautious inventory management by our distributors.  Our sales to distributor customers may involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges increased to $34.3 million, or 6.3% of gross sales to distributor customers, for the fiscal year ended March 31, 2013 compared to $29.6 million, or 4.8% of gross sales to distributor customers, for the fiscal year ended March 31, 2012, reflecting the increased pricing pressure resulting from lower demand in the marketplace. Applications under such programs for fiscal years ended March 31, 2013 and 2012 were approximately $33.9 million and $28.8 million, respectively.

Geographically, compared to the fiscal year ended March 31, 2012, sales decreased in all regions, tracking the overall global macroeconomic conditions.  Sales in the Asian market increased to 47.5% of total sales while sales in the Americas decreased to 27.6% and sales in Europe decreased to 24.9% of total sales, respectively.  This compares to 44.9%, 27.8%, and 27.3% of total sales for the Asian, American, and European regions in the prior year, respectively.  As a result of the strength of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2013 were unfavorably impacted by approximately $24.5 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2013 decreased to 18.6% of sales or $263.8 million compared to a gross profit margin of 25.4% of sales or $392.0 million in the fiscal year ended March 31, 2012.  This overall decrease is primarily attributable to lower sales and lower selling prices, particularly for Passive Components products, reflective of the weaker demand in the global marketplace and resulting market pricing pressure.  In addition, lower production and higher energy and material costs negatively impacted margins when compared to the prior year. These higher costs were partially offset by our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts.  When compared to the prior fiscal year, costs were favorably impacted by approximately $23.3 million due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2013 were $117.4 million, or 8.3% of net sales, compared to $116.4 million, or 7.5% of net sales, for the fiscal year ended March 31, 2012.  The overall increase in selling, general and administrative expenses as a percentage of sales reflects the impact of lower sales volumes when compared to the prior year.

Research, development, and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes, and technical innovations, were approximately $30.5 million and $26.3 million in fiscal 2013 and 2012, respectively.  Research and development costs included therein decreased in fiscal 2013 to $7.2 million compared to $7.7 million in fiscal 2012.  Engineering expenses increased to $23.3 million in fiscal 2013 compared to $18.6 million in fiscal 2012.

Profit (loss) from operations for the fiscal year ended March 31, 2013 decreased $295.4 million to $(119.8) million compared to $175.6 million for the fiscal year ended March 31, 2012. This decrease is a result of the factors above, and the recognition of a $266.3 million environmental charge in 2013 related to remediation issues at the New Bedford Harbor Superfund Site in Massachusetts.  During the fiscal year ended March 31, 2012 we recognized a $100.0 million charge for remediation issues related to the New Bedford Harbor Superfund Site.  See Note 12 to our consolidated financial statements elsewhere herein and “Environmental Matters” in Item 1 for further discussion related to these environmental charges.

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

As a result of the factors discussed above, net income (loss) for the fiscal year ended March 31, 2013 was a net loss of $(64.3) million compared to net income of $152.8 million for the fiscal year ended March 31, 2012.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2014, we had a current ratio of 10.9  to 1, $899.3 million of cash, cash equivalents, and investments in securities, $2,047.7 million of stockholders' equity and no borrowings.

As of March 31, 2014, we had cash, cash equivalents, and short-term and long-term investments in securities of $899.3 million, of which $632.4 million was held outside the U.S.  Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control.  Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs, and to support acquisitions.  These balances are currently expected to be permanently reinvested outside the U.S.  If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations.  In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances.  Management does not believe such restrictions would limit our ability to pursue our intended business strategies.

Net cash used in operating activities was $70.6 million for the fiscal year ended March 31, 2014, compared to cash provided by operations of $194.8 million for the fiscal year ended March 31, 2013 and $148.4 million for the fiscal year ended March 31, 2012.  During the fiscal year, we made two installment payments with respect to the settlement, approved by the United States District court on September 19, 2013, with the EPA and the Commonwealth of Massachusetts related to the Harbor.  October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest.  We prepaid a second settlement installment of $110.8 million, plus accrued interest on the remaining settlement amount on March 26, 2014.

Purchases of property and equipment totaled  $26.8 million in fiscal 2014, $43.7 million in fiscal 2013, and $49.2 million in fiscal 2012.  Expenditures primarily related to expanding the production capabilities of the passive component and interconnect product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes.  We continue to make strategic capital investments in our advanced and specialty passive component and interconnect products and expect to incur capital expenditures of approximately $30 million in fiscal 2015.  The actual amount of capital expenditures will depend upon the outlook for end market demand.

On February 6, 2013,  we acquired Asia Tantalum for a net of  $81.2 million in cash.  Asia Tantalum designs, develops, manufactures and markets tantalum electronic components.  Asia Tantalum’s products are used in a broad range of commercial applications. The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum manufacturing efficiencies.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  We have assessed the condition of the current global credit markets on our current business and believe that, based on our financial condition as of March 31, 2014, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the upcoming year.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2012, 2013, and 2014, dividends of $44.2 million, $50.8 million, and $60.3 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock.  As of March 31, 2014, there were 4,709,389 shares that may yet be repurchased under this program.

We purchased 625,068 shares at a cost of $8.4 million during fiscal 2012,  983,608 shares at a cost of $10.6 million during fiscal 2013, and 799,066 shares at a cost of $10.3 million during fiscal 2014.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

At March 31, 2014, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $9.2 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations.  Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations.   We made contributions of $9.1 million to our international defined benefit plans during the fiscal year ended March 31, 2014 and estimate that we will make contributions of approximately $9.2 million during the fiscal year ending March 31, 2015.   We have unfunded actuarially computed pension liabilities of approximately $18.8 million related to these defined benefit pension plans as of March 31, 2014.

We are a lessee under long‑term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2014, were approximately $28.8 million.

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

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA or such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions.

In 1991, in connection with a consent decree, we paid $66.0 million, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130.5 million.

On April 18, 2012, the EPA issued a Unilateral Administrative Order (“UAO”) directing us to perform certain remedial actions for the harbor clean-up pursuant to the reopener provisions.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future.  Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  The settlement also required the EPA to withdraw the UAO, which was done.  The United States District Court approved the settlement and entered the Supplemental CD on September 19, 2013.  On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest on the entire settlement amount through that date.    On March 26, 2014, we prepaid a second settlement installment of $110.8 million, plus accrued interest on the remaining settlement amount through that date.

There is a  class action pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  We intend to defend vigorously the claims asserted in this lawsuit.  At this stage of the litigation, there has not been a determination as to the nature of the liability or the amount, if any, of damages.  Based on our estimate of potential outcomes, we have accrued $1.0 million with respect to this case as of March 31, 2014.

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

AVX has received a demand for approximately $11.0 million, from the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX believes it has meritorious defenses and intends to defend vigorously the demand. In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

During fiscal 2014, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents.  We intend to defend vigorously the claims that have been asserted in this lawsuit.  In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2014 as noted below.

			FY 2016 -	FY 2018 -
Contractual Obligations (in thousands)	Total	FY 2015	FY 2017	FY 2019	Thereafter
Operating Leases	$28,799	$6,119	$9,358	$7,971	$5,351
Plant and Equipment	$9,214	$9,032	$180	$2	$-

As discussed in Note 8 to our consolidated financial statements elsewhere herein, the amount of unrecognized tax benefits recorded in our balance sheet at March 31, 2014 was $8.1 million. We are unable to reasonably estimate in which future periods these amounts will be ultimately settled.

During the fiscal year ended March 31, 2014, we made contributions of $4.7 million to Company sponsored retirement savings plans.  Our contributions are partially based on employee contributions as a percentage of their salaries.  Certain contributions by the Company are discretionary and are determined by the Board of Directors each year.  We expect that our contributions for the year ending March 31, 2015 will be approximately the same as in fiscal 2014.

During the fiscal year ended March 31, 2014 we made contributions of $9.1 million to our international defined benefit plans.  Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations.  We expect to make contributions of approximately $9.2 million for our international defined benefit plans for the fiscal year ending March 31, 2015.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2014, we had no material outstanding purchase commitments.

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

Revenue Recognition

All of our products are built to specification and tested by us or our suppliers for adherence to such specification before shipment to customers.  We ship products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  We recognize revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

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

Inventories

We determine the cost of raw materials, work in process, and finished goods inventories by the first-in, first-out (“FIFO”) method.  Manufactured inventory costs include material, labor, and manufacturing overhead.  Inventories are valued at the lower of cost or market (net realizable value).  We value inventory at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable based on all available evidence, both positive and negative.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability.  This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed.  Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In April 2014, the FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations.  The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale.  The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted.  The implementation of the amended accounting guidance on January 1, 2015 is not expected to have a material impact on our consolidated financial statements.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX.  As of May 12, 2014, Kyocera owned beneficially and of record 121,800,000 shares of common stock, representing approximately 72% of our outstanding shares.

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

Kyocera gave notice to AVX in February, 2014 of its intent, effective April 1, 2015 to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia.  Sales of Kyocera connector products in Asia were approximately $44 million with operating profit of approximately $3 million for the fiscal year ended March 31, 2014.

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

For fiscal 2014,  our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year.  Actual changes in foreign currency exchange rates may differ from this hypothetical change.  Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $7.7 million in fiscal 2014.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures.  Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).    Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2014.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2014, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors,  the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors”,  “Board of Directors – Governance”,  “Board of Directors – Meetings Held and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein.  Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

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
As indicated below, certain of the exhibits to this report are hereby incorporated by reference from other documents on file with the Securities and Exchange Commission.

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

*10.6

AVX Corporation 2004 Stock Option Plan as amended through July 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008).

*10.7

AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan as amended through July 28, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008).

*10.8

Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2004 Stock Option Plan and AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2013).

*10.9	AVX Corporation 2009 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009).
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

10.13

Disclosure and Option to License Agreement effective as of April 1, 2008 by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 25, 2008).

10.14	Form of Relocation Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2010).
10.15	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company for year ended March 31, 2010).
10.16

Supplemental Consent Decree with Defendant AVX Corporation containing agreement among the Company, the United States Environmental Protection Agency and the Commonwealth of Massachusetts, dated October 10, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 11, 2012).

*10.17	AVX Corporation 2014 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10K/A of the Company for the year ended March 31, 2013).
*10.18	AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10K/A of the Company for the year ended March 31, 2013)..
*10.19	Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2014 Stock Option Plan and AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
Kazuo Inamori	Chairman Emeritus of the Board	May 21, 2014
*
John S. Gilbertson	Chairman of the Board and Chief Executive Officer	May 21, 2014
*
Tetsuo Kuba	Director	May 21, 2014
*
Goro Yamaguchi	Director	May 21, 2014
*
Tatsumi Maeda	Director	May 21, 2014
*
Shoichi Aoki	Director	May 21, 2014
*
Donald B. Christiansen	Director	May 21, 2014
*
David DeCenzo	Director	May 21, 2014
*
Joseph Stach	Director	May 21, 2014

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$486,724	$460,674
Short-term investments in securities	560,364	413,615
Accounts receivable - trade, net	200,147	206,417
Accounts receivable - affiliates	1,884	2,028
Inventories	559,074	550,518
Income taxes receivable	15,060	71,346
Deferred income taxes	81,316	31,896
Prepaid and other	40,964	32,229
Total current assets	1,945,533	1,768,723
Long-term investments in securities	15,576	25,000
Property and equipment:
Land	41,635	43,325
Buildings and improvements	348,028	348,168
Machinery and equipment	1,219,657	1,233,914
Construction in progress	18,344	11,389
	1,627,664	1,636,796
Accumulated depreciation	(1,369,400)	(1,401,071)
	258,264	235,725
Goodwill	199,372	213,051
Intangible assets, net	73,832	67,735
Deferred income taxes - non-current	100,915	65,524
Other assets	8,503	9,230
Total Assets	$2,601,995	$2,384,988
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$49,104	$49,576
Accounts payable - affiliates	66,083	45,058
Income taxes payable	1,434	2,956
Deferred income taxes	1,067	952
Accrued payroll and benefits	40,661	38,867
Accrued expenses	172,528	24,525
Total current liabilities	330,877	161,934
Pensions	35,945	18,267
Deferred income taxes - non-current	3,510	5,453
Other liabilities	258,733	151,649
Total non-current liabilities	298,188	175,369
Total Liabilities	629,065	337,303
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,633 and 168,221 shares for 2013 and 2014, respectively
Additional paid-in capital	350,791	351,708
Retained earnings	1,723,070	1,789,856
Accumulated other comprehensive income (loss)	(4,331)	8,126
Treasury stock, at cost,	(98,364)	(103,769)
7,735 and 8,148 shares for 2013 and 2014, respectively
Total Stockholders' Equity	1,972,930	2,047,685
Total Liabilities and Stockholders' Equity	$2,601,995	$2,384,988

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2013	2014
Net sales	$1,545,254	$1,414,400	$1,442,604
Cost of sales	1,153,295	1,150,630	1,163,770
Gross profit	391,959	263,770	278,834
Selling, general and administrative expenses	116,408	117,365	119,670
Environmental charges	100,000	266,250	-
Profit (loss) from operations	175,551	(119,845)	159,164
Other income (expense):
Interest income	6,798	7,021	4,899
Interest expense	(707)	(2,262)	(2,432)
Other, net	(1,737)	1,764	1,726
Income (loss) before income taxes	179,905	(113,322)	163,357
Provision for (benefit from) income taxes	27,100	(49,010)	36,320
Net income (loss)	$152,805	$(64,312)	$127,037

Income (loss) per share:
Basic	$0.90	$(0.38)	$0.75
Diluted	$0.90	$(0.38)	$0.75

Dividends declared	$0.2800	$0.3125	$0.3650
Weighted average common shares outstanding:
Basic	169,886	169,124	168,473
Diluted	170,134	169,124	168,658

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended March 31,
	2012	2013	2014
Net income (loss)	$152,805	$(64,312)	$127,037
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(13,382)	(10,249)	4,670
Foreign currency cash flow hedges adjustment	(726)	356	933
Pension liabilities adjustment	(7,617)	(13,801)	6,854
Unrealized loss on available-for-sale securities	(86)	-	-
Other comprehensive income (loss), net of income taxes	(21,811)	(23,694)	12,457
Comprehensive income (loss)	$130,994	$(88,006)	$139,494

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT MARCH 31, 2011	170,142	$1,764	$(80,692)	$347,664	$1,729,507	$41,174	$2,039,417
Net income	-	-	-	-	152,805	-	152,805
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(21,811)	(21,811)
Dividends of $0.28 per share					(44,172)		(44,172)
Stock-based
compensation expense	-	-	-	1,816	-	-	1,816
Stock option activity	84	-	1,098	(101)	-	-	997
Tax benefit of stock
option exercises	-	-	-	95	-	-	95
Treasury stock purchased	(625)	-	(8,394)	-	-	-	(8,394)
BALANCE AT MARCH 31, 2012	169,601	$1,764	$(87,988)	$349,474	$1,838,140	$19,363	$2,120,753
Net loss	-	-	-	-	(64,312)	-	(64,312)
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(23,694)	(23,694)
Dividends of $0.30 per share	-	-	-	-	(50,758)	-	(50,758)
Stock-based
compensation expense	-	-	-	1,358	-	-	1,358
Stock option activity	16	-	204	(49)	-	-	155
Tax benefit of stock
option exercises	-	-	-	8	-	-	8
Treasury stock purchased	(984)	-	(10,580)	-	-	-	(10,580)
BALANCE AT MARCH 31, 2013	168,633	$1,764	$(98,364)	$350,791	$1,723,070	$(4,331)	$1,972,930
Net income	-	-	-	-	127,037	-	127,037
Other comprehensive
income, net of income taxes	-	-	-	-	-	12,457	12,457
Dividends of $0.37 per share	-	-	-	-	(60,251)	-	(60,251)
Stock-based
compensation expense	-	-	-	1,363	-	-	1,363
Stock option activity	387	-	4,915	(672)	-	-	4,243
Tax benefit of stock
option exercises	-	-	-	226	-	-	226
Treasury stock purchased	(799)	-	(10,320)	-	-	-	(10,320)
BALANCE AT MARCH 31, 2014	168,221	$1,764	$(103,769)	$351,708	$1,789,856	$8,126	$2,047,685

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2012	2013	2014
OPERATING ACTIVITIES:
Net income (loss)	$152,805	$(64,312)	$127,037
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,890	46,871	50,209
Stock-based compensation expense	1,816	1,358	1,363
Deferred income taxes	(56,456)	(76,408)	70,726
Loss on available-for-sale securities	572	-	-
Loss on disposal of property, plant & equipment, net of retirements	648	219	174
Changes in operating assets and liabilities:
Accounts receivable	25,730	14,625	(7,639)
Inventories	(74,007)	17,586	9,778
Accounts payable and accrued expenses	55,232	45,224	(169,535)
Income taxes	2,759	(12,433)	1,165
Other assets	(7,757)	887	(42,535)
Other liabilities	190	221,178	(111,380)
Net cash provided by (used in) operating activities	148,422	194,795	(70,637)
INVESTING ACTIVITIES:
Purchases of property and equipment	(49,201)	(43,705)	(26,805)
Purchase of business, net of cash acquired	-	(79,608)	(1,600)
Sales of available-for-sale securities	5,686	-	-
Purchases of investment securities	(1,162,317)	(675,394)	(663,816)
Redemptions of investment securities	1,125,616	755,610	801,542
Proceeds from property, plant & equipment dispositions	-	1,851	795
Other investing activities	(127)	(170)	-
Net cash provided by (used in) investing activities	(80,343)	(41,416)	110,116
FINANCING ACTIVITIES:
Dividends paid	(44,172)	(50,758)	(60,251)
Purchase of treasury stock	(8,394)	(10,580)	(10,320)
Proceeds from exercise of stock options	997	155	4,243
Excess tax benefit from stock-based payment arrangements	95	8	226
Net cash used in financing activities	(51,474)	(61,175)	(66,102)
Effect of exchange rate changes on cash	(671)	(764)	573
Increase (decrease) in cash and cash equivalents	15,934	91,440	(26,050)
Cash and cash equivalents at beginning of period	379,350	395,284	486,724
Cash and cash equivalents at end of period	$395,284	$486,724	$460,674

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

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”).  As of March 31, 2014, Kyocera owned approximately 72% of our outstanding shares of common stock.

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

Out of Period Adjustments

During fiscal 2014, we determined there was an error in the calculation of deferred taxes on intangible assets pursuant to the acquisition of American Technical Ceramics (“ATC”) Corporation in September of 2007.  Accordingly, in fiscal 2014, we recorded an out–of-period adjustment related to the calculation of deferred taxes relative to the fair values of intangible assets at that date resulting in an increase of $12,240 to deferred income tax liabilities and a corresponding increase to goodwill.  The change in goodwill would not have resulted in an impairment in a prior period.  Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to the current year and prior years’ financial statements as there was no impact on prior income statements, cash flows, or retained earnings and the adjustment was immaterial to our consolidated balance sheets.

During fiscal 2014, we determined there was an error in the calculation of deferred taxes primarily related to property, plant and equipment.  As a result, in fiscal 2014, we recorded an increase in deferred tax assets of $4,428 with a corresponding decrease in income tax expense.  Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to the current year and prior years’ financial statements.

Certain reclassifications have been made in the prior periods consolidated financial statements to conform to the current period presentation.

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

Inventories:

We determine the cost of raw materials, work in process, and finished goods inventories by the first-in, first-out (“FIFO”) method.  Manufactured inventory costs include material, labor, and manufacturing overhead.  Inventories are valued at the lower of cost or market (realizable value) and are valued at market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period.  Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value.  We review and adjust the carrying value of our inventories based on historical usage, customer forecasts received from marketing and sales personnel, customer backlog, certain date code restrictions, technology changes, demand increases and decreases, market directional shifts, and obsolescence and aging.

Property and Equipment:

Property and equipment are recorded at cost.  Machinery and equipment are generally depreciated on the double‑declining balance method.  Buildings are depreciated on the straight‑line method.  The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years.  Depreciation expense was $42,499, $42,480 and $43,731 for the fiscal years ended March 31, 2012, 2013 and 2014, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit.  If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance.  Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2012, 2013, or 2014.

During the year ended March 31, 2013, goodwill increased due to the Asia Tantalum acquisition described in Note 9 to the consolidated financial statements and the effects of foreign currency translation. During the year ended March 31, 2014, goodwill increased due to the final purchase accounting adjustments of the Asia Tantalum acquisition, as well as an increase of $12,240 for an out-of-period adjustment (described above) and the effects of foreign currency translation.

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives.  Amortization expense was $4,391,  $4,391, and $6,478 for the fiscal years ended March 31, 2012, 2013, and 2014, respectively.

	March 31, 2013		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(15,583)	$51,000	$(18,417)
Developed technology and other	12,848	(8,433)	13,231	(10,379)
Trade name and trademarks	34,000	-	34,000	(1,700)
Total	$97,848	$(24,016)	$98,231	$(30,496)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2015	$5,144
2016	5,032
2017	5,032
2018	4,963
2019	4,886
Thereafter	42,679

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

Income Taxes:

As part of the process of preparing the consolidated financial statements, we are required to estimate tax assets and liabilities in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities that are included within the consolidated balance sheets.  We assess the likelihood that our deferred tax assets will be recoverable based on all available evidence, both positive and negative.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance.

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

Revenue Recognition and Accounts Receivable:

All products are built to specification and tested by AVX or our suppliers for adherence to such specification before shipment to customers.  We ship products to customers based upon firm orders.  Shipping and handling costs are included in cost of sales.  We recognize revenue when the sales process is complete.  This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured.  Estimates used in determining sales allowance programs described below are subject to the volatilities of the marketplace.  This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $7,716, $7,150, and $10,514 for the fiscal years ended March 31, 2012, 2013, and 2014, respectively.  Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Fiscal Year Ended March 31,
	2012	2013	2014
Engineering expense:
Cost of sales	$18,156	$22,876	$15,726
Selling, general, and administrative expense	456	441	-
Total engineering expense	$18,612	$23,317	$15,726

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

Treasury Stock:

Our Board of Directors have approved stock repurchase authorizations whereby up to 10,000 shares of common stock could be purchased from time to time at the discretion of management.  Accordingly, 625 shares were purchased during the fiscal year ended March 31, 2012, 984 shares were purchased during the fiscal year ended March 31, 2013, and 799 shares were purchased during the fiscal year ended March 31, 2014.  We purchased 119 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2014.  As of March 31, 2014, we had in treasury 8,148 common shares at a cost of $103,769.  There are 4,709 shares that may yet be purchased under this program.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability.  This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed.  Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In April 2014, the FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 is not expected to have a material impact on our consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2012, 2013, and 2014:

	Fiscal Year Ended March 31,
	2012	2013	2014
Net income (loss)	$152,805	$(64,312)	$127,037
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	169,886	169,124	168,473
Basic earnings (loss) per share	$0.90	$(0.38)	$0.75
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	169,886	169,124	168,473
Effect of stock options	248	-	185
Weighted Average Shares used in Computing Diluted EPS (1)	170,134	169,124	168,658
Diluted income (loss) per share	$0.90	$(0.38)	$0.75

 (1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 2,761 shares, 3,847 shares, and 2,942 shares for the fiscal years ended March 31, 2012, 2013, and 2014, respectively.  In addition, 50 shares of common stock equivalents that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company’s net loss position for the fiscal year ended March 31, 2013.

3.  Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2012		2013		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(13,382)	$(13,382)	$(10,249)	$(10,249)	$4,670	$4,670
Foreign currency cash flow hedges adjustment	(1,008)	(726)	413	356	1,149	933
Pension liability adjustment	(10,579)	(7,617)	(18,600)	(13,801)	9,791	6,854
Unrealized (loss) on available-for-sale securities	(119)	(86)	-	-	-	-
Other comprehensive income (loss)	$(25,088)	$(21,811)	$(28,436)	$(23,694)	$15,610	$12,457

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2013	2014
Foreign currency translation adjustment	$46,078	$50,748
Foreign currency cash flow hedges adjustment	(749)	184
Pension liability adjustment	(49,660)	(42,806)
Accumulated other comprehensive income (loss)	$(4,331)	$8,126

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

During the fiscal years ended March 31, 2012, 2013, and 2014, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	1,168	-	1,168	-
Total	$8,211	$7,043	$1,168	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,043	$7,043	$-	$-
Foreign currency derivatives(2)	2,446	-	2,446	-
Total	$9,489	$7,043	$2,446	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	564	-	564	-
Total	$8,479	$7,915	$564	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	433	-	433	-
Total	$8,348	$7,915	$433	$-

 (1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other and accrued expenses in the March 31, 2013 and 2014 consolidated balance sheets.   Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss).  Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2013 and 2014, all of our forward contracts have been designated as Level 2 measurements.

5. Accounts Receivable:

	Fiscal Year Ended March 31,
	2013	2014
Trade	$221,109	$230,321
Less:
Allowances for doubtful accounts	705	410
Ship from stock and debit and stock rotation	14,771	17,138
Sales returns and discounts	5,486	6,356
Total allowances	20,962	23,904
	$200,147	$206,417

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Fiscal Year Ended March 31,
	2012	2013	2014
Allowances for doubtful accounts:
Beginning Balance	$686	$720	$705
Charges	(52)	127	43
Applications	86	(142)	(338)
Ending Balance	$720	$705	$410

	Fiscal Year Ended March 31,
	2012	2013	2014
Ship from stock and debit and stock rotation:
Beginning Balance	$13,340	$14,327	$14,771
Charges	29,592	34,305	40,676
Applications	(28,812)	(33,861)	(38,309)
Translation and other	207	-	-
Ending Balance	$14,327	$14,771	$17,138

	Fiscal Year Ended March 31,
	2012	2013	2014
Sales returns and discounts:
Beginning Balance	$7,954	$7,179	$5,486
Charges	21,512	18,477	22,608
Applications	(22,080)	(20,129)	(21,782)
Translation and other	(207)	(41)	44
Ending Balance	$7,179	$5,486	$6,356

6. Inventories:

	Fiscal Year Ended March 31,
	2013	2014
Finished goods	$119,793	$109,053
Work in process	107,641	109,315
Raw materials and supplies	331,640	332,150
	$559,074	$550,518

7. Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable.  We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries.  As of March 31, 2014,  we believe that our credit risk exposure is not significant.

At March 31, 2013 and 2014 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	$85,788	$-	$(69)	$85,719
Corporate bonds	81,089	213	(4)	81,298
Time deposits	393,487	335	-	393,822
Long-term investments:
Corporate bonds	15,576	100	-	15,676
	$575,940	$648	$(73)	$576,515

	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial Paper	$-	$-	$-	$-
Corporate bonds	40,838	75	-	40,913
Time deposits	372,777	245	-	373,022
Long-term investments:
Corporate bonds	25,000	13	-	25,013
	$438,615	$333	$-	$438,948

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2014, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$413,615	$413,935
Due after one year through five years	25,000	25,013
Total	$438,615	$438,948

8. Income Taxes:

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year Ended March 31,
	2012	2013	2014
Domestic	$1,463	$(192,584)	$83,837
Foreign	178,442	79,262	79,520
	$179,905	$(113,322)	$163,357

The provision for (benefit from) income taxes consisted of:

	Fiscal Year Ended March 31,
	2012	2013	2014
Current:
Federal/State	$33,166	$19,116	$(53,100)
Foreign	43,471	9,712	18,325
	76,637	28,828	(34,775)
Deferred:
Federal/State	(52,093)	(81,632)	72,028
Foreign	2,556	3,794	(933)
	(49,537)	(77,838)	71,095
	$27,100	$(49,010)	$36,320

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	As of March 31,
	2013		2014
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,070	$-	$8,387	$50
Inventory reserves	11,348	955	14,530	1,320
Accrued expenses and other	65,058	217	13,286	112
Sub total	84,476	1,172	36,203	1,482
Less: valuation allowances	(3,055)	-	(3,780)	-
Total Current	$81,421	$1,172	$32,423	$1,482

	As of March 31,
	2013		2014
Non-current:	Assets	Liabilities	Assets	Liabilities
Depreciation and amortization	$13,576	$16,167	$11,768	$19,072
Pension obligations	17,970	6,686	14,944	7,824
Accrued expenses	86,500	-	50,303	-
Other, net	2,799	261	3,017	36
Net operating loss and tax credit carry forwards	88,160	-	101,995	-
Sub total	209,005	23,114	182,027	26,932
Less: valuation allowances	(88,486)	-	(95,021)	-
Total Non-current	$120,519	$23,114	$87,006	$26,932

Aggregate deferred income tax amounts are summarized below:

	As of March 31,
	2013	2014
Assets, net of valuation allowances	$201,940	$119,429
Liabilities	(24,286)	(28,414)
Net deferred income tax assets	$177,654	$91,015

Amounts included in our consolidated balance sheets:

	As of March 31,
	2013	2014
Current assets	$81,316	$31,896
Current liabilities	(1,067)	(952)
Noncurrent assets	100,915	65,524
Noncurrent liabilities	(3,510)	(5,453)
Net deferred income tax assets	$177,654	$91,015

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2012	2013	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	(0.7)	1.4	0.6
Effect of foreign operations	(11.8)	10.1	(7.6)
Change in valuation allowance	(0.8)	0.1	0.9
Foreign branch losses not subject to recapture	(0.9)	-	-
Deemed dividends from subsidiaries	3.6	(4.6)	2.8
Deduction for domestic production activities	(1.5)	2.4	-
Change in state effective rate on deferred items, net	-	(1.6)	-
Utilization of foreign tax credits	(3.4)	2.6	(1.7)
Change in uncertain tax positions	-	-	(3.8)
Adjustment of prior year balances	-	-	(2.3)
Other, net	(4.4)	(2.2)	(1.7)
Effective tax rate	15.1%	43.2%	22.2%

At March 31, 2014, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, Taiwan, China, and Japan had tax net operating loss carry forwards totaling approximately $285,184 of which most had no expiration date.  This includes $47,303 of acquired net operating losses related to the acquisition of Asia Tantalum, described in Note 9.  There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, France, Israel, Taiwan, China, and Japan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries.  Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions.  Valuation allowances increased (decreased) $(6,727), $18,761, and $7,250 during the years ended March 31, 2012, 2013, and 2014, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above.  The change in the year ended March 31, 2013 includes an increase of $18,666 related to the net operating loss carry forwards acquired in the Asia Tantalum acquisition described in Note 9.

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

At the present time, we expect that cash and profits generated by a majority of our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2013 and 2014 would have been $166,747 and $180,960, respectively.

Income taxes paid totaled $91,709, $43,120 and $27,514 during the years ended March 31, 2012, 2013 and 2014, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the tax years 2010 and forward in the United States, 2010 and forward in Germany, 2007 and forward in Hong Kong, and 2008 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2011	$12,513
Additions for tax positions of prior years	2,633
Reductions for tax positions of prior years	(1,990)
Balance at March 31, 2012	$13,156
Additions for tax positions of prior years	1,068
Additions for tax positions in current period	400
Reductions for tax positions of prior years	(12)
Reductions due to expiration of statutes	(38)
Reductions due to settlements with taxing authorities	(372)
Balance at March 31, 2013	$14,202
Additions for tax positions of prior years	615
Additions for tax positions in current period	75
Reductions for tax positions of prior years	(1,124)
Reductions due to expiration of statutes	(5,521)
Reductions due to settlements with taxing authorities	(164)
Balance at March 31, 2014	$8,083

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2013 and 2014, we had accrued interest and penalties related to uncertain tax positions of $1,626 and $1,155, respectively. During the year ended March 31, 2013 and 2014, we recognized $315 and $(471), respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $14,202 and $8,083 at March 31, 2013 and 2014, respectively.  This amount excludes the accrual for estimated interest discussed above.

9. Acquisitions

On February 6, 2013, we acquired by merger all of the outstanding capital stock of the Tantalum Components Division of Nichicon Corporation. (“Asia Tantalum”) for $79,608, net, in cash.   Asia Tantalum designs, develops, manufactures and markets tantalum electronic components.  Asia Tantalum’s products are used in a broad range of commercial applications. The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum component manufacturing efficiencies.

We have used the acquisition method of accounting to record the transaction in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations”.  In accordance with the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill.  Factors that contributed to the recognition of goodwill include expected synergies and the trained workforce.  The goodwill is not deductible for tax purposes.

During fiscal year 2014, we paid an additional $1,600 to settle the working capital adjustment provisions of the purchase agreement, resulting in an increase in goodwill during fiscal year 2014.

The allocation of the purchase price was prepared based on fair values at the acquisition date, as shown in the table below.   The results of operations for Asia Tantalum are included in the accompanying consolidated statements of operations since the acquisition date.

Assets Acquired and Liabilities Assumed
Accounts receivable	$7,756
Inventory	15,100
Other current assets and liabilities	(8,528)
Working capital	14,328
Property and equipment	30,680
Pension liability	(1,912)
Total identified assets and liabilities	43,096
Purchase price, less cash acquired	81,208
Goodwill	$38,112

For our segment reporting, Asia Tantalum is reported in the Tantalum Products group within the Passive Components segment.  Goodwill associated with the acquisition has been allocated to the Tantalum Products reporting unit.

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

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in an increase in recorded pension liabilities by $11,621 during the fiscal year ended March 31, 2013, and a decrease in recorded pension liabilities by $17,646 during the fiscal year ended March 31, 2014.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2013 and 2014 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2013	2014	2013	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$37,711	$40,315	$130,533	$162,691
Service cost	434	466	501	1,017
Interest cost	1,651	1,560	6,067	6,902
Plan participants' contributions	-	-	86	85
Actuarial loss (gain)	2,383	(1,181)	26,071	(8,008)
Benefits paid	(1,864)	(1,878)	(4,976)	(6,660)
Benefit obligation acquired during the year	-	-	10,288	-
Foreign currency exchange rate changes	-	-	(5,879)	13,548
Benefit obligation at end of year	$40,315	$39,282	$162,691	$169,575
Change in plan assets:
Fair value of plan assets at beginning of year	$34,173	$34,922	$111,157	$131,637
Actual return on assets	2,613	3,014	14,190	8,660
Employer contributions	-	-	7,882	9,126
Plan participants' contributions	-	-	86	85
Benefits paid	(1,864)	(1,878)	(4,976)	(6,660)
Plan assets acquired during the year	-	-	8,392	-
Foreign currency exchange rate changes	-	-	(5,094)	11,150
Fair value of plan assets at end of year	34,922	36,058	131,637	153,998
Funded status	$(5,393)	$(3,224)	$(31,054)	$(15,577)

The accumulated benefit obligation at March 31, 2013 and 2014 was $202,639 and $208,767, respectively.

At March 31, 2014, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit and all but one of the international defined benefit plans.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2013	2014
Assumptions:
Discount rates	1.0-4.2%	1.0-4.5%
Increase in compensation	3.9%	3.9%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2013 and 2014 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2013 and 2014.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2013	2014	2013	2014
Beginning balance	$13,069	$14,104	$38,230	$52,703
Net loss (gain) incurred during the year	1,921	(2,015)	18,050	(9,826)
Amortization of net loss (gain)	(879)	(1,136)	(1,684)	(2,613)
Amortization of prior service cost	(7)	-	-	-
Foreign currency exchange	-	-	(1,893)	5,197
	$14,104	$10,953	$52,703	$45,461

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income (loss) at March 31, 2013 and 2014) are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2013 (1)	2014 (2)	2013 (1)	2014 (2)
Unrecognized net actuarial loss	$9,027	$6,996	$40,533	$35,775
Unamortized prior service cost	-	-	-	-
	$9,027	$6,996	$40,533	$35,775

 (1) Amounts in the above table as of March 31, 2013 are net of $5,077 and $12,170 tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2014 are net of $3,957 and $9,686 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2014 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2015 is $838 for the U.S. Plans and $1,944 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2012	2013	2014
Service cost	$855	$954	$1,473
Interest cost	8,224	7,957	8,176
Expected return on plan assets	(8,629)	(8,333)	(9,022)
Amortization of prior service cost	10	7	-
Recognized actuarial loss	1,785	2,563	3,749
Net periodic pension cost	$2,245	$3,148	$4,376

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2012	2013	2014
Assumptions:
Discount rates	4.6 - 5.5%	1.0-5.0%	1.0-4.2%
Increase in compensation	4.0%	3.8%	3.9%
Expected long-term rate of return on plan assets	6.4 - 7.3%	1.4-7.3%	1.4-7.3%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 0.20% from March 31, 2013 to March 31, 2014.

The fair value of pension assets at March 31, 2013 and 2014 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$143	$143	$-	$-
Pooled Separate Accounts	31,406	-	31,406	-
Guaranteed Deposit Account	3,373	-	3,373	-

International Defined Benefit Plan Assets:
Cash	341	341	-	-
Depository Account	8,453	8,453	-	-
Pooled Separate Accounts	122,843	-	122,843	-
Total	$166,559	$8,937	$157,622	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$147	$147	$-	$-
Pooled Separate Accounts	32,806	-	32,806	-
Guaranteed Deposit Account	3,105	-	3,105	-

International Defined Benefit Plan Assets:
Cash	689	689	-	-
Depository Account	8,389	8,389	-	-
Pooled Separate Accounts	144,920	-	144,920	-
Total	$190,056	$9,225	$180,831	$-

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

The expected long-term rate of return on plan assets assumption is based upon actual historical returns and future expectations for returns for each asset class.  These expected results were adjusted for payment of reasonable expenses from plan assets.  Our long-term strategy is for target allocation of 50% equity and 50% fixed income for our U.S. defined benefit plans and 45% equity and 55% fixed income for our international defined benefit plans.

Our pension plans’ weighted average asset allocations at March 31, 2013 and 2014, by asset category are as follows:

	As of March 31, 2013		As of March 31, 2014
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	51%	43%	51%	43%
Debt securities	39%	50%	40%	51%
Other	10%	7%	9%	6%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations.  We expect to make to make contributions of approximately $9,154 to the international plans in fiscal 2015 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2015	$1,901	$6,418
2016	1,944	6,568
2017	2,039	6,722
2018	2,127	6,876
2019	2,251	7,033
2020-2024	12,369	37,497

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation.  Certain contributions by us are discretionary and are determined by our Board of Directors each year.  Our contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2012, 2013 and 2014 were approximately $4,492, $4,145, and $4,074, respectively.

In addition, we sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement.  A portion of the deferral is subject to a matching contribution by us.  The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust.  The value of the participants’ balances fluctuate based on the performance of the investments.  The market value of the trust at March 31, 2013 and 2014 of $7,043 and $7,915, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

11. Stock Based Compensation:

We have six fixed stock option plans.  Under the 1995 Stock Option Plan, as amended, we could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock.  Under the Non‑Employee Directors’ Stock Option Plan, as amended, we could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005.  Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock.  Under the 2004 Non‑Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  In July of 2013, the Board and the Company’s shareholders approved the adoption of the 2014 Stock Option Plan, under which we could grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock as well as the 2014 Non-Employee Directors’ Stock Option Plan, under which we could grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock.    Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years.  Options granted under the 1995 Stock Option Plan, 2004 Stock Option Plan, and the 2014 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors’ Stock Option Plan, 2004 Non‑Employee Directors’ Stock Option Plan, and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually.  Requisite service periods related to all plans begin on the grant date.  As of March 31, 2014, there were 11,291 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	4,247	$13.40	-	-
Options granted	575	11.50	-	-
Options exercised	(387)	10.97	-	$654
Options cancelled/forfeited	(264)	13.85	-	145
Outstanding at March 31, 2014	4,171	$13.34	5.10	$3,613

Exercisable at March 31, 2014	2,898	$13.90	3.71	$1,801

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $305, $27, and $654 for fiscal years ended March 31, 2012, 2013, and 2014, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2014 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2013	1,253	$2.61
Options granted	575	2.25
Options forfeited	(38)	2.60
Options vested	(517)	2.64
Unvested balance at March 31, 2014	1,273	$2.44

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $911 and $842 as of March 31, 2013 and 2014, respectively. The total aggregate fair value of options vested is $1,850, $1,552, and $1,365 for fiscal years ended March 31, 2012, 2013, and 2014, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $3.03, $2.09, and $2.25 per option during fiscal years ended March 31, 2012, 2013, and 2014, respectively.  The consolidated statement of operations includes $886, net of $477 of tax benefit, in stock-based compensation expense for fiscal 2014.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility.  We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation.  The forfeiture rate used for the fiscal year ended March 31, 2014 was 7.1%.  The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2012	2013	2014
	Grants	Grants	Grants
Expected life (years)	6	6	6
Interest rate	1.8%	1.0%	1.0%
Volatility	23%	28%	29%
Dividend yield	1.5%	2.8%	3.1%

12. Commitments and Contingencies:

We are a lessee under long‑term operating leases primarily for office space, plant and equipment.  Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2014, were as follows:

Fiscal Year ended March 31,
2015	$6,119
2016	5,189
2017	4,169
2018	4,037
2019	3,934
Thereafter	5,351

Rental expense for operating leases was $7,663, $7,382, and $7,333 for the fiscal years ended March 31, 2012, 2013, and 2014, respectively.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of March 31, 2014, we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or equivalent state or local laws for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA or such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

To resolve our liability at the sites at which we have been named a PRP, we have entered into various administrative orders and consent decrees with federal and state regulatory agencies governing the timing and nature of investigation and remediation.  As is customary, the orders and decrees regarding sites where the PRPs are not themselves implementing the chosen remedy contain provisions allowing the EPA to reopen the agreement and seek additional amounts from settling PRPs in the event that certain contingencies occur, such as the discovery of significant new information about site conditions.

In 1991, in connection with a consent decree, we paid $66,000, plus interest, toward the environmental conditions at, and remediation of, New Bedford Harbor in the Commonwealth of Massachusetts (“the harbor”) in settlement with the United States and the Commonwealth of Massachusetts, subject to reopener provisions, including a reopener if certain remediation costs for the site exceed $130,500.

On April 18, 2012, the EPA issued a Unilateral Administrative Order (“UAO”) directing us to perform certain remedial actions for the harbor clean-up pursuant to the reopener provisions.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the harbor. That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree, including elimination of the governments’ right to invoke the clean-up reopener provisions in the future.  Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  The settlement also required the EPA to withdraw the UAO.  The United States District Court approved the settlement and entered the Supplemental CD on September 19, 2013. On October 18, 2013, we paid the initial settlement installment of $133,350, plus accrued interest of $3,954.  On March 26, 2014, we prepaid a second settlement installment of $110,817,  plus accrued interest of $822 on the remaining settlement amount through that date.

We had reserves of approximately $380,611 and $135,336 at March 31, 2013 and 2014, respectively, related to the various environmental matters.  These reserves are classified in the consolidated balance sheets as $147,711 and $4,353 in accrued expenses at March 31, 2013 and 2014, respectively, and $232,900 and $130,983 in other non-current liabilities at March 31, 2013 and March 31, 2014, respectively.  The amount recorded for identified liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information when it becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

There is a class action pending with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  We intend to defend vigorously the claims asserted in this  lawsuit.  At this stage of the litigation, there has not been a determination as to the nature of the liability or the amount, if any, of damages.  Based on our estimate of potential outcomes, we have accrued $1,000 with respect to this case as of March 31, 2014.

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

In fiscal 2014, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents.  We intend to defend vigorously the claims that have been asserted in this lawsuit.  In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our results of operations. At March 31, 2013 and 2014, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2013	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,117	Accrued expenses	$2,050

March 31, 2014	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$548	Accrued expenses	$332

For these derivatives designated as hedging instruments, during fiscal 2012, 2013, and 2014, net pre-tax gains (losses) of $(527), $(4,432), and $(3,576), respectively, were recognized in other comprehensive income (loss).  In addition, during fiscal 2012, 2013, and 2014, net pretax gains (losses) of $502, $(7,448), and $(5,140), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and a net pre-tax loss of $95 and net pre-tax gains of $2,971 and $509, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2013 and 2014, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2013	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$396

March 31, 2014	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$16	Accrued expenses	$101

For these derivatives not designated as hedging instruments during fiscal 2012, 2013, and 2014, gains (losses) of $2,608, $(227), and $(3,462), respectively, were recognized in other expense, which offset the approximately $(4,289), $1,022 and $4,035 in exchange gains (losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2013 and 2014, we had outstanding foreign exchange contracts with notional amounts totaling $187,670 and $202,865, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

14. Transactions With Affiliate:

Our business includes certain transactions with our parent company, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2012	2013	2014
Sales:
Product and equipment sales to affiliates	$8,501	$12,804	$20,530
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	431,181	419,472	322,570
Other:
Dividends paid	34,104	36,540	43,544

15. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect.  The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the aggregation criteria and quantitative thresholds.  The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  The Interconnect segment consists primarily of Elco automotive, telecom, and memory connectors manufactured by AVX Interconnect or purchased from other manufacturers for resale.  Sales and operating results from these reportable segments are shown in the tables below.  In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit.  There are no intersegment revenues.  We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources.  Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2012	2013	2014
Ceramic Components	$179,984	$173,315	$193,978
Tantalum Components	393,468	330,209	394,119
Advanced Components	378,843	346,543	357,900
Total Passive Components	952,295	850,067	945,997
KDP and KCD Resale	410,419	377,707	293,048
KCP Resale Connectors	54,765	61,809	64,680
Total KED Resale	465,184	439,516	357,728
Interconnect	127,775	124,817	138,879
Total Revenue	$1,545,254	$1,414,400	$1,442,604

	Fiscal Year Ended March 31,
	2012	2013	2014
Operating profit (loss):
Passive components	$275,947	$145,870	$165,441
KED Resale	15,669	17,659	18,074
Interconnect	25,081	25,042	27,689
Corporate activities	(141,146)	(308,416)	(52,040)
Total	$175,551	$(119,845)	$159,164

	Fiscal Year Ended March 31,
	2012	2013	2014
Depreciation and amortization:
Passive components	$35,616	$34,317	$32,662
KED Resale	332	272	169
Interconnect	4,072	5,885	6,863
Corporate activities	6,870	6,397	10,515
Total	$46,890	$46,871	$50,209

	As of March 31,
	2013	2014
Assets:
Passive components	$768,965	$744,821
KED Resale	52,058	43,872
Interconnect	59,278	51,012
Cash, A/R and S/T and L/T investments	1,264,695	1,107,734
Goodwill - Passive components	189,095	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	257,627	224,498
Total	$2,601,995	$2,384,988

	Fiscal Year Ended March 31,
	2012	2013	2014
Capital expenditures:
Passive components	$29,664	$29,029	$22,764
KED Resale	13	30	114
Interconnect	11,761	12,598	3,269
Corporate activities	7,763	2,048	658
Total	$49,201	$43,705	$26,805

During the fiscal year ended March 31, 2014, no customers accounted for more than 10% of the Company’s sales.  One customer accounted for 13% of net sales during the fiscal year ended March 31, 2013.  No single customer has accounted for more than 10% of net sales during the fiscal year ended March 31, 2012.  As of March 31, 2014, one customer represented 15% of the Company’s accounts receivable balance.  No single customer accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2013.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets.  Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2012	2013	2014
Net sales:
Americas	$429,079	$390,152	$404,446
Europe	422,613	351,603	379,183
Asia	693,562	672,645	658,975
Total	$1,545,254	$1,414,400	$1,442,604

Property, plant and equipment, net:
Americas	$107,378	$103,177	$89,086
Europe	100,255	98,279	92,430
Asia	28,855	56,808	54,209
Total	$236,488	$258,264	$235,725

1.

16. Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2013 and 2014 is as follows:

	First Quarter		Second Quarter
	2013	2014	2013	2014
Net sales	$353,154	$369,379	$360,823	$375,785
Gross profit	68,957	68,271	68,925	71,525
Net income (loss)	(136,784)	27,657	28,037	28,816
Basic earnings (loss) per share	(0.81)	0.16	0.17	0.17
Diluted earnings (loss) per share	(0.81)	0.16	0.17	0.17

	Third Quarter		Fourth Quarter
	2013	2014	2013	2014
Net sales	$339,875	$346,211	$360,548	$351,229
Gross profit	62,417	67,766	63,471	71,272
Net income (loss)	19,864	31,434	24,571	39,130
Basic earnings (loss) per share	0.12	0.19	0.15	0.23
Diluted earnings (loss) per share	0.12	0.19	0.15	0.23

The loss in the first quarter of fiscal 2013 includes a charge of $266,250 related to the New Bedford Harbor Superfund site, as discussed in Note 12.

17. Subsequent Events:

On May 16,  2014, our Board of Directors declared a $0.095 dividend per share of common stock for the quarter ended March 31, 2014.  The dividend will be paid to stockholders of record on June 6, 2014 and will be disbursed on June 20, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

May 21, 2014