Form 10-K/A
period 2014-03-31
AVX Corp
filed 2014-07-01
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

AVX Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission on May 21, 2014 (the “Original Filing”) to provide new Section 906 Certifications for the period ended March 31, 2014.  The Company inadvertently referred to the period ended March 31, 2013 in its Certifications provided pursuant to Section 906 in the Original Filing. The Company has also revised the signature page of its Form 10-K to reflect our principal financial and accounting officer’s signature in the format required by Form 10-K.  In addition, as required by Rule 12b−15 under the Securities Exchange Act of 1934, as amended, new Section 302 Certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Form 10-K/A.

This Form 10-K/A speaks as of the filing date of the Original Filing, except for the Section 302 and Section 906 Certifications (Exhibits 31.1, 31.2 and 32.1), which speak as of the filing date of this Form 10-K/A.  Except indicated above, the information contained in this Form 10-K/A has not been modified or updated. This Form 10-K/A does not reflect events occurring or trends arising after the filing date of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the SEC.

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
*10.19

Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2014 Stock Option Plan and AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2014).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2014).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John S. Gilbertson
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings

* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: July 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Chief Executive Officer	July 1, 2014
John S. Gilbertson	(Principal Executive Officer)

/s/ Kurt P. Cummings	Vice President, Chief Financial Officer, Treasurer and Secretary	July 1, 2014
Kurt P. Cummings	(Principal Financial Officer and Principal Accounting Officer)

*
Kazuo Inamori	Chairman Emeritus of the Board	July 1, 2014
*
Tetsuo Kuba	Director	July 1, 2014
*
Goro Yamaguchi	Director	July 1, 2014
*
Tatsumi Maeda	Director	July 1, 2014
*
Shoichi Aoki	Director	July 1, 2014
*
Donald B. Christiansen	Director	July 1, 2014
*
David DeCenzo	Director	July 1, 2014
*
Joseph Stach	Director	July 1, 2014

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated.

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