Form 10-Q
period 2014-06-30
AVX Corp
filed 2014-08-06
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

1 AVX Boulevard Fountain Inn, South Carolina	29644
(Address of principle executive offices)	(Zip Code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, par value $0.01 per share	168,085,303

AVX CORPORATION

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$460,674	$333,226
Short-term investments in securities	413,615	486,727
Accounts receivable - trade, net	206,417	203,256
Accounts receivable - affiliates	2,028	2,359
Inventories	550,518	542,732
Income taxes receivable	71,346	65,108
Deferred income taxes	31,896	32,050
Prepaid and other	32,229	32,797
Total current assets	1,768,723	1,698,255
Long-term investments in securities	25,000	131,985
Property and equipment	1,636,796	1,636,687
Accumulated depreciation	(1,401,071)	(1,405,544)
	235,725	231,143
Goodwill	213,051	213,051
Intangible assets, net	67,735	66,448
Deferred income taxes - non-current	65,524	60,382
Other assets	9,230	9,547
Total Assets	$2,384,988	$2,410,811
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$49,576	$52,059
Accounts payable - affiliates	45,058	41,639
Income taxes payable	2,956	8,137
Deferred income taxes	952	947
Accrued payroll and benefits	38,867	39,210
Accrued expenses	24,525	27,164
Total current liabilities	161,934	169,156
Pensions	18,267	15,556
Deferred income taxes - non-current	5,453	5,678
Other liabilities	151,649	152,175
Total Liabilities	337,303	342,565
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,221 and 168,085 shares at March 31, 2014 and June 30, 2014, respectively	1,764	1,764
Additional paid-in capital	351,708	352,368
Retained earnings	1,789,856	1,814,653
Accumulated other comprehensive income	8,126	5,032
Treasury stock, at cost:
8,148 and 8,283 shares at March 31 and June 30, 2014, respectively	(103,769)	(105,571)
Total Stockholders' Equity	2,047,685	2,068,246
Total Liabilities and Stockholders' Equity	$2,384,988	$2,410,811

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2013	June 30, 2014
Net sales	$369,379	$350,589
Cost of sales	301,108	265,412
Gross profit	68,271	85,177
Selling, general and administrative expenses	29,036	29,624
Profit from operations	39,235	55,553
Other income (expense):
Interest income	1,307	1,103
Other, net	(460)	(385)
Income before income taxes	40,082	56,271
Provision for income taxes	12,425	15,500
Net income	$27,657	$40,771

Income per share:
Basic	$0.16	$0.24
Diluted	$0.16	$0.24

Dividends declared	$0.0875	$0.0950
Weighted average common shares outstanding:
Basic	168,647	168,156
Diluted	168,750	168,395

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended
	June 30, 2013	June 30, 2014
Net income	$27,657	$40,771
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(677)	(3,266)
Foreign currency cash flow hedges adjustment	785	98
Pension liability adjustment	1,094	74
Other comprehensive income (loss), net of income taxes	1,202	(3,094)
Comprehensive income	$28,859	$37,677

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended
	June 30, 2013	June 30, 2014
Operating Activities:
Net income	$27,657	$40,771
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,770	10,438
Stock-based compensation expense	560	672
Deferred income taxes	46,146	3,772
Loss (gain) on disposal of property and equipment	(24)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(95)	2,866
Inventories	18,211	6,761
Accounts payable and accrued expenses	(27,641)	(1,506)
Income taxes payable	342	5,401
Other assets	(42,329)	6,649
Other liabilities	2,007	1,796
Net cash provided by operating activities	37,604	77,612

Investing Activities:
Purchases of property and equipment	(5,878)	(6,730)
Purchase of business, net of cash acquired	(1,600)	-
Purchases of investment securities	(187,583)	(352,746)
Redemptions of investment securities	167,590	172,379
Proceeds from property & equipment dispositions	117	26
Net cash used in investing activities	(27,354)	(187,071)

Financing Activities:
Dividends paid	(14,735)	(15,973)
Purchase of treasury stock	(2,312)	(1,980)
Proceeds from exercise of stock options	2,297	165
Net cash used in financing activities	(14,750)	(17,788)

Effect of exchange rate on cash	67	(201)

Increase (decrease) in cash and cash equivalents	(4,433)	(127,448)

Cash and cash equivalents at beginning of period	486,724	460,674

Cash and cash equivalents at end of period	$482,291	$333,226

See accompanying notes to consolidated financial statements.

AVX CORPORATION AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

 1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented.  Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 due to changes in economic conditions and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.   Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.   During the three month period ended June 30, 2014, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

New Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This topic provides guidance on whether an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or as a separate liability.  This topic is for annual and interim periods beginning after December 15, 2013, with early adoption allowed.  Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  This guidance modifies the financial reporting of revenue and how an entity will determine the measurement of revenue and timing of when it is recognized.  The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied.  The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized.  The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Early adoption is not permitted.  Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

The table below represents the basic and diluted weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended
	June 30, 2013	June 30, 2014
Net income	$27,657	$40,771
Computation of Basic EPS:
Weighted Average Shares Outstanding used in computing Basic EPS	168,647	168,156
Basic earnings per share	$0.16	$0.24
Computation of Diluted EPS:
Weighted Average Shares Outstanding	168,647	168,156
Effect of stock options	103	239
Weighted Average Shares used in computing Diluted EPS (1)	168,750	168,395
Diluted income per share	$0.16	$0.24

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,594 shares and 2,340 shares for the three months ended June 30, 2013 and 2014,  respectively.

   3. Trade Accounts Receivable:

	March 31, 2014	June 30, 2014
Gross Accounts Receivable - Trade	$230,321	$228,859
Less:
Allowances for doubtful accounts	410	410
Stock rotation and ship from stock and debit	17,138	17,886
Sales returns and discounts	6,356	7,307
Total allowances	23,904	25,603
Net Accounts Receivable - Trade	$206,417	$203,256

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses.  Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended
	June 30, 2013	June 30, 2014
Allowances for doubtful accounts:
Beginning Balance	$705	$410
Charges	2	-
Applications	(22)	-
Ending Balance	$685	$410

	Three Months Ended
	June 30, 2013	June 30, 2014
Stock rotation and ship from stock and debit:
Beginning Balance	$14,771	$17,138
Charges	10,149	9,608
Applications	(9,366)	(8,860)
Ending Balance	$15,554	$17,886

	Three Months Ended
	June 30, 2013	June 30, 2014
Sales returns and discounts:
Beginning Balance	$5,486	$6,356
Charges	3,125	5,291
Applications	(3,650)	(4,331)
Translation and other	7	(9)
Ending Balance	$4,968	$7,307

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

During the three month periods ended June 30, 2013 and 2014, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	564	-	564	-
Total	$8,479	$7,915	$564	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	433	-	433	-
Total	$8,348	$7,915	$433	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,267	$8,267	$-	$-
Foreign currency derivatives(2)	617	-	617	-
Total	$8,884	$8,267	$617	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,267	$8,267	$-	$-
Foreign currency derivatives(2)	391	-	391	-
Total	$8,658	$8,267	$391	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies.  We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures.  These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities.  Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract.  The spot rates and forward points used are an average rate from an actively traded market.  At March 31, 2014 and June 30, 2014, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2014 and June 30, 2014, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost.  We have the ability and intent to hold these investments until maturity.  All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$40,838	$75	$-	$40,913
Time deposits	372,777	245	-	373,022
Long-term investments:
Corporate bonds	25,000	13	-	25,013
	$438,615	$333	$-	$438,948

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$49,352	$55	$(4)	$49,403
Time deposits	437,375	133	-	437,508
Long-term investments:
Corporate bonds	131,985	78	(17)	132,046
	$618,712	$266	$(21)	$618,957

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2014, by contractual maturity, are shown below.  The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$486,727	$486,911
Due after one year through five years	131,985	132,046
Total	$618,712	$618,957

   6. Inventories:

	March 31, 2014	June 30, 2014
Finished goods	$109,053	$102,651
Work in process	109,315	113,145
Raw materials and supplies	332,150	326,936
	$550,518	$542,732

   7. Stock-Based Compensation:

In April 2014, we granted 498 options to employees pursuant to the 2014 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.75 and $13.32, respectively.

There were 14 stock options exercised during the three months ended June 30, 2014 with a total intrinsic value of $34.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”).  Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  On October 18, 2013, we paid the initial settlement installment of $133,350, plus accrued interest of $3,954.  On March 26, 2014, we prepaid a second settlement installment of $110,817, plus accrued interest of $822 on the remaining settlement amount through that date.  In accordance with the terms of the settlement, we are obligated to pay $122,083, plus interest, on September 21, 2015.  We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

We had reserves of approximately $135,336 and $136,799 at March 31, 2014 and June 30, 2014, respectively, related to the various matters discussed above.  These reserves are classified in the Consolidated Balance Sheets as $4,353 and  $4,816 in accrued expenses at March 31, 2014 and June 30, 2014, respectively, and $130,983 and $131,983 in other non-current liabilities at March 31, 2014 and June 30, 2014, respectively.  The amount recorded for identified contingent liabilities is based on estimates.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available.  Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  During the quarter ended June 30, 2014, the parties agreed to seek Court modification of the definition of the plaintiff class.  In the event such modification is allowed by the Court, the parties have also agreed to jointly recommend to the Court a settlement the action.  Any settlement will be subject to Court review and approval.  Although the final amount of such settlement, if approved by the Court, depends on the number of participating class members, the maximum amount, if all class members participate, would be $1,200.  Based on our estimate of potential outcomes, we accrued $1,000 and $1,200 with respect to this case as of March 31, 2014 and June 30, 2014, respectively.  We can give no assurance, however, that this action will be resolved on the terms indicated above.  If it is not so resolved, we intend to continue to defend vigorously the claims asserted.

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

On March 1, 2014, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents.  We intend to defend vigorously the claims that have been asserted in this lawsuit.  In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

   9. Comprehensive Income (Loss):

Comprehensive income (loss) represents changes in equity during a period except those resulting from investments by and distributions to shareholders.  The specific components include net income, pension liability and other post-retirement benefit adjustments, deferred gains and losses resulting from foreign currency translation adjustments and unrealized gains and losses on qualified foreign currency cash flow hedges.

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	June 30, 2013		June 30, 2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(677)	$(677)	$(3,266)	$(3,266)
Foreign currency cash flow hedges adjustment	987	785	136	98
Pension liability adjustment	1,519	1,094	97	74
Other comprehensive income (loss)	$1,829	$1,202	$(3,033)	$(3,094)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges.   Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three months ended June 30, 2013 and 2014.   Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three month periods ended June 30, 2013 and 2014.

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

The tables below present information about reported segments:

	Three Months Ended
Sales Revenue	June 30, 2013	June 30, 2014
Ceramic Components	$46,946	$52,692
Tantalum Components	95,923	95,458
Advanced Components	89,894	89,180
Total Passive Components	232,763	237,330
KDP and KCD Resale	90,047	58,563
KCP Resale	13,268	17,461
Total KED Resale	103,315	76,024
AVX Interconnect	33,301	37,235
Total Revenue	$369,379	$350,589

	Three Months Ended
	June 30, 2013	June 30, 2014
Operating profit (loss):
Passive Components	$38,635	$55,809
KED Resale	4,308	4,272
Interconnect	6,508	8,526
Corporate activities	(10,216)	(13,054)
Total	$39,235	$55,553

	As of	As of
	March 31, 2014	June 30, 2014
Assets:
Passive Components	$744,821	$737,864
KED Resale	43,872	35,608
Interconnect	51,012	52,699
Cash, A/R, and investments in securities	1,107,734	1,157,553
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	224,498	214,036
Total	$2,384,988	$2,410,811

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended
	June 30, 2013	June 30, 2014
Net sales:
Americas	$101,389	$97,775
Europe	94,135	104,649
Asia	173,855	148,165
Total	$369,379	$350,589

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2013 and 2014:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Service cost	$116	$49	$215	$259
Interest cost	390	397	1,601	1,772
Expected return on plan assets	(545)	(552)	(1,656)	(2,074)
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss	284	201	628	496
Net periodic pension cost	$245	$95	$788	$453

Based on current actuarial computations, during the three months ended June 30, 2014, we made contributions of $2,005 to the international plans.  We expect to make additional contributions of approximately $6,160 to the international plans over the remainder of fiscal 2015.  We made no contributions to the U.S. plans during the three months ended June  30, 2014 due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

   12. Derivative Financial Instruments:

We are exposed to foreign currency exchange rate fluctuations in the normal course of business.  We use derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of our risk management strategy.  The objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.  We do not enter into any trading or speculative positions with regard to derivative instruments.

We primarily use forward contracts, with maturities less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies.  These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates.  The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations.  At March 31, 2014 and June 30, 2014, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$548	Accrued expenses	$332

June 30, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$614	Accrued expenses	$263

For these derivatives designated as hedging instruments, during the three months ended June 30, 2014, net pre-tax gains of $471 were recognized in other comprehensive income (loss).  In addition, during the three months ended June 30, 2014, net pre-tax gains of $340 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of $13 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities.  The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses.  At March 31, 2014 and June 30, 2014, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$16	Accrued expenses	$101

June 30, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$3	Accrued expenses	$128

For these derivatives not designated as hedging instruments during the three months ended June 30, 2014, losses of $(760) on hedging contracts were recognized in other income, which partially offset the approximately $200 in exchange gains that were recognized in other income in the accompanying statement of operations.

At March 31, 2014 and June 30, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $202,865 and $200,084, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

 13. Subsequent Events:

On July 23, 2014, the Board of Directors of the Company declared a $0.095 dividend per share of common stock with respect to the quarter ended June 30, 2014.  The dividend will be paid to stockholders of record on August 8, 2014 and will be disbursed on August 22, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2015, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures.  There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Forward-looking statements reflect management’s expectations and are inherently uncertain.  The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein.  Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC.  You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations.  Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  During the three month period ended June 30, 2014, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended June 30, 2013 and 2014

Our net income for the quarter ended June 30, 2014 was $40.8 million, or  $0.24 per share, compared to $27.7 million, or $0.16 per share, for the quarter ended June 30, 2013.

(in thousands, except per share data)	Three Months Ended
	June 30, 2013	June 30, 2014
Net sales	$369,379	$350,589
Gross profit	68,271	85,177
Operating income	39,235	55,553
Net income	27,657	40,771
Diluted earnings per share	$0.16	$0.24

Net sales in the three months ended June 30, 2014 decreased $18.8 million, or 5.1%, to $350.6 million compared to $369.4 million in the three months ended June 30, 2013.   This decrease is principally a result of decreased volumes in our KDP and KCD Resale markets that we serve, primarily attributable to lower sales in the cellular telecommunications market.  Operating profits improved in the three months ended June 30, 2014 to $55.6 million or 15.8% of net sales, compared to $39.2 million or 10.6% of net sales, in the three months ended June 30, 2013.  Higher profits are the result of our focus on the sale of higher value-added components, sales margin management and cost control.

The table below represents product group revenues for the quarters ended June 30, 2013 and 2014.

Sales Revenue	Three Months Ended
(in thousands)	June 30, 2013	June 30, 2014
Ceramic Components	$46,946	$52,692
Tantalum Components	95,923	95,458
Advanced Components	89,894	89,180
Total Passive Components	232,763	237,330
KDP and KCD Resale	90,047	58,563
KCP Resale	13,268	17,461
Total KED Resale	103,315	76,024
AVX Interconnect	33,301	37,235
Total Revenue	$369,379	$350,589

Passive Component sales increased $4.6 million, or 2.0% to $237.3 million in the three months ended June 30, 2014 from $232.8 million during the same quarter last year, as we saw increases in many of the markets that we serve, particularly in the automotive and telecommunications equipment markets.  The sales increase in Passive Components, in particular, Ceramic Components, reflects the overall improved demand for more sophisticated electronic components across global markets.   The increase in sales reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same quarter last year.

KDP and KCD Resale sales decreased $31.5 million, or 35.0%, to  $58.6 million in the three months ended June 30, 2014 compared to $90.0 million during the same period last year.  When compared to the same period last year, the decrease during the first fiscal quarter is primarily attributable to lower demand from our hand held device customers.

Total connector product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $8.1 million, or 17.5%, to $54.7 million in the three months ended June 30, 2014 compared to $46.6 million during the same period last year.  This increase is primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 46.1% of total sales for the three months ended June 30, 2014, compared to 38.6% for the three months ended June 30, 2013.  Overall,  distributor activity increased when compared to the same period last year.  This increase is reflective of demand improvements and the low inventory levels maintained by distributors in  the prior year.  Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $9.6 million, or 5.9% of gross sales to distributor customers for the three months ended June 30, 2014, and $10.1 million, or 7.1% of gross sales to distributor customers, for the three months ended June 30, 2013.  This decrease in activity is reflective of the overall improved market conditions, primarily in the Americas, and resulting decreased pricing pressure when compared to the same period last year.   Applications under such programs for the quarters ended June 30, 2014 and 2013 were approximately $8.9 million and $9.4 million, respectively.

Geographically, compared to the same period last year, sales increased in Europe, reflecting the increase in automotive related sales in the European market.  Sales in Asia and America decreased compared to the same period last year.  Sales in the Asian, American and European markets represented 42.3%, 27.9% and 29.8% of total sales, respectively, for the quarter ended June 30, 2014.  This compares to 47.1%,  27.4% and 25.5% of total sales for the Asian, American, and European regions in the same period last year, respectively.  The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on sales of approximately $3.5 million when compared to the same quarter last year.

Gross profit in the three months ended June 30, 2014 was 24.3% of sales, or $85.2 million, compared to a gross profit margin of 18.5%, or $68.3 million, in the three months ended June 30, 2013.  This overall increase is primarily attributable to the increased sales of higher margin value-added components and interconnect devices, sales margin management and lower manufacturing and overhead costs due to our focus on cost control.  During the current quarter costs due to currency movement of the U.S. dollar against certain foreign currencies were unfavorably impacted by approximately $1.4 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2014 were $29.6 million, or 8.4% of net sales, compared to $29.0 million, or 7.9% of net sales, in the three months ended June 30, 2013.   The overall increase in these expenses is primarily due to higher legal and professional fees, partially offset by lower depreciation and lower selling expenses due to lower sales when compared to the same period last year.

Income from operations was $55.6 million in the three months ended June 30, 2014 compared to $39.2 million in the three months ended June 30, 2013.    This increase was a result of the factors described above, specifically our focus on the sales of higher margin value added components and interconnect devices during the quarter.

Our effective tax rate for the three months ended June 30, 2014 was 27.5% compared to 31.0% for the three months ended June 30, 2013.  The decrease in the effective rate is principally due to fiscal 2015 discrete items of $1.2 million primarily related to the settlement or expiration of tax return contingencies as well as changes in the mix of foreign earnings, and increased tax deductions related to domestic production activities when compared to the three months ended June 30, 2013.

As a result of the factors discussed above, net income for the three month period ended June 30, 2014 was $40.8 million compared to $27.7 million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2015.  Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets.  Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market.  We expect to see typical pricing pressure in the markets we serve due to competitive activity.  In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential.  We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices.  If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities.  We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur.  We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities.  As of June 30, 2014, we had a current ratio of 10.0 to 1, $951.9 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,068.2 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $77.6 million in the three months ended June 30, 2014 compared to $37.6 million of cash provided by operating activities in the three months ended June 30, 2013.  The increase in operating cash flow compared to the same period last year was primarily a result of higher income and lower working capital requirements.

Purchases of property and equipment were $6.7 million in the three month period ended June 30, 2014 compared to $5.9 million in the three month period ended June 30, 2013.  Expenditures in the current year are primarily made in connection with the strategic investments in our advanced passive component and interconnect product lines.  We expect to incur capital expenditures of approximately $30 million in fiscal 2015.  The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities.  Since March 31, 2014, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases.  Based on our financial condition as of June 30, 2014, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the year.  Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand.  We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.  As of June 30, 2014, we did not have any significant delivery contracts outstanding.

We are involved in disputes, warranty claims, and legal proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings, we believe, based upon our review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows.  However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, comprehensive income (loss), or cash flows.

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”).   Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest of $4.0 million.  On March 26, 2014, we prepaid a second settlement installment of $110.8 million plus accrued interest of $0.8 million on the remaining settlement amount through that date.  In accordance with the terms of the settlement, we are obligated to pay $122.1 million, plus interest, on September 21, 2015.  We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property.  During the quarter ended June 30, 2014, the parties agreed to seek Court modification of the definition of the plaintiff class.  In the event such modification is allowed by the Court, the parties have also agreed to jointly recommend to the Court a settlement the action.  Any settlement will be subject to Court review and approval.  Although the final amount of such settlement, if approved by the Court, depends on the number of participating class members, the maximum amount, if all class members participate, would be $1.2 million.  Based on our estimate of potential outcomes, we accrued $1.0 million and $1.2 million with respect to this case as of March 31, 2014 and June 30, 2014, respectively.  We can give no assurance, however, that this action will be resolved on the terms indicated above.  If it is not so resolved, we intend to continue to defend vigorously the claims asserted.

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

On March 1, 2014, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents.  We intend to defend vigorously the claims that have been asserted in this lawsuit.  In light of the foregoing, we are not able to estimate any amount of loss or range of loss.  No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

We currently have reserves for current remediation, compliance, and legal costs totaling $136.8 million at June 30, 2014.  Additional information related to environmental and legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar.  Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America.  Additionally, purchases of resale products from Kyocera may be denominated in Yen.  As a result, fluctuations in currency exchange rates affect our operating results and cash flow.  In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions.  We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales.  There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.   See Note 13 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

As of the end of the period covered in this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.   In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for information regarding factors that could affect our results of operations, financial condition, and liquidity.  For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Risk Factors section on our Annual Report on Form 10-K, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
4/01/14 - 4/30/14	-	$-	-	4,709,389
5/01/14 - 5/31/14	74,800	13.07	74,800	4,634,589
6/01/14 - 6/30/14	74,802	13.39	74,802	4,559,787
Total	149,602	$13.23	149,602	4,559,787

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2014.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2014.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   August 6, 2014

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary