Form 10-Q
period 2014-09-30
AVX Corp
filed 2014-11-06
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, par value $0.01 per share	167,957,368

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$460,674	$312,181
Short-term investments in securities	413,615	512,422
Accounts receivable - trade, net	206,417	199,759
Accounts receivable - affiliates	2,028	2,202
Inventories	550,518	523,228
Income taxes receivable	71,346	74,107
Deferred income taxes	31,896	75,262
Prepaid and other	32,229	38,805
Total current assets	1,768,723	1,737,966
Long-term investments in securities	25,000	153,742
Property and equipment	1,636,796	1,577,625
Accumulated depreciation	(1,401,071)	(1,361,542)
	235,725	216,083
Goodwill	213,051	213,051
Intangible assets, net	67,735	65,161
Deferred income taxes - non-current	65,524	16,212
Other assets	9,230	9,878
Total Assets	$2,384,988	$2,412,093
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$49,576	$51,631
Accounts payable - affiliates	45,058	44,105
Income taxes payable	2,956	10,876
Deferred income taxes	952	883
Accrued payroll and benefits	38,867	35,609
Accrued expenses	24,525	151,706
Total current liabilities	161,934	294,810
Pensions	18,267	12,912
Deferred income taxes - non-current	5,453	4,935
Other liabilities	151,649	30,037
Total Liabilities	337,303	342,694
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,221 and 167,957 shares at March 31, 2014 and September 30, 2014, respectively	1,764	1,764
Additional paid-in capital	351,708	352,615
Retained earnings	1,789,856	1,843,303
Accumulated other comprehensive income (loss)	8,126	(20,948)
Treasury stock, at cost:
8,148 and 8,411 shares at March 31, 2014 and September 30, 2014, respectively	(103,769)	(107,335)
Total Stockholders' Equity	2,047,685	2,069,399
Total Liabilities and Stockholders' Equity	$2,384,988	$2,412,093

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net sales	$375,785	$365,405	$745,163	$715,994
Cost of sales	304,260	277,632	605,367	543,044
Gross profit	71,525	87,773	139,796	172,950
Selling, general and administrative expenses	30,160	27,634	59,196	57,258
Profit from operations	41,365	60,139	80,600	115,692
Other income (expense):
Interest income	1,289	1,139	2,595	2,242
Other, net	(892)	(582)	(1,350)	(967)
Income before income taxes	41,762	60,696	81,845	116,967
Provision for income taxes	12,946	16,075	25,372	31,575
Net income	$28,816	$44,621	$56,473	$85,392

Income per share:
Basic	$0.17	$0.27	$0.33	$0.51
Diluted	$0.17	$0.27	$0.33	$0.51

Dividends declared (per share)	$0.0875	$0.0950	$0.1750	$0.1900
Weighted average common shares outstanding:
Basic	168,587	168,031	168,617	168,093
Diluted	168,737	168,294	168,824	168,343

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net income	$28,816	$44,621	$56,473	$85,392
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	10,237	(25,100)	9,560	(28,366)
Foreign currency cash flow hedges adjustment	(73)	(990)	711	(892)
Pension liability adjustment	770	110	1,864	184
Other comprehensive income (loss), net of income taxes	10,934	(25,980)	12,135	(29,074)
Comprehensive income	$39,750	$18,641	$68,608	$56,318

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2013	2014
Operating Activities:
Net income	$56,473	$85,392
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,302	21,019
Stock-based compensation expense	797	949
Deferred income taxes	45,159	4,137
Loss (gain) on disposal of property and equipment	45	-
Changes in operating assets and liabilities:
Accounts receivable	(11,808)	6,218
Inventories	(3,860)	19,697
Accounts payable and accrued expenses	108,893	108,349
Income taxes payable	3,342	8,191
Other assets	(39,146)	(6,746)
Other liabilities	(110,550)	(117,258)
Net cash provided by operating activities	74,647	129,948

Investing Activities:
Purchases of property and equipment	(12,440)	(12,439)
Purchase of business, net of cash acquired	(1,600)	-
Purchases of investment securities	(375,236)	(629,915)
Redemptions of investment securities	331,366	401,032
Proceeds from property & equipment dispositions	563	214
Net cash used in investing activities	(57,347)	(241,108)

Financing Activities:
Dividends paid	(29,528)	(31,943)
Purchase of treasury stock	(5,072)	(4,079)
Proceeds from exercise of stock options	3,718	471
Excess tax benefit from stock-based payment arrangements	170	-
Net cash used in financing activities	(30,712)	(35,551)

Effect of exchange rate on cash	715	(1,782)

Increase (decrease) in cash and cash equivalents	(12,697)	(148,493)

Cash and cash equivalents at beginning of period	486,724	460,674

Cash and cash equivalents at end of period	$474,027	$312,181

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. During the three and six month periods ended September 30, 2014, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In April 2014, the FASB issued ASU 2014-08, which changes the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 is not expected to have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The implementation of this standard is not expected to have an impact on the Company’s consolidated financial statements upon adoption.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of adoption.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock and potential common stock equivalents:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net income	$28,816	$44,621	$56,473	$85,392
Computation of Basic EPS:
Weighted Average Shares Outstanding	168,587	168,031	168,617	168,093
Basic earnings per share	$0.17	$0.27	$0.33	$0.51
Computation of Diluted EPS:
Weighted Average Shares Outstanding	168,587	168,031	168,617	168,093
Effect of stock options	150	263	207	250
Weighted Average Shares used in computing Diluted EPS (1)	168,737	168,294	168,824	168,343
Diluted earnings per share	$0.17	$0.27	$0.33	$0.51

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,963 shares and 2,199 shares for the three months ended September 30, 2013 and 2014, respectively and 3,102  and 2,329 for the six months ended September 30, 2013 and 2014, respectively.

   3. Trade Accounts Receivable:

	March 31, 2014	September 30, 2014
Gross Accounts Receivable - Trade	$230,321	$224,996
Less:
Allowances for doubtful accounts	410	579
Stock rotation and ship from stock and debit	17,138	18,104
Sales returns and discounts	6,356	6,554
Total allowances	23,904	25,237
Net Accounts Receivable - Trade	$206,417	$199,759

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Allowances for doubtful accounts:
Beginning Balance	$685	$410	$705	$410
Charges	46	185	48	185
Applications	(342)	(16)	(364)	(16)
Ending Balance	$389	$579	$389	$579

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Stock rotation and ship from stock and debit:
Beginning Balance	$15,554	$17,886	$14,771	$17,138
Charges	11,017	9,443	21,166	19,051
Applications	(11,123)	(9,225)	(20,489)	(18,085)
Ending Balance	$15,448	$18,104	$15,448	$18,104

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Sales returns and discounts:
Beginning Balance	$4,968	$7,307	$5,486	$6,356
Charges	5,535	4,135	8,660	9,426
Applications	(4,493)	(4,835)	(8,143)	(9,166)
Translation and other	25	(53)	32	(62)
Ending Balance	$6,035	$6,554	$6,035	$6,554

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

During the three and six month periods ended September 30, 2013 and 2014, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	564	-	564	-
Total	$8,479	$7,915	$564	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	433	-	433	-
Total	$8,348	$7,915	$433	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,623	$8,623	$-	$-
Foreign currency derivatives(2)	2,403	-	2,403	-
Total	$11,026	$8,623	$2,403	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,623	$8,623	$-	$-
Foreign currency derivatives(2)	3,130	-	3,130	-
Total	$11,753	$8,623	$3,130	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other and accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges are recorded in the consolidated statement of operations as revenues and costs of sales and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2014 and September 30, 2014, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2014 and September 30, 2014, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$40,838	$75	$-	$40,913
Time deposits	372,777	245	-	373,022
Long-term investments:
Corporate bonds	25,000	13	-	25,013
	$438,615	$333	$-	$438,948

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$43,998	$34	$(7)	$44,025
Time deposits	468,424	187	-	468,611
Long-term investments:
Corporate bonds	150,242	16	(395)	149,863
Time deposits	3,500	9	-	3,509
	$666,164	$246	$(402)	$666,008

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2014, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$512,422	$512,636
Due after one year through five years	153,742	153,372
Total	$666,164	$666,008

   6. Inventories:

	March 31, 2014	September 30, 2014
Finished goods	$109,053	$96,097
Work in process	109,315	110,205
Raw materials and supplies	332,150	316,926
	$550,518	$523,228

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

In August 2014, we granted 15 options to employees pursuant to the 2014 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.72 and $13.40, respectively.

There were 40 stock options exercised during the six months ended September 30, 2014 with a total intrinsic value of $114.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. Based on our estimate of current and ongoing remediation costs, we have a remaining accrual of $11,101 at September 30, 2014, which represents our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site. The accrual represents the estimate of our cost to remediate; however, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost.

We had reserves of approximately $135,336 and $136,566 at March 31, 2014 and September 30, 2014, respectively, related to the various matters discussed above. These reserves are classified in the Consolidated Balance Sheets as $4,353 and $126,666 in accrued expenses at March 31, 2014 and September 30, 2014, respectively, and $130,983 and $9,900 in other non-current liabilities at March 31, 2014 and September 30, 2014, respectively. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property. During the quarter ended June 30, 2014, the parties agreed to seek Court modification of the definition of the plaintiff class. In the event such modification is allowed by the Court, the parties have also agreed to jointly recommend to the Court a settlement of the action.  Any settlement will be subject to Court review and approval.  Although the final amount of such settlement, if approved by the Court, depends on the number of participating class members, the maximum amount, if all class members participate, would be $1,200. Accordingly, based on our estimate of potential outcomes, we have $1,200 accrued with respect to this case as of September 30, 2014. We can give no assurance, however, that this action will be resolved on the terms indicated above.  If it is not so resolved, we intend to continue to defend vigorously the claims asserted.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street. The City asserts that a predecessor company, Aerovox, among others, contributed to that site. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

On October 16, 2014, a case was filed by the City of New Bedford against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received formal demand from the City in the amount of approximately $11,000 related to activities by a predecessor company, Aerovox. AVX believes it has meritorious defenses and intends to defend vigorously the case. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

We also operate on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.  Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and Canada alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States have been consolidated into the Northern District of California. The Canadian cases have been filed in the provinces of Quebec, Ontario and Vancouver. These cases are at the very initial stages. We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2013		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$10,237	$10,237	$(25,100)	$(25,100)
Foreign currency cash flow hedges adjustment	(66)	(73)	(1,203)	(990)
Pension liability adjustment	1,069	770	145	110
Other comprehensive income (loss)	$11,240	$10,934	$(26,158)	$(25,980)

	Six Months Ended
	September 30,
	2013		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$9,560	$9,560	$(28,366)	$(28,366)
Foreign currency cash flow hedges adjustment	922	711	(1,068)	(892)
Pension liability adjustment	2,589	1,864	243	184
Other comprehensive income (loss)	$13,071	$12,135	$(29,191)	$(29,074)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2013 and 2014.  Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and six month periods ended September 30, 2013 and 2014.

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

The tables below present information about reported segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2013	2014	2013	2014
Ceramic Components	$47,635	$54,302	$94,586	$106,994
Tantalum Components	103,265	94,476	199,182	189,934
Advanced Components	88,213	92,375	178,106	181,555
Total Passive Components	239,113	241,153	471,874	478,483
KDP and KCD Resale	84,854	64,769	174,901	123,332
KCP Resale	17,835	23,708	31,103	41,169
Total KED Resale	102,689	88,477	206,004	164,501
AVX Interconnect	33,983	35,775	67,285	73,010
Total Revenue	$375,785	$365,405	$745,163	$715,994

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Operating profit (loss):
Passive Components	$39,598	$57,861	$78,231	$113,670
KED Resale	7,000	6,370	11,308	10,642
Interconnect	6,715	7,698	13,223	16,224
Corporate activities	(11,948)	(11,790)	(22,162)	(24,844)
Total	$41,365	$60,139	$80,600	$115,692

	As of	As of
	March 31, 2014	September 30, 2014
Assets:
Passive Components	$744,821	$706,464
KED Resale	43,872	28,845
Interconnect	51,012	54,884
Cash, A/R, and investments in securities	1,107,734	1,187,652
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	224,498	221,197
Total	$2,384,988	$2,412,093

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net sales:
Americas	$105,111	$108,616	$206,500	$206,391
Europe	90,818	101,143	184,952	205,791
Asia	179,856	155,646	353,711	303,812
Total	$375,785	$365,405	$745,163	$715,994

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September 30, 2013 and 2014:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Service cost	$116	$49	$216	$256
Interest cost	390	397	1,618	1,755
Expected return on plan assets	(545)	(552)	(1,673)	(2,057)
Amortization of prior service cost	-	-	4	-
Recognized actuarial loss	284	201	635	491
Net periodic pension cost	$245	$95	$800	$445

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Service cost	$232	$98	$431	$515
Interest cost	780	794	3,219	3,527
Expected return on plan assets	(1,090)	(1,104)	(3,329)	(4,131)
Amortization of prior service cost	-	-	8	-
Recognized actuarial loss	568	402	1,263	987
Net periodic pension cost	$490	$190	$1,592	$898

Based on current actuarial computations, during the six months ended September 30, 2014, we made contributions of $2,119 to the international plans. We expect to make additional contributions of approximately $1,981 to the international plans over the remainder of fiscal 2015.  Based on current actuarial computations, we made a  contribution of $2,116 to the U.S. plans during the six months ended September  30, 2014. We do not anticipate making any additional contributions to the U.S. plans for the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates.  The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations.  At March 31, 2014 and September 30, 2014, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$548	Accrued expenses	$332

September 30, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,176	Accrued expenses	$3,027

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2014, net pre-tax gains (losses) of $(1,424) and $(953), respectively, were recognized in other comprehensive income (loss). In addition, during the three and six months ended September 30, 2014, net pre-tax gains (losses) of $(1,772) and $(1,431), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of $1,537 and $1,524,  respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2014 and September 30, 2014, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$16	Accrued expenses	$101

September 30, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$227	Accrued expenses	$103

For these derivatives not designated as hedging instruments during the three and six months ended September 30, 2014, losses of $(146)and $(906)  respectively, on hedging contracts were recognized in other income, which partially offset the approximately $(386) and $(186)  in exchange losses that were recognized in other income in the accompanying statement of operations.

At March 31, 2014 and September 30, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $202,865 and $190,743, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   13. Subsequent Events:

On October  22, 2014, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended September 30, 2014.  The dividend will be paid to stockholders of record on November 7, 2014 and will be disbursed on November 21, 2014.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. During the three and six month periods ended September 30, 2014, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended September 30, 2013 and 2014

Our net income for the quarter ended September 30, 2014 was $44.6 million, or  $0.27 per share, compared to $28.8 million, or $0.17 per share, for the quarter ended September 30, 2013.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2013	2014
Net sales	$375,785	$365,405
Gross profit	71,525	87,773
Operating income	41,365	60,139
Net income	28,816	44,621
Diluted earnings per share	$0.17	$0.27

Net sales in the three months ended September 30, 2014 decreased $10.4 million, or 2.8%, to $365.4 million compared to $375.8 million in the three months ended September 30, 2013. This decrease is principally a result of decreased volumes in our KDP and KCD Resale product markets that we serve, primarily attributable to lower sales in the cellular telecommunications market.  Operating profits improved in the three months ended September 30, 2014 to $60.1 million or 16.5% of net sales, compared to $41.4 million or 11.0% of net sales, in the three months ended September 30, 2013. Higher profits are the result of our focus on the sale of value-added components, sales margin management, cost control, and manufacturing efficiencies.

The table below represents product group revenues for the quarters ended September 30, 2013 and 2014.

	Three Months Ended
Sales Revenue	September 30,
(in thousands)	2013	2014
Ceramic Components	$47,635	$54,302
Tantalum Components	103,265	94,476
Advanced Components	88,213	92,375
Total Passive Components	239,113	241,153
KDP and KCD Resale	84,854	64,769
KCP Resale	17,835	23,708
Total KED Resale	102,689	88,477
AVX Interconnect	33,983	35,775
Total Revenue	$375,785	$365,405

Passive Component sales increased $2.0 million, or 0.9% to $241.2 million in the three months ended September 30, 2014 from $239.1 million during the same quarter last year, as demand increased in many of the markets that we serve, particularly in the automotive and telecommunications equipment markets.  The sales increase in Passive Components, primarily Ceramic and Advanced Components, is attributable to higher demand in the automotive, computer, industrial and telecommunications equipment markets and an increase in overall demand for more sophisticated electronic components across global markets. This sales increase was partially offset by lower Tantalum product sales as a result of our customers’ focus on inventory management.

KDP and KCD Resale sales decreased $20.1 million, or 23.7%, to  $64.8 million in the three months ended September 30, 2014 compared to $84.9 million during the same period last year. When compared to the same period last year, the decrease during the second fiscal quarter is primarily attributable to lower demand from our cellular device customers.

Total connector product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $7.7 million, or 14.8%, to $59.5 million in the three months ended September 30, 2014 compared to $51.8 million during the same period last year. This increase is primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 47.6% of total sales for the three months ended September 30, 2014, compared to 40.7% for the three months ended September 30, 2013.  Overall,  distributor activity increased when compared to the same period last year. This increase is reflective of the distributors’ increased customer demand and inventory positions maintained by distributors. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $9.4 million, or 5.4% of gross sales to distributor customers for the three months ended September 30, 2014, and $11.0 million, or 7.2% of gross sales to distributor customers, for the three months ended September 30, 2013.  This decrease in activity is reflective of the overall improved market conditions, primarily in the Americas, and resulting decreased pricing pressure and increased demand when compared to the same period last year. Applications under such programs for the quarters ended September 30, 2014 and 2013 were approximately $9.2 million and $11.1 million, respectively.

Geographically, compared to the same period last year, sales increased in Europe and America,  primarily reflecting the increase in automotive related sales in the European market.  Sales in Asia decreased compared to the same period last year primarily due to lower demand in the cellular market. Sales in the Asian, American and European markets represented 42.6% 29.7% and 27.7% of total sales, respectively, for the quarter ended September 30, 2014. This compares to 47.9%,  28.0% and 24.2% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in  an unfavorable impact on reported sales of approximately $(1.6) million when compared to the same quarter last year.

Gross profit in the three months ended September 30, 2014 was 24.0% of sales, or $87.8 million, compared to a gross profit margin of 19.0%, or $71.5 million, in the three months ended September 30, 2013. This overall increase is primarily attributable to continued increased sales of higher margin value-added components and interconnect devices, sales margin management,  lower manufacturing and overhead costs due to our focus on cost control and manufacturing efficiencies. During the current quarter, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted by approximately $3.8 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended September 30, 2014 were $27.6 million, or 7.6% of net sales, compared to $30.2 million, or 8.0% of net sales, in the three months ended September 30, 2013.  The overall decrease in these expenses is primarily due to lower selling expenses as a result of lower sales when compared to the same period last year and lower depreciation and intangible amortization.

Income from operations was $60.1 million in the three months ended September 30, 2014 compared to $41.4 million in the three months ended September 30, 2013. This increase was a result of the factors described above.

Our effective tax rate for the three months ended September 30, 2014 was 26.5% compared to 31.0% for the three months ended September 30, 2013.  The decrease in the effective tax rate is principally due to lower U.S. dividend income from our foreign subsidiaries and increased tax deductions related to domestic production activities when compared to the three months ended September 30, 2013.

As a result of the factors discussed above, net income for the three month period ended September 30, 2014 was $44.6 million compared to $28.8 million for the same three month period last year.

Results of Operations - Six Months Ended September 30, 2013 and 2014

Our net income for the six months ended September 30, 2014 was $85.4 million, or  $0.51 per share, compared to $56.5 million, or $0.33 per share, for the six months ended September 30, 2013.

	Six Months Ended
	September 30,
(in thousands, except per share data)	2013	2014
Net sales	$745,163	$715,994
Gross profit	139,796	172,950
Operating income	80,600	115,692
Net income	56,473	85,392
Diluted earnings per share	$0.33	$0.51

Net sales in the six months ended September 30, 2014 decreased $29.2 million, or 3.9%, to $716.0 million compared to $745.2 million in the six months ended September 30, 2013. This decrease is principally a result of decreased volumes in our KDP and KCD Resale markets that we serve, primarily attributable to lower sales in the cellular telecommunications market. Operating profits improved in the six months ended September 30, 2014 to $115.7 million or 16.2% of net sales, compared to $80.6 million or 10.8% of net sales, in the six months ended September 30, 2013. Higher profits are the result of our focus on the sale of more sophisticated value-added components, sales margin management, cost control, and manufacturing efficiencies.

The table below represents product group revenues for the periods ended September 30, 2013 and 2014.

	Six Months Ended
Sales Revenue	September 30,
(in thousands)	2013	2014
Ceramic Components	$94,586	$106,994
Tantalum Components	199,182	189,934
Advanced Components	178,106	181,555
Total Passive Components	471,874	478,483
KDP and KCD Resale	174,901	123,332
KCP Resale	31,103	41,169
Total KED Resale	206,004	164,501
AVX Interconnect	67,285	73,010
Total Revenue	$745,163	$715,994

Passive Component sales increased $6.6 million, or 1.4% to $478.5 million in the six months ended September 30, 2014 from $471.9 million during the same period last year, as we saw increases in many of the markets that we serve, particularly in the automotive, computer, industrial and telecommunications equipment markets. The sales increase in Passive Components, in particular, Ceramic Components, reflects the overall improved demand for more sophisticated electronic components across global markets. The increase in sales reflects a higher volume of unit sales resulting from an increase in the sale of higher capacitance components compared to the same period last year. These higher sales volumes were partially offset by lower Tantalum sales as a result of our customers’ focus on inventory management during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.

KDP and KCD Resale sales decreased $51.6 million, or 29.5%, to  $123.3 million in the six months ended September 30, 2014 compared to $174.9 million during the same period last year.  When compared to the same period last year, the decrease is primarily attributable to lower demand from our cellular device customers.

Total connector product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $15.8 million, or 16.0%, to $114.2 million in the six months ended September 30, 2014 compared to $98.4 million during the same period last year. This increase is primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 46.9% of total sales for the six months ended September 30, 2014, compared to 39.6% for the six months ended September 30, 2013. Overall, distributor activity increased when compared to the same period last year. This increase is reflective of the distributors’ increased customer demand and inventory positions maintained by distributors. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $19.1 million, or 5.7% of gross sales to distributor customers for the six months ended September 30, 2014, and $21.2 million, or 7.2% of gross sales to distributor customers, for the six months ended September 30, 2013. This decrease in activity is reflective of the overall improved market conditions, primarily in the Americas, and resulting decreased pricing pressure and increased demand when compared to the same period last year. Applications under such programs for the six month periods ended September 30, 2014 and 2013 were approximately $18.1 million and $20.5 million, respectively.

Geographically, compared to the same period last year, sales increased in Europe and the Americas to 28.7% and 28.8%, respectively, primarily reflecting the increase in automotive related sales in the European market.  Sales in Asia decreased to 42.4% compared to the same period last year reflecting lower demand particularly in the cellular market. This compares to 47.5%, 27.7% and 24.8% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on reported sales of approximately $2.0 million when compared to the same period last year.

Gross profit in the six months ended September 30, 2014 was 24.2% of sales, or $173.0 million, compared to a gross profit margin of 18.8%, or $140.0 million, in the six months ended September 30, 2013. This overall increase is primarily attributable to the increased sales of higher margin value-added components and interconnect devices, sales margin management, lower manufacturing and overhead costs due to our focus on cost control, and manufacturing efficiencies.  The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on cost of approximately $2.3 million when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2014 were $57.3 million, or 8.0% of net sales, compared to $59.2 million, or 7.9% of net sales, in the six months ended September 30, 2013. The overall decrease in these expenses is primarily due to lower selling expenses due to lower sales and lower depreciation and intangible amortization.

Income from operations was $115.7 million in the six months ended September 30, 2014 compared to $80.6 million in the six months ended September 30, 2013. This increase was a result of the factors described above.

Our effective tax rate for the six months ended September 30, 2014 was 27.0% compared to 31.0% for the six months ended September 30, 2013.  The decrease in the effective rate is principally due to fiscal 2015 discrete items of $1.6 million primarily related to the settlement or expiration of tax return contingencies as well as changes in the mix of foreign earnings, lower U.S. dividend income from our foreign subsidiaries and increased tax deductions related to domestic production activities when compared to the six months ended September 30, 2013.

As a result of the factors discussed above, net income for the six month period ended September 30, 2014 was $85.4 million compared to $56.5 million for the same six month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of September 30, 2014, we had a current ratio of 5.9 to 1, $978.3 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,069.4 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $129.9 million in the six months ended September 30, 2014 compared to $74.6 million of cash provided by operating activities in the six months ended September 30, 2013. The increase in operating cash flow compared to the same period last year was primarily a result of higher income and lower working capital requirements.

Purchases of property and equipment were $12.4 million in the six month period ended September 30, 2014 and $12.4 million in the six month period ended September 30, 2013. Expenditures in the current year are primarily made in connection with the strategic investments in our advanced passive component and interconnect product lines. We expect to incur capital expenditures of approximately $25 million in fiscal 2015. The actual amount of capital expenditures will depend upon the outlook for end-market demand.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2014, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of September 30, 2014, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2014, we did not have any significant delivery contracts outstanding.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”). Under the terms of the settlement, AVX was obligated to pay $366.3 million plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest of $4.0 million.  On March 26, 2014, we prepaid a second settlement installment of $110.8 million, plus accrued interest of $0.8 million on the remaining settlement amount through that date. In accordance with the terms of the settlement, we are obligated to pay $122.1 million, plus interest, on September 21, 2015.  We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. Based on our estimate of current and ongoing remediation costs, we have a remaining accrual of $11.1 million at September 30, 2014, which represents our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site. The accrual represents the estimate of our cost to remediate; however, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values have been negatively impacted by alleged migration of certain pollutants from our property. During the quarter ended June 30, 2014, the parties agreed to seek Court modification of the definition of the plaintiff class. In the event such modification is allowed by the Court, the parties have also agreed to jointly recommend to the Court a settlement of the  action.  Any settlement will be subject to Court review and approval.  Although the final amount of such settlement, if approved by the Court, depends on the number of participating class members, the maximum amount, if all class members participate, would be $1.2 million.  Accordingly, based on our estimate of potential outcomes, we have $1.2 million accrued with respect to this case as of September 30, 2014. We can give no assurance, however, that this action will be resolved on the terms indicated above.  If it is not so resolved, we intend to continue to defend vigorously the claims asserted.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street. The City asserts that a predecessor company, Aerovox, among others, contributed to that site. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

On October 16, 2014, a case was filed by the City of New Bedford against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received formal demand from the City in the amount of approximately $11.0 million related to activities by a predecessor company, Aerovox. AVX believes it has meritorious defenses and intends to defend vigorously the case.  We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this demand on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

We also operate on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and Canada alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States have been consolidated into the Northern District of California. The Canadian cases have been filed in the provinces of Quebec, Ontario and Vancouver. These cases are at the very initial stages. We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

We currently have reserves for current remediation, compliance, and legal costs totaling $138.7 million at September 30, 2014.  Additional information related to environmental and legal issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In addition, there were no changes in our internal control over financial reporting during the first two quarters of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
7/01/14 - 7/31/14	-	$-	-	4,559,787
8/01/14 - 8/31/14	75,525	13.64	75,525	4,484,262
9/01/14 - 9/30/14	78,160	13.67	78,160	4,406,102
Total	153,685	$13.66	153,685	4,406,102

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2014.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2014.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   November 6, 2014

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary