Form 10-Q
period 2014-12-31
AVX Corp
filed 2015-02-05
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2015
Common Stock, par value $0.01 per share	168,301,163

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2014	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$460,674	$330,573
Short-term investments in securities	413,615	510,129
Accounts receivable - trade, net	206,417	181,094
Accounts receivable - affiliates	2,028	1,918
Inventories	550,518	535,944
Income taxes receivable	71,346	68,495
Deferred income taxes	31,896	74,895
Prepaid and other	32,229	39,317
Total current assets	1,768,723	1,742,365
Long-term investments in securities	25,000	150,139
Property and equipment	1,636,796	1,541,009
Accumulated depreciation	(1,401,071)	(1,332,571)
	235,725	208,438
Goodwill	213,051	213,051
Intangible assets, net	67,735	63,874
Deferred income taxes - non-current	65,524	14,581
Other assets	9,230	9,824
Total Assets	$2,384,988	$2,402,272
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$49,576	$37,777
Accounts payable - affiliates	45,058	34,287
Income taxes payable	2,956	10,123
Deferred income taxes	952	863
Accrued payroll and benefits	38,867	36,103
Accrued expenses	24,525	153,046
Total current liabilities	161,934	272,199
Pensions	18,267	12,609
Deferred income taxes - non-current	5,453	4,559
Other liabilities	151,649	29,948
Total Liabilities	337,303	319,315
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,221 and 168,327 shares at March 31, 2014 and December 31, 2014, respectively	1,764	1,764
Additional paid-in capital	351,708	352,737
Retained earnings	1,789,856	1,864,615
Accumulated other comprehensive income (loss)	8,126	(33,517)
Treasury stock, at cost:
8,148 and 8,401 shares at March 31, 2014 and December 31, 2014, respectively	(103,769)	(102,642)
Total Stockholders' Equity	2,047,685	2,082,957
Total Liabilities and Stockholders' Equity	$2,384,988	$2,402,272

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Net sales	$346,211	$321,687	$1,091,375	$1,037,681
Cost of sales	278,445	243,010	883,812	786,054
Gross profit	67,766	78,677	207,563	251,627
Selling, general and administrative expenses	32,193	28,290	91,389	85,548
Profit from operations	35,573	50,387	116,174	166,079
Other income (expense):
Interest income	1,252	1,129	3,848	3,373
Other, net	373	1,196	(979)	227
Income before income taxes	37,198	52,712	119,043	169,679
Provision for income taxes	5,764	13,759	31,136	45,334
Net income	$31,434	$38,953	$87,907	$124,345

Income per share:
Basic	$0.19	$0.23	$0.52	$0.74
Diluted	$0.19	$0.23	$0.52	$0.74

Dividends declared (per share)	$0.095	$0.105	$0.270	$0.295
Weighted average common shares outstanding:
Basic	168,428	168,164	168,554	168,117
Diluted	168,700	168,442	168,734	168,375

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Net income	$31,434	$38,953	$87,907	$124,345
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(6,035)	(12,227)	3,526	(40,593)
Foreign currency cash flow hedges adjustment	(1,576)	(397)	(865)	(1,289)
Pension liability adjustment	1,073	55	2,937	239
Other comprehensive income (loss), net of income taxes	(6,538)	(12,569)	5,598	(41,643)
Comprehensive income	$24,896	$26,384	$93,505	$82,702

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31,
	2013	2014
Operating Activities:
Net income	$87,907	$124,345
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,116	31,090
Stock-based compensation expense	1,080	1,208
Deferred income taxes	41,970	6,094
Changes in operating assets and liabilities:
Accounts receivable	13,033	24,762
Inventories	(15,037)	2,280
Accounts payable and accrued expenses	(35,760)	107,651
Income taxes payable	6,408	8,191
Other assets	(25,986)	(12,692)
Other liabilities	(121,894)	(128,570)
Net cash provided by (used in) operating activities	(11,163)	164,359

Investing Activities:
Purchases of property and equipment	(18,149)	(19,134)
Purchase of business, net of cash acquired	(1,600)	-
Purchases of investment securities	(520,361)	(909,356)
Redemptions of investment securities	575,743	685,027
Proceeds from property & equipment dispositions	785	52
Net cash provided by (used in) investing activities	36,418	(243,411)

Financing Activities:
Dividends paid	(44,272)	(49,584)
Purchase of treasury stock	(8,788)	(4,335)
Proceeds from exercise of stock options	4,020	4,863
Excess tax benefit from stock-based payment arrangements	200	419
Net cash used in financing activities	(48,840)	(48,637)

Effect of exchange rate on cash	290	(2,412)

Decrease in cash and cash equivalents	(23,295)	(130,101)

Cash and cash equivalents at beginning of period	486,724	460,674

Cash and cash equivalents at end of period	$463,429	$330,573

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. During the three and nine month periods ended December 31, 2014, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies the financial reporting of revenue and how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Early adoption is not permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The implementation of this standard is not expected to have an impact on our consolidated financial statements upon adoption.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Net income	$31,434	$38,953	$87,907	$124,345
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,428	168,164	168,554	168,117
Basic earnings per share	$0.19	$0.23	$0.52	$0.74
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,428	168,164	168,554	168,117
Effect of stock options	272	278	180	258
Weighted Average Shares used in Computing Diluted EPS (1)	168,700	168,442	168,734	168,375
Diluted earnings per share	$0.19	$0.23	$0.52	$0.74

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,282 shares and 1,750 shares for the three months ended December  31, 2013 and 2014, respectively and 3,051  and 2,321 for the nine months ended December 31, 2013 and 2014, respectively.

   3. Trade Accounts Receivable:

	March 31, 2014	December 31, 2014
Gross Accounts Receivable - Trade	$230,321	$206,591
Less:
Allowances for doubtful accounts	410	580
Stock rotation and ship from stock and debit	17,138	18,096
Sales returns and discounts	6,356	6,821
Total allowances	23,904	25,497
	$206,417	$181,094

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Allowances for doubtful accounts:
Beginning Balance	$389	$579	$705	$410
Charges	(3)	-	45	185
Applications	6	1	(358)	(15)
Ending Balance	$392	$580	$392	$580

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Stock rotation and ship from stock and debit:
Beginning Balance	$15,448	$18,104	$14,771	$17,138
Charges	9,587	8,377	30,753	27,428
Applications	(8,646)	(8,385)	(29,135)	(26,470)
Ending Balance	$16,389	$18,096	$16,389	$18,096

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Sales returns and discounts:
Beginning Balance	$6,035	$6,554	$5,486	$6,356
Charges	7,872	5,970	16,532	15,396
Applications	(7,489)	(5,582)	(15,632)	(14,748)
Translation and other	(18)	(121)	14	(183)
Ending Balance	$6,400	$6,821	$6,400	$6,821

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

During the three and nine month periods ended December 31, 2013 and 2014, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	564	-	564	-
Total	$8,479	$7,915	$564	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	433	-	433	-
Total	$8,348	$7,915	$433	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,699	$8,699	$-	$-
Foreign currency derivatives(2)	2,211	-	2,211	-
Total	$10,910	$8,699	$2,211	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,699	$8,699	$-	$-
Foreign currency derivatives(2)	3,701	-	3,701	-
Total	$12,400	$8,699	$3,701	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2014 and December 31, 2014, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2014 and December 31, 2014, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$40,838	$75	$-	$40,913
Time deposits	372,777	245	-	373,022
Long-term investments:
Corporate bonds	25,000	13	-	25,013
	$438,615	$333	$-	$438,948

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$43,664	$-	$(28)	$43,636
Time deposits	466,465	180	-	466,645
Long-term investments:
Corporate bonds	150,139	34	(454)	149,719
	$660,268	$214	$(482)	$660,000

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2014, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$510,129	$510,281
Due after one year through five years	150,139	149,719
Total	$660,268	$660,000

   6. Inventories:

	March 31, 2014	December 31, 2014
Finished goods	$109,053	$98,584
Work in process	109,315	111,521
Raw materials and supplies	332,150	325,839
	$550,518	$535,944

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

There were 428 stock options exercised during the nine months ended December 31, 2014 with a total intrinsic value of $1,213.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”). Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. On October 18, 2013, we paid the initial settlement installment of $133,350, plus accrued interest of $3,954.  On March 26, 2014, we prepaid a second settlement installment of $110,817, plus accrued interest of $822 on the remaining settlement amount through that date.  In accordance with the terms of the settlement, we are obligated to pay the remaining settlement balance of  $122,083, plus interest, on September 21, 2015.  We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,034 at December 31, 2014, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $135,336 and $136,917 at March 31, 2014 and December 31, 2014, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $4,353 and $127,017 in accrued expenses at March 31, 2014 and December 31, 2014, respectively, and $130,983 and $9,900 in other non-current liabilities at March 31, 2014 and December 31, 2014, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a  $1,200 settlement of the action, which was approved by the Court on December 15, 2014. We have $1,200 in accrued costs and expenses with respect to this case as of December 31, 2014.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street. The City asserts that a predecessor company, Aerovox, among others, contributed to contamination at that site. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

On October 16, 2014, a case was filed against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received formal demand from the City in the amount of approximately $11,000 related to activities by Aerovox. AVX believes it has meritorious defenses and intends to defend vigorously the case. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the very initial stages. We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2013		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(6,035)	$(6,035)	$(12,227)	$(12,227)
Foreign currency cash flow hedges adjustment	(1,875)	(1,576)	(490)	(397)
Pension liability adjustment	1,490	1,073	72	55
Other comprehensive income (loss)	$(6,420)	$(6,538)	$(12,645)	$(12,569)

	Nine Months Ended
	December 31,
	2013		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$3,526	$3,526	$(40,593)	$(40,593)
Foreign currency cash flow hedges adjustment	(954)	(865)	(1,557)	(1,289)
Pension liability adjustment	4,079	2,937	315	239
Other comprehensive income (loss)	$6,651	5,598	$(41,835)	$(41,643)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2013 and 2014.  Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and nine month periods ended December 31, 2013 and 2014.

   10. Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by AVX Interconnect and KCP Resale connector products. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2013	2014	2013	2014
Ceramic Components	$50,227	$48,289	$144,814	$155,283
Tantalum Components	96,270	82,876	295,452	272,810
Advanced Components	86,605	88,668	264,711	270,223
Total Passive Components	233,102	219,833	704,977	698,316
KDP and KCD Resale	59,835	52,761	234,736	176,093
KCP Resale	17,969	16,958	49,072	58,127
Total KED Resale	77,804	69,719	283,808	234,220
AVX Interconnect	35,305	32,135	102,590	105,145
Total Revenue	$346,211	$321,687	$1,091,375	$1,037,681

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Operating profit (loss):
Passive Components	$39,804	$51,574	$121,228	$165,244
KED Resale	3,736	6,053	15,044	16,695
Interconnect	6,711	6,334	19,704	22,558
Corporate activities	(14,678)	(13,574)	(39,802)	(38,418)
Total	$35,573	$50,387	$116,174	$166,079

	As of	As of
	March 31, 2014	December 31, 2014
Assets:
Passive Components	$744,821	$709,998
KED Resale	43,872	31,557
Interconnect	51,012	50,054
Cash, A/R, and investments in securities	1,107,734	1,173,948
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	224,498	223,664
Total	$2,384,988	$2,402,272

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Net sales:
Americas	$99,295	$95,801	$305,795	$302,192
Europe	93,177	92,281	278,129	298,072
Asia	153,739	133,605	507,451	437,417
Total	$346,211	$321,687	$1,091,375	$1,037,681

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December  31, 2013 and 2014:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Service cost	$116	$49	$220	$237
Interest cost	390	397	1,683	1,662
Expected return on plan assets	(545)	(552)	(1,743)	(1,948)
Amortization of prior service cost	-	-	5	-
Recognized actuarial loss	284	201	662	466
Net periodic pension cost	$245	$95	$827	$417

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2014	2013	2014
Service cost	$348	$147	$651	$753
Interest cost	1,170	1,191	4,902	5,189
Expected return on plan assets	(1,635)	(1,657)	(5,072)	(6,079)
Amortization of prior service cost	-	-	9	-
Recognized actuarial loss	852	603	1,925	1,453
Net periodic pension cost	$735	$284	$2,415	$1,316

Based on current actuarial computations, during the nine months ended December 31, 2014, we made contributions of $4,219 to the international plans. We expect to make additional contributions of approximately $2,000 to the international plans over the remainder of fiscal 2015.  Based on current actuarial computations, we made a  contribution of $2,116 to the U.S. plans during the nine months ended December 31, 2014. We do not anticipate making any additional contributions to the U.S. plans for the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates.  The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations.  At March 31, 2014 and December 31, 2014, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$548	Accrued expenses	$332

December 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,583	Accrued expenses	$2,924

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2014, net pre-tax gains (losses) of $(2,130) and $(3,083), respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine months ended December 31, 2014, net pre-tax gains (losses) of $(5,529) and $(6,961), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of $3,756 and $5,280,  respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2014 and December 31, 2014, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$16	Accrued expenses	$101

December 31, 2014
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$628	Accrued expenses	$777

For these derivatives not designated as cash flow hedging instruments during the three and nine months ended December 31, 2014, gains/(losses) of $637 and $(269)  respectively, on hedging contracts were recognized in other income, along with the approximately $513 and $327  in exchange losses that were recognized in other income in the accompanying statement of operations.

At March 31, 2014 and December 31, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $202,865 and $190,568, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   13. Subsequent Events:

On February 4, 2015, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended December 31, 2014.  The dividend will be paid to stockholders of record on February 20, 2015 and will be disbursed on March 6, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except per share data)

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. During the three and nine month periods ended December 31, 2014, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended December 31, 2013 and 2014

Our net income for the quarter ended December 31, 2014 was $38,953, or  $0.23 per share, compared to $31,434, or $0.19 per share, for the quarter ended December 31, 2013.

	Three Months Ended
	December 31,
	2013	2014
Net sales	$346,211	$321,687
Gross profit	67,766	78,677
Operating income	35,573	50,387
Net income	31,434	38,953
Diluted earnings per share	$0.19	$0.23

Net sales in the three months ended December 31, 2014 decreased $24,524, or 7.1%, to $321,687 compared to $346,211 in the three months ended December 31, 2013. This decrease is principally a result of decreased volumes in our Passive Components as we focused on the sale of value added and higher capacitance passive components with better margin opportunities. In addition, we experienced decreases in our KDP and KCD Resale product markets that we serve, primarily attributable to lower sales in the cellular telecommunications market, and the effect of the weakness of the Japanese yen compared to the U.S. dollar on reported revenues. Operating profits improved in the three months ended December 31, 2014 to $50,387 or 15.7% of net sales, compared to $35,573 or 10.3% of net sales, in the three months ended December 31, 2013. Higher profits are the result of our focus on the sale of value-added components, stringent cost control, and manufacturing efficiencies.

The table below represents product group revenues for the quarters ended December 31, 2013 and 2014.

	Three Months Ended
	December 31,
Sales Revenue	2013	2014
Ceramic Components	$50,227	$48,289
Tantalum Components	96,270	82,876
Advanced Components	86,605	88,668
Total Passive Components	233,102	219,833
KDP and KCD Resale	59,835	52,761
KCP Resale	17,969	16,958
Total KED Resale	77,804	69,719
AVX Interconnect	35,305	32,135
Total Revenue	$346,211	$321,687

Passive Component sales decreased $13,269, or 5.7% to $219,833 in the three months ended December 31, 2014 from $233,102 during the same quarter last year, as customers managed inventory levels in the current quarter in reaction to modest holiday activity.  The sales decrease in Passive Components, primarily tantalum product sales, are the result of our focus on the sale of value added and higher capacitance passive components with better margin opportunities.

KDP and KCD Resale sales decreased $7,074,  or 11.8%, to  $52,761 in the three months ended December 31, 2014 compared to $59,835 during the same period last year. This decrease is primarily a result of lower demand from our cellular device customers in the current quarter and weakness of the Japanese yen compared to the U.S. dollar.

Total connector product sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $4,181, or 7.8%, to $49,093 in the three months ended December 31, 2014 compared to $53,274 during the same period last year. This decrease is primarily attributable to conservative customer inventory management in the current quarter and the strength of the U.S. dollar compared to the Euro.

Our sales to independent electronic distributor customers represented 45.8% of total sales for the three months ended December 31, 2014, compared to 45.4% for the three months ended December 31, 2013.  Overall,  distributor activity decreased when compared to the same period last year. This decrease is reflective of the distributors’ customer demand and inventory positions maintained by distributors. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $8,377, or 5.7% of gross sales to distributor customers for the three months ended December 31, 2014, and $9,587, or 6.1% of gross sales to distributor customers, for the three months ended December 31, 2013.  This decrease in activity is reflective of the stable market conditions in the Americas, and limited pricing pressure when compared to the same period last year. Applications under such programs for the quarters ended December 31, 2014 and 2013 were approximately $8,385 and $8,646, respectively.

Geographically, compared to the same period last year, sales increased in Europe and America,  primarily reflecting the increase in automotive related sales in the European market.  Sales in Asia decreased compared to the same period last year primarily due to lower demand in the cellular market and weakness of the Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 41.5%, 29.8% and 28.7% of total sales, respectively, for the quarter ended December 31, 2014. This compares to 44.4%,  28.7% and 26.9% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in  an unfavorable impact on reported sales of approximately $(10,452) when compared to the same quarter last year.

Gross profit in the three months ended December 31, 2014 was 24.5% of sales, or $78,677, compared to a gross profit margin of 19.6%, or $67,766, in the three months ended December 31, 2013. This overall increase is primarily attributable to our focus on advanced components with better margin opportunities,  as well as lower manufacturing and overhead costs due to our focus on cost control and manufacturing efficiencies. During the current quarter, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted by approximately $12,652 when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended December 31, 2014 were $28,290, or 8.8% of net sales, compared to $32,193, or 9.3% of net sales, in the three months ended December 31, 2013.  The overall decrease in these expenses is primarily due to lower selling expenses as a result of lower sales when compared to the same period last year as well as lower legal and consulting fees and lower depreciation and amortization expense in the current quarter.

Income from operations was $50,387 in the three months ended December 31, 2014 compared to $35,573 in the three months ended December 31, 2013. This increase was a result of the factors described above.

Our effective tax rate for the three months ended December 31, 2014 was 26.1% compared to 15.5% for the three months ended December 31, 2013.  The increase in the effective tax rate is principally due the jurisdictional mix of income, and the release of certain reserves for uncertain tax positions in the quarter ended December 31, 2013.  The effective tax rate excluding these items would have been 29.1% compared to a net effective tax rate of 28.5% in the same period last year.

As a result of the factors discussed above, net income for the three month period ended December 31, 2014 was $38,953 compared to $31,434 for the same three month period last year.

Results of Operations - Nine Months Ended December 31, 2013 and 2014

Our net income for the nine months ended December 31, 2014 was $124,345, or  $0.74 per share, compared to $87,907, or $0.52 per share, for the nine months ended December 31, 2013.

	Nine Months Ended
	December 31,
	2013	2014
Net sales	$1,091,375	$1,037,681
Gross profit	207,563	251,627
Operating income	116,174	166,079
Net income	87,907	124,345
Diluted earnings per share	$0.52	$0.74

Net sales in the nine months ended December 31, 2014 decreased $53,694,  or 4.9%, to $1,037,681 compared to $1,091,375 in the nine months ended December 31, 2013. This decrease is primarily a result of decreased volumes in our KDP and KCD Resale markets that we serve, primarily attributable to lower sales in the cellular telecommunications market, and the effect of the weakness of the Japanese yen compared to the U.S. dollar on reported revenues as well as decreases in our passive components as we focused on the sale of components with better margin opportunities. Operating profits improved in the nine months ended December 31, 2014 to $166,079 or 16.0% of net sales, compared to $116,174 or 10.6% of net sales, in the nine months ended December 31, 2013. Higher profits are the result of our focus on the sale of more sophisticated value-added components, sales margin management, cost control, and manufacturing efficiencies.

The table below represents product group revenues for the periods ended December 31, 2013 and 2014.

	Nine Months Ended
	December 31,
Sales Revenue	2013	2014
Ceramic Components	$144,814	$155,283
Tantalum Components	295,452	272,810
Advanced Components	264,711	270,223
Total Passive Components	704,977	698,316
KDP and KCD Resale	234,736	176,093
KCP Resale	49,072	58,127
Total KED Resale	283,808	234,220
AVX Interconnect	102,590	105,145
Total Revenue	$1,091,375	$1,037,681

Passive Component sales decreased $6,661, or 1.0% to $698,316 in the nine months ended December 31, 2014 from $704,977 during the same period last year.  We saw decreases in our Tantalum Components, primarily as a result of our focus on the sale of value added and higher capacitance components with better margin opportunity as well as our customers’ focus on inventory management during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.  The decreases in Tantalum Components were offset by increases in our Ceramic and Advanced Components. The sales increase in Ceramic and Advanced Components reflects the overall improved demand for more sophisticated electronic components across global markets.

KDP and KCD Resale sales decreased $58,643,  or 25.0%, to  $176,093 in the nine months ended December 31, 2014 compared to $234,736 during the same period last year.  The decrease is primarily attributable to lower demand from our cellular device customers and the weakness of the Japanese yen compared to the U.S. dollar, when compared to the same period last year.

Total connector product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $11,610, or 7.7%, to $163,272 in the nine months ended December 31, 2014 compared to $151,662 during the same period last year. This increase is primarily attributable to stronger demand in the automotive sector reflective of the increased electronic content in today’s automobiles.

Our sales to independent electronic distributor customers represented 46.5% of total sales for the nine months ended December 31, 2014, compared to 41.5% for the nine months ended December 31, 2013. Overall, distributor activity increased when compared to the same period last year. This increase is reflective of the distributors’ increased customer demand and inventory positions maintained by distributors in the nine months ended December 31, 2014 as compared to the same period last year. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales.  Such allowance charges were $27,428, or 4.1% of gross sales to distributor customers for the nine months ended December 31, 2014, and $30,753, or 6.8% of gross sales to distributor customers, for the nine months ended December 31, 2013. This decrease in activity is reflective of stable market conditions, primarily in the Americas, and limited pricing pressure due to improved demand when compared to the same period last year. Applications under such programs for the nine month periods ended December 31, 2014 and 2013 were approximately $26,470 and $29,135, respectively.

Geographically, compared to the same period last year, sales increased in Europe and the Americas to 28.7% and 29.1% of total sales, respectively, primarily reflecting the increase in automotive related sales in the European market.  Sales in Asia decreased to 42.2% of total sales compared to the same period last year reflecting lower demand particularly in the cellular market and the weakness of the Japanese yen compared to the U.S. dollar. This compares to 46.5%, 28.0% and 25.5% of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in  an unfavorable impact on reported sales of approximately $(8,469) when compared to the same period last year.

Gross profit in the nine months ended December 31, 2014 was 24.2% of sales, or $251,627, compared to a gross profit margin of 19.0%, or $207,563, in the nine months ended December 31, 2013. This overall increase is primarily attributable to our focus on the sale of value added and higher capacitance passive component sales with better margin opportunities, lower manufacturing and overhead costs due to our focus on cost control and manufacturing efficiencies. The movement of the U.S. dollar against certain foreign currencies resulted in a favorable impact on cost of approximately $14,981 when compared to the same period last year.

Selling, general and administrative expenses in the nine months ended December 31, 2014 were $85,548, or 8.2% of net sales, compared to $91,389, or 8.4% of net sales, in the nine months ended December 31, 2013. The overall decrease in these expenses is primarily due to lower selling expenses due to lower sales and lower depreciation and intangible amortization.

Income from operations was $166,079 in the nine months ended December 31, 2014 compared to $116,174 in the nine months ended December 31, 2013. This increase was a result of the factors described above.

Our effective tax rate for the nine months ended December 31, 2014 was 26.7% compared to 26.2% for the nine months ended December 31, 2013. The increase in the effective rate is principally due to the jurisdictional mix of income, and fiscal 2014 reserves released for uncertain tax positions.    The effective tax rate excluding these items would have been 28.6% compared to a rate of 29.6% for the same period last year.

As a result of the factors discussed above, net income for the nine month period ended December 31, 2014 was $124,345 compared to $87,907 for the same nine month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of December 31, 2014, we had a current ratio of 6.4 to 1, $990,841 of cash, cash equivalents, and short-term and long-term investments in securities, $2,082,957 of stockholders’ equity, and no debt.

Net cash provided by operating activities was $164,359 in the nine months ended December 31, 2014 compared to $(11,163) of cash used in operating activities in the nine months ended December 31, 2013. The increase in operating cash flow compared to the same period last year was primarily a result of higher income, lower working capital requirements and the payment of $133,350 made on October 18, 2013 related to the New Bedford Harbor environmental matters discussed below.

Purchases of property and equipment were $19,134 in the nine month period ended December 31, 2014 and $18,149 in the nine month period ended December 31, 2013. Expenditures in the current year are primarily made in connection with the strategic investments in our advanced passive component and interconnect product lines. We expect to incur capital expenditures of approximately $30,000 in fiscal 2015. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2014, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of December 31, 2014, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes.  The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2014, we did not have any significant delivery contracts outstanding.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”). Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. On October 18, 2013, we paid the initial settlement installment of $133,350, plus accrued interest of $3,954.  On March 26, 2014, we prepaid a second settlement installment of $110,817, plus accrued interest of $822 on the remaining settlement amount through that date.  In accordance with the terms of the settlement, we are obligated to pay the remaining settlement balance of $122,083, plus interest, on September 21, 2015.  We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,034 at December 31, 2014, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $135,336 and $136,917 at March 31, 2014 and December 31, 2014, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $4,353 and $127,017 in accrued expenses at March 31, 2014 and December 31, 2014, respectively, and $130,983 and $9,900 in other non-current liabilities at March 31, 2014 and December 31, 2014, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a $1,200 settlement of the action, which was approved by the Court on December 15, 2014. We have $1,200 in accrued costs and expenses with respect to this case as of December 31, 2014.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street. The City asserts that a predecessor company, Aerovox, among others, contributed to contamination at that site. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

On October 16, 2014, a case was filed against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received formal demand from the City in the amount of approximately $11,000 related to activities by Aerovox. AVX believes it has meritorious defenses and intends to defend vigorously the case. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss), and cash flows cannot be determined at this time.

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

Additional information related to environmental issues can be found in Note 8, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. We intend to defend vigorously the claims that have been asserted in this lawsuit.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. We intend to defend vigorously the claims that have been asserted in this lawsuit. We are not able to estimate any amount of loss or range of loss at this time. No accrual for costs has been recorded and the potential impact of this case on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia,

Saskatchewan and Manitoba. These cases are at the very initial stages. We intend to defend vigorously the claims that have been asserted in these lawsuits. In light of the foregoing, we are not able to estimate any amount of loss or range of loss. No accrual for costs has been recorded and the potential impact of these cases on our financial position, results of operations, comprehensive income (loss) and cash flows cannot be determined at this time.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as well as in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

In addition, there were no changes in our internal control over financial reporting during the first three quarters of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
10/01/14 - 10/31/14	-	$-	-	4,406,102
11/01/14 - 11/30/14	11,905	13.96	11,905	4,394,197
12/01/14 - 12/31/14	6,300	14.23	6,300	4,387,897
Total	18,205	$14.06	18,205	4,387,897

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John S. Gilbertson, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2015.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2015.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John S. Gilbertson and Kurt P. Cummings.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   February 5, 2015

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary