Form 10-K
period 2015-03-31
AVX Corp
filed 2015-05-20
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes  ☐    No ☒

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

Yes ☐  No  ☒

Based on the closing sales price of $13.28 on September 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant as of that date was $612,969,847.

As of May 15, 2015, there were 168,121,418 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2015, are incorporated by reference into Part III.

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

General

AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer and supplier and reseller of a broad line of passive electronic components, interconnect devices, and related products. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.

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

We are organized by product line with five main product groups. Our reportable segments are based on the types of products from which we generate revenues. We have three reportable segments: Passive Components, Kyocera Electronic Devices (“KED Resale”), and Interconnect. The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Components reportable segment. Segment revenue and profit information is presented in Note 15 to the consolidated financial statements. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of AVX Interconnect automotive, telecom, and memory connectors manufactured by or for AVX. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

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

Our principal strategic advantages include:

Creating Technology Leadership.    We have research and development locations in the United States, United Kingdom, Czech Republic, France, Israel, Malaysia, and Japan. We developed numerous new products and product extensions during fiscal 2015 and won several awards that recognize our technology leadership. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represent a material portion of our revenues. Our scientists are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses. Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while continuing to reduce manufacturing costs.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested approximately $100 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum, and advanced components as well as Interconnect devices. In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as El Salvador, Malaysia, Mexico, and the Czech Republic.

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

Products

We offer an extensive line of passive components designed to provide our customers with “one-stop shopping” for substantially all of their passive component needs. Passive components do not require power to operate. These components adjust and regulate voltage and current, store energy, and filter frequencies. Sales of Passive Components represented approximately 68% of our net sales in fiscal 2015. KDP and KCD Resale represented approximately 17%, and Interconnect products, together with KCP Resale Connectors, represented approximately 15% of our net sales in fiscal 2015. The table below presents revenues for fiscal 2013, 2014 and 2015  by product group. Financial information concerning our Passive Components, KED Resale, and Interconnect segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2013	2014	2015
Ceramic Components	$173,315	$193,978	$202,719
Tantalum Components	330,209	394,119	355,974
Advanced Components	346,543	357,900	359,315
Total Passive Components	850,067	945,997	918,008
KDP and KCD Resale	377,707	293,048	229,869
KCP Resale Connectors	61,809	64,680	70,741
Total KED Resale	439,516	357,728	300,610
Interconnect	124,817	138,879	134,610
Total Revenue	$1,414,400	$1,442,604	$1,353,228

Passive Components

We manufacture and resell a full line of multi-layered ceramic and solid tantalum capacitors in many different sizes and configurations. Our strategic focus on the growing use of passive components is reflected in our investment of approximately $73 million in facilities and equipment used to manufacture passive components during the past three fiscal years. We also added passive component manufacturing capacity with the February 2013 acquisition of the Tantalum Components division of Nichicon Corporation (“Asia Tantalum”) for $81.2 million. We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide electronics market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 61% of our passive component net sales in fiscal 2015.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our family of passive components also includes film capacitors, high energy/voltage power capacitors, and varistors. Our advanced products engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications. The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Sales of advanced products accounted for approximately 39% of passive component net sales in fiscal 2015.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera-manufactured electronic component and connector products to certain customers and in certain territories outside of Japan. Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer “one-stop shopping” for our customers' electronic components needs. The Kyocera KDP and KCD electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Resale product sales also include connectors manufactured by Kyocera.  Sales of these products accounted for approximately 22% of net sales in fiscal 2015.    For additional information regarding the Company’s relationship with Kyocera see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Interconnect

We manufacture and resell high-quality electronic connectors and interconnect systems for use in various industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, and stability and safety control systems. We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, tablets, GPS, and other hand held devices. In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED and LCD markets. We have invested approximately $21 million in facilities, tooling, and equipment over the past three years,  as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business.  Sales of Interconnect products, including KCP Resale connector products, accounted for approximately 15% of net sales in fiscal 2015.   Approximately 34% of combined Interconnect and KCP Resale Connector net sales in fiscal 2015 consisted of connectors manufactured by Kyocera. Kyocera notified AVX in February, 2014 of its intent, effective April 1, 2015 to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47.5 million and $43.9 million for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

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

Approximately 30%, 29%, and 41% of our net sales for fiscal 2015 were to our customers in the Americas, Europe, and Asia, respectively. Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein. A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

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

Our products are used in a wide variety of applications by numerous customers. In order to maximize our opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers.  Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal years ended March 31, 2015 and March 31, 2014, no single customer accounted for more than 10% of our sales. One customer comprised 13% of sales for the fiscal year ended March 31, 2013. As of March 31, 2015 and March 31, 2014, one customer represented 15% of the Company’s accounts receivable balance. Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $247 million at March 31, 2013, $270 million at March 31, 2014 and $228 million at March 31, 2015. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, and product delivery lead times in the industry. Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period. In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

Research, Development, and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our research and development activities are carried out at facilities located in the United States, United Kingdom,  Czech Republic, France, Israel, Malaysia, and Japan.

Our research and development effort and our operational level engineering effort place a priority on the design and development of product extensions, innovative new products and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with board assembly. Research, development, and engineering expenditures were approximately $30 million, $26 million, and $25 million during fiscal 2013, 2014, and 2015, respectively. The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

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

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”) or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not derive from conflict areas. “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program. As a result, AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only tantalum from smelters that have been independently-validated under the Conflict-Free Smelter program in accordance with the principles of the Dodd-Frank legislation and the current Organisation for Economic Cooperation and Development (“OECD”) guidelines.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries.

Our participation in “Solutions for Hope” is intended to affirm our commitment to supply conflict-free minerals to our customers and to fully comply with the OECD guidelines and United States Securities and Exchange Commission (“SEC”) regulations. Some of our major OEM customers and automotive suppliers have joined us in the “Solutions for Hope” project.

Competition

Markets for our products are highly competitive. We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price. We believe we are competitively positioned on each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and interconnect products available from any one source. Our major competitors for passive electronic components include: Murata Manufacturing Company Ltd., TDK Corporation, Kemet Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electro-Mechanics, and Vishay Intertechnology, Inc. Our major competitors for certain electronic interconnect products include: TE Connecting, Amphenol Corporation, Molex Incorporated, FCI Electronics, and Ernt Electronics. There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2015,  we employed approximately 10,400 full-time employees. Approximately 1,400 of these employees are employed in the United States, of which, approximately 300 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions. Our relationship with our employee union groups is generally good. However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts (the “Commonwealth”) and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth (the “harbor”). That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of a  1992 Consent Decree regarding clean-up of the harbor, including elimination of the governments’ right to invoke certain clean-up reopener provisions in the 1992 Consent Decree in the future.  Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. The settlement also required the EPA to withdraw the the Unilateral Administrative Order (the “UAO”) that was issued on April 18, 2012 regarding additional harbor clean-up activities.  The United States District Court approved the settlement and entered the Supplemental Consent Decree on September 19, 2013.  On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest of $4.0 million.  On March 26, 2014, we prepaid a second settlement installment of $110.8 million, plus accrued interest of $0.8 million on the remaining settlement amount through that date. In accordance with the terms of the settlement, we are obligated to pay the remaining balance of $122.1 million, plus interest, on September 21, 2015. We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11.8 million at March 31, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $135.3 million and $138.1 million at March 31, 2014 and 2015, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $4.4 million and $127.2 million in accrued expenses at March 31, 2014 and 2015, respectively, and $131.0 million and $10.9 million in other non-current liabilities at March 31, 2014 and March 31, 2015, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property.  The parties agreed to a $1.2 million settlement of the action, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one aspect of that class action is still pending before the South Carolina Supreme Court; if resolved against AVX, it may result in additional litigation.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that a predecessor company, Aerovox, among others, contributed to contamination at that site. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On October 16, 2014, a case was filed against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received a formal demand from the City in the amount of approximately $11.0 million related to activities by Aerovox. AVX believes it has meritorious defenses and intends to vigorously defend the case.

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

Name	Age	Position
John Sarvis...........................	65	Chief Executive Officer and President
John Lawing.........................	64	Vice President, Chief Technology Officer
Kurt P. Cummings.................	59	Vice President, Chief Financial Officer, Treasurer and Secretary
Kathleen M. Kelly.................	61	Vice President of Human Resources
Keith Thomas.......................	60	Vice President, President of Kyocera Electronic Devices
Peter Venuto.........................	62	Vice President of Sales

John Sarvis

Chief Executive Officer and President since April 2015. Vice President of Ceramic Products since 2005. Divisional Vice President – Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

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

Kathleen M. Kelly

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

From time to time, information provided by us, including, but not limited to, statements in this report, or other statements made by us or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

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

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities. Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) future impairments of goodwill and other intangible assets of an acquired business; and (10) liabilities for activities of the acquired businesses, including environmental, tax, and other known and unknown liabilities.

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

Changes in regulatory compliance obligations may adversely impact our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. A final rule was issued by the SEC on August 22, 2012. The metals covered by the rules are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. We use many of these materials in our production processes. The rule requires companies to perform due diligence, disclose, and report whether or not such minerals originate from the DRC and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Global supply chains are complicated with multiple layers and suppliers between the mine and the final product.

For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the DRC or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not finance or benefit armed groups in the DRC or adjoining countries.  “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program. As a result, AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only tantalum from smelters that have been independently-verified under the Conflict Free Smelter program in accordance with the principles of the Dodd-Frank legislation and the current OECD guidelines.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries.

Our participation in “Solutions for Hope” is intended to affirm our commitment to supply conflict-free minerals to our customers and to fully comply with the OECD guidelines and SEC regulations. The implementation of Rule 1502 has not had a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals. We filed our first Form SD with the SEC on May 28, 2014.

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

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes. Nevertheless, a credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.  If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses.

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

Liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries which may be subject to restrictions or cause unfavorable tax or earnings consequences

Approximately 72% of our cash and investment securities are held by international subsidiaries. While we intend to use cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches, our operations could be disrupted

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by the Company globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

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

•

Unforeseen interruptions to our business with our significant customers and suppliers resulting from labor strikes, financial instabilities, computer malfunctions, environmental disruptions, natural disasters, or inventory excesses or other unforeseen events or circumstances.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment, using tools and fixtures. In many instances the machinery and equipment have automatic control features and special adaptations. Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use. We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment. Our capital expenditures for plant and equipment were $43.7 million in fiscal 2013, $26.8 million in fiscal 2014 and $26.6 million in fiscal 2015.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	340,000	Owned	Headquarters/Manufacturing/Warehouse/Research – PC
Myrtle Beach, SC	163,000	Owned	Manufacturing — PC

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	542,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	101,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	276,000	Owned	Manufacturing — PC
Uherske Hradiste, Czech Republic	94,000	Leased	Warehouse — PC
Bzenec, Czech Republic	194,000	Owned	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing/Research — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Juarez, Mexico	116,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Adogawa, Japan	206,000	Owned	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse — PC — CP
Hong Kong	21,000	Leased	Warehouse/Office – PC – CP

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. AVX believes it has meritorious defenses and intends to vigorously defend the case.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the very initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “AVX.” At May 11, 2015, there were 311 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2014 and March 31, 2015. On May 14, 2015, our Board of Directors declared a $0.1050 dividend per share of common stock with respect to the quarter ended March 31, 2015. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2014		2015		Per Share
	High	Low	High	Low	2014	2015
First Quarter	$12.26	$11.16	$14.13	$13.89	$0.0875	$0.0950
Second Quarter	13.51	12.04	13.90	13.77	0.0875	0.1050
Third Quarter	14.09	12.90	14.95	14.73	0.0950	0.1050
Fourth Quarter	13.76	12.57	15.15	14.95	0.0950	0.1050

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company

6201 15th Avenue

Brooklyn, NY  11219

1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2010 to the end of fiscal year 2015, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of three companies whose businesses are representative of our business segments. The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc., and Fairchild Semiconductor International, Inc. In fiscal year 2014, our peer group included Kemet Corporation, Vishay Intertechnolocy, Inc. and International Rectifier Corp., however International Rectifier Corp. has since delisted its shares from the New York Stock Exchange and is no longer a public company. We have added Fairchild Semiconductor International, Inc. as a new member of our peer group in place of International Rectifier Corp.

Cumulative Total Return
	3/31/10	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15
AVX - NYSE	$100	$106	$96	$89	$101	$113
S & P 500	$100	$116	$126	$143	$174	$197
Peer Group	$100	$189	$138	$138	$142	$155

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2015, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/15 - 1/31/15	20,000	$13.04	20,000	4,367,897
2/1/15 - 2/28/15	85,900	13.51	85,900	4,281,997
3/1/15 - 3/31/15	97,414	14.37	97,414	4,184,583
Total	203,314	$13.88	203,314	4,184,583

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2015.  The selected consolidated financial data for the five fiscal years ended March 31, 2015 are derived from AVX’s  audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015
OPERATING RESULTS DATA:
Net sales	$1,653,176	$1,545,254	$1,414,400	$1,442,604	$1,353,228
Cost of sales	1,195,790	1,153,295	1,150,630	1,163,770	1,024,659
Gross profit	457,386	391,959	263,770	278,834	328,569
Selling, general and administrative expenses	123,887	116,408	117,365	119,670	115,820
Environmental charges	8,575	100,000	266,250	-	-
Profit (loss) from operations	324,924	175,551	(119,845)	159,164	212,749
Interest income	6,569	6,798	7,021	4,899	4,554
Interest expense	-	(707)	(2,262)	(2,432)	(978)
Other, net	2,766	(1,737)	1,764	1,726	2,274
Income (loss) before income taxes	334,259	179,905	(113,322)	163,357	218,599
Provision for (benefit from) income taxes	90,256	27,100	(49,010)	36,320	(7,272)
Net income (loss)	$244,003	$152,805	$(64,312)	$127,037	$225,871

Income (loss) per share:
Basic	$1.44	$0.90	$(0.38)	$0.75	$1.34
Diluted	$1.43	$0.90	$(0.38)	$0.75	$1.34
Weighted average common shares outstanding:
Basic	170,025	169,886	169,124	168,473	168,148
Diluted	170,390	170,134	169,124	168,658	168,402
Cash dividends declared per common share	$0.19	$0.28	$0.31	$0.37	$0.41

	As of March 31,
	2011	2012	2013	2014	2015
BALANCE SHEET DATA:
Working capital	$1,366,450	$1,430,072	$1,614,656	$1,606,789	$1,478,243
Total assets	2,319,482	2,468,012	2,601,995	2,384,988	2,459,015
Stockholders' equity	2,039,417	2,120,753	1,972,930	2,047,685	2,131,963

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015
OTHER DATA:
Capital expenditures	$27,470	$49,201	$43,705	$26,805	$26,599
Research, development and engineering expenses	23,683	26,328	30,467	26,240	25,390

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer and supplier and reseller of a broad line of passive electronic components and interconnect products. Electronic components and connector products manufactured or resold by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets. We have five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect Products, and Kyocera Electronic Devices. These product lines are organized into three reportable segments: Passive Components, Interconnect, and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2015 were $1,353.2 million with net income of $225.9 million compared to consolidated revenues of $1,442.6 million with net incomes of $127.0 million for the fiscal year ended March 31, 2014. During fiscal 2015, we saw an increase in operating results despite a drop in sales. Gross profit margins and operating margins improved year over year to 24.3% from 19.3% in the prior year. The strong financial results are primarily due our attention to cost control and our focus on sales of value added advanced products and sales margins.

In fiscal 2015,  we generated $197.6 million of cash from operating activities. We used cash generated from operations to fund $13.6 million of general working capital requirements and $26.6 million of property and equipment purchases. In addition, to enhance shareholder value, we spent $7.2 million to repurchase shares of our common stock and paid increased dividends of $67.3 million during fiscal year 2015.  Our financial position remains strong with $993.5 million of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2015.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of passive component and interconnect product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, wearable electronic devices, tablets, ultrabooks, netbooks, automobiles, and renewable energy products that are manufactured by our customers. As a result, we have continued our focus on value-added advanced products and interconnect solutions to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces and offset rising costs of energy and materials. We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world. We believe that these strategies will enable us to adapt quickly and benefit as market conditions change and provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With continuing uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2016. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical pricing pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Kyocera notified AVX in February, 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47.5 million and $43.9 million with operating profit of $1.9 million and $2.7 million for the fiscal years ended March

31, 2015 and March 31, 2014, respectively. For more information regarding AVX’s relationship with Kyocera, see “Relationship with Kyocera and Related Transactions” below.

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

Results of Operations

Year Ended March 31, 2015 compared to Year Ended March 31, 2014

Net sales for the fiscal year ended March 31, 2015 were $1,353.2 million compared to $1,442.6 million for the fiscal year ended March 31, 2014.

The table below represents product group revenues for the fiscal years ended March 31, 2013, 2014, and 2015.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2013	2014	2015
Ceramic Components	$173,315	$193,978	$202,719
Tantalum Components	330,209	394,119	355,974
Advanced Components	346,543	357,900	359,315
Total Passive Components	850,067	945,997	918,008
KDP and KCD Resale	377,707	293,048	229,869
KCP Resale Connectors	61,809	64,680	70,741
Total KED Resale	439,516	357,728	300,610
Interconnect	124,817	138,879	134,610
Total Revenue	$1,414,400	$1,442,604	$1,353,228

Passive Component sales were $918.0 million for the fiscal year ended March 31, 2015 compared to $946.0 million during the fiscal year ended March 31, 2014. The sales decrease in Passive Components, specifically Tantalum Components, reflects overall market demand and our continued focus on the sale of value added and higher capacitance components with better margin opportunities. Lower sales is also reflective of our customer’s management of inventory levels in the current fiscal year and the negative effects of currency exchange as the U.S. dollar strengthened against certain foreign currencies, primarily the Japanese yen and the euro.  The increase in sales of Ceramic and Advanced Components reflects the demand in the automotive, computer, industrial and telecommunications equipment markets for more sophisticated electronic components across global markets.

KDP and KCD Resale sales were $229.9 million for the fiscal year ended March 31, 2015 compared to $293.0 million during the fiscal year ended March 31, 2014.  This decrease is primarily attributable to lower demand from, and inventory management by, our cellular device customers as well as the unfavorable impact due to the strength of the U.S. dollar when compared to the Japanese yen.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $205.4 million in the fiscal year ended March 31, 2015 compared to $203.6 million during the fiscal year ended March 31, 2014. This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles, partially offset by the negative impact on sales resulting from the strength of the U.S. dollar when compared to the Japanese yen and the euro. Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47.5 million and $43.9 million with operating profit of $1.9 million and $2.7 million for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

Our sales to independent electronic distributors represented 45.7% of total net sales for the fiscal year ended March 31, 2015, compared to 42.1% for fiscal year ended March 31, 2014.  Overall, distributor activity increased when compared to the same period in the prior year reflective of their end customer demand improvements. Our sales to distributor customers may involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges decreased to  $33.6 million, or 5.4% of gross sales to distributor customers, for the fiscal year ended March 31, 2015 compared to  $40.7 million, or 6.7% of gross sales to distributor customers, for the fiscal year ended March 31, 2014, reflecting stable selling price conditions, primarily in the Americas, due to balanced supply. Applications under such programs for fiscal years ended March 31, 2015 and 2014 were approximately $34.4 million and  $38.3 million, respectively.

Geographically, compared to the prior fiscal year ended March 31, 2014, sales increased in the Americas and Europe while Asia saw  a decrease. The Asian market sales continued to reflect the lower KED Resale product sales in the telecommunications markets and the negative effect on sales primarily due to the strength of the U.S. dollar compared to the Japanese yen. Sales in Asia represented 41.6% of total sales while sales in the Americas increased to 29.7% and sales in Europe increased to 28.7% of total sales, respectively.   This compares to 45.7%, 28.0%, and 26.3% of total sales for the Asian, American, and European regions in the prior year, respectively. As a result of the strength of the U.S. dollar against certain foreign currencies, sales for the year ended March 31, 2015 were unfavorably impacted by approximately $28.1 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2015 increased to 24.3% of sales, or $328.6 million, compared to a gross profit margin of 19.3% of sales, or $278.8 million, in the fiscal year ended March 31, 2014. This overall increase is primarily attributable to our focus on the sale of value added and higher capacitance passive component sales with better margin opportunities and lower manufacturing and overhead costs due to our focus on cost control and manufacturing efficiencies. When compared to the prior fiscal year, costs were favorably impacted by approximately $37.3 million due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2015 were $115.8 million, or 8.6% of net sales, compared to $119.7 million, or 8.3% of net sales, for the fiscal year ended March 31, 2014. The overall decrease in selling, general and administrative expenses reflects the impact of lower sales volumes and lower depreciation expense offset by higher professional fees for the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.

Research, development, and engineering expenditures, which encompass the personnel and related expenses devoted to developing new products and maintaining existing products, processes, and technical innovations, were approximately $25.4 million and $26.2 million in fiscal 2015 and 2014, respectively. Research and development costs included therein increased in fiscal 2015 to $12.0 million compared to $10.5 million in fiscal 2014. Engineering expenses decreased $2.3 million to $13.4 million in fiscal 2015 compared to $15.7 million in fiscal 2014 as we decreased activity related to production location moves when compared to the prior year.

Profit from operations for the fiscal year ended March 31, 2015 increased $53.6 million to $212.7 million compared to $159.2 million for the fiscal year ended March 31, 2014.  This increase is a result of the factors above.

Other income increased $1.7 million to $5.9 million in fiscal 2015 compared to $4.2 million in fiscal 2014.  This increase is primarily attributable to higher interest income resulting from an increase in the overall average balance of our cash and investments during fiscal 2015 when compared to fiscal 2014.

The tax rate for the fiscal year ended March 31, 2015 was a tax benefit of (3.3%) compared to a tax rate of 22.2% for the fiscal year ended March 31, 2014. The lower rate for fiscal 2015 is the result of net income tax benefits of $70.3 million primarily attributable to the reversal of valuation allowances of $50.0 million related to the forecasted future utilization of net operating loss carryforwards (“NOL’s”) in our European operations and net tax benefits of $17.5 million primarily due to the U.S. tax benefits related to the restructuring of foreign subsidiaries. Excluding such discrete items recorded during the fiscal year ended

March 31, 2015, the effective tax rate would have been 28.9%. For fiscal 2014, the rate of 22.2% is primarily due to reserve adjustments due to the expiration of tax periods allowed for the audit of certain prior year income tax returns and adjustments of approximately $4.5 million related to prior period income tax accruals and estimates. Excluding such discrete items recorded during the fiscal year ended March 31, 2014, the effective tax rate would have been 29.9%.

The gross NOL’s related to the $50.0 million reversal of valuation allowances are $149.9 million. The related tax benefits upon utilization of the NOL’s are un-expiring, however they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOL’s could take an extended period of time to realize and are contingent upon the foreign subsidiary’s continuing profitability.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2015 was $225.9 million compared to  a $127.0 million for the fiscal year ended March 31, 2014.

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

Passive Component sales were $946.0 million for the fiscal year ended March 31, 2014 compared to $850.1 million during the fiscal year ended March 31, 2013. The sales increase in Passive Components reflects the demand increase for electronics across global markets as customers increased inventory levels in response to increased spending by consumers and manufacturers when compared to the prior year, particularly in the automotive sector and component sales related to higher-end smart phones, tablet devices and telecommunications hardware. The impact of the Asia Tantalum acquisition, which was completed in February 2013, accounted for $52.6 million of increased sales of our tantalum products. The increase in sales of Ceramic Components reflects a higher volume of unit sales resulting partially from an increase in the sale of higher capacitance components compared to the prior fiscal year, partially offset by lower selling prices.

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

Selling, general, and administrative expenses for the fiscal year ended March 31, 2014 were $119.7 million, or 8.3% of net sales, compared to $117.4 million, or 8.3% of net sales, for the fiscal year ended March 31, 2013. The overall increase in selling, general and administrative expenses reflects the impact of higher sales volumes when compared to the prior year.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash and investments in securities.  As of March 31, 2015, we had a current ratio of 6.6 to 1, $993.5 million of cash, cash equivalents, and investments in securities, $2,132.0 million of stockholders' equity and no borrowings.

As of March 31, 2015, we had cash, cash equivalents, and short-term and long-term investments in securities of $993.5 million, of which $712.4 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs, and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue our intended business strategies.

Net cash provided by operating activities was $197.6 million for the fiscal year ended March 31, 2015, compared to cash used in operations of $70.6 million for the fiscal year ended March 31, 2014 and cash provided by operations of $194.8 million for the fiscal year ended March 31, 2013. Cash provided by operations was higher in fiscal 2015 primarily due to the favorable tax position resulting in higher net income compared to fiscal 2014, which included two installment payments with respect to the settlement, approved by the United States District court on September 19, 2013, with the EPA and the Commonwealth of Massachusetts related to the harbor. October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest.  We prepaid a second settlement installment of $110.8 million, plus accrued interest on the remaining settlement amount on March 26, 2014. In accordance with the terms of the settlement, we are obligated to pay the remaining balance of $122.1 million, plus interest, on September 21, 2015. We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Purchases of property and equipment totaled  $26.6 million in fiscal 2015, $26.8 million in fiscal 2014, and $43.7 million in fiscal 2013. Expenditures primarily related to expanding the production capabilities of the passive component and interconnect product lines, expanding production capacity in lower cost regions, as well as the implementation of improved manufacturing processes. We continue to make strategic capital investments in our advanced and specialty passive component and interconnect products and expect to incur capital expenditures of approximately $30 million in fiscal 2016. The actual amount of capital expenditures will depend upon the outlook for end market demand.

During fiscal 2013,  we acquired Asia Tantalum for a net of  $81.2 million in cash. Asia Tantalum designs, develops, manufactures and markets tantalum electronic components. Asia Tantalum’s products are used in a broad range of commercial applications. The acquisition enhances our leadership position in the passive electronic component industry and provides further opportunities for expansion in the Asian region and tantalum manufacturing efficiencies.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. We have assessed the condition of the current global credit markets on our current business and believe that, based on our financial condition as of March 31, 2015, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2015, 2014, and 2013, dividends of $67.3 million, $60.3 million, and $50.8 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.   We purchased 524,806 shares at a cost of $7.2 million during fiscal 2015,  799,066 shares at a cost of $10.3 million during fiscal 2014, and 983,608 shares at a cost of $10.6 million during fiscal 2013. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2015, there were 4,184,583 shares that may yet be repurchased under this program.

At March 31, 2015, we had contractual obligations for the acquisition or construction of plant and equipment aggregating approximately $12.2 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations.  We made contributions of $2.1 million to our U.S. defined benefit plans during the fiscal year ended March 31, 2015 and do not estimate that any contributions will be made during the fiscal year ended March 31, 2016. We made contributions of $8.1 million to our international defined benefit plans during the fiscal year ended March 31, 2015 and estimate that we will make contributions of approximately $7.2 million during the fiscal year ending March 31, 2016. We have unfunded actuarially computed pension liabilities of approximately $22.9 million related to these defined benefit pension plans as of March 31, 2015.

We are a lessee under long‑term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2015, were approximately $20.4 million.

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

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts (the “Commonwealth”) and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth (the “harbor”). That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of the 1992 Consent Decree regarding clean-up of the harbor, including elimination of the governments’ right to invoke certain clean-up reopener provisions in the 1992 Consent Decree in the future. Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. The settlement also required the EPA to withdraw the Unilateral Administrative Order (the “UAO”) that was issued on April 18, 2012 regarding additional harbor clean-up activities. The United States District Court approved the settlement and entered the Supplemental Consent Decree on September 19, 2013.  On October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest of $4.0 million.  On March 26, 2014, we prepaid a second settlement installment of $110.8 million, plus accrued interest of $0.8 million on the remaining settlement amount through that date. In accordance with the terms of the settlement, we are obligated to pay the remaining balance of $122.1 million, plus interest, on September 21, 2015. We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11.8 million at March 31, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

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

We had total reserves of approximately $135.3 million and $138.1 million at March 31, 2014 and 2015, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $4.4 million and $127.2 million in accrued expenses at March 31, 2014 and 2015, respectively, and $131.0 million and $10.9 million in other non-current liabilities at March 31, 2014 and March 31, 2015, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property.  The parties agreed to a $1.2 million settlement of the action, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one aspect of that class action is still pending before the South Carolina Supreme Court; if resolved against AVX, it may result in additional litigation.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford.  This case relates to a former disposal site in the City of New Bedford located at Parker Street.  The City asserts that a predecessor company, Aerovox, among others, contributed to contamination at that site. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On October 16, 2014, a case was filed against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received a formal demand from the City in the amount of approximately $11.0 million related to activities by Aerovox. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation. This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. AVX believes it has meritorious defenses and intends to vigorously defend the case.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the very initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2015 as noted below.

			FY 2017 -	FY 2019 -
Contractual Obligations (in thousands)	Total	FY 2016	FY 2018	FY 2020	Thereafter
Operating Leases	$20,358	$5,257	$7,309	$6,120	$1,672
Plant and Equipment	$12,166	$11,827	$339	$-	$-

Table above does not include payments related to the settlement of the harbor disclosed above and in Note 12.

During the fiscal year ended March 31, 2015, we made contributions of $4.0 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by the Company are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2016 will be approximately $4.0 million.

During the fiscal year ended March 31, 2015, we made contributions of $2.1 million and $8.1 million to our U.S. and international defined benefit plans, respectively. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations. We expect to make contributions of approximately $7.2 million for our international defined benefit plans for the fiscal year ending March 31, 2016. We do not anticipate making contributions to the U.S. plans in fiscal 2016.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2015, we had no material outstanding purchase commitments.

We have a $6.8 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot reasonably estimate the amount or timing of cash payments that may be required to settle these liabilities beyond 2015. For additional information, refer to Note 9.

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

Environmental Compliance

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

Recent Accounting Pronouncements

In April 2014, the FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The implementation of this standard is not expected to have an impact on our consolidated financial statements upon adoption.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 11, 2015, Kyocera owned beneficially and of record 121,800,000 shares of AVX common stock, representing approximately 72% of our outstanding shares.

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

Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47.5 million and $43.9 million with operating profit of $1.9 million and $2.7 million for the fiscal years ended March 31, 2015 and March 31, 2014, respectively

One principal strategic advantage for AVX is our ability to produce a broad product offering to our customers. The inclusion of products manufactured by Kyocera in that product offering is a significant component of this advantage. In addition, the exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits AVX. An adverse change in our relationship with Kyocera could have a negative impact on our results of operations. AVX and Kyocera have executed several agreements that govern the foregoing transactions and which are described below.

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

For fiscal 2015,  our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $15.3 million in fiscal 2015.

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

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 47 of this report:

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2015.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2015, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors,  the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors”,  “Board of Directors – Governance”,  “Board of Directors – Meetings Held and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

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

10.2

Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2000).

*10.3

AVX Nonqualified Supplemental Retirement Plan Amended and Restated effective January 1, 2008 (the AVX Corporation SERP was merged into this plan effective January 1, 2005) (incorporated by reference to Exhibit 10.4 to the Annual Report on Form10-K of the Company for the year ended March 31, 2009).

*10.4	Amendment to AVX Nonqualified Supplemental Retirement Plan, effective December 15, 2014.
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

10.13	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company for year ended March 31, 2010).
10.14

Supplemental Consent Decree with Defendant AVX Corporation containing agreement among the Company, the United States Environmental Protection Agency and the Commonwealth of Massachusetts, dated October 10, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 11, 2012).

*10.15	AVX Corporation 2014 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10K/A of the Company for the year ended March 31, 2013).
*10.16	AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10K/A of the Company for the year ended March 31, 2013).
*10.17

Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2014 Stock Option Plan and AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2014).

*10.18	AVX Corporation 2014 Restricted Stock Unit Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the Securities and Exchange Commission on August 6, 2014.)
*10.19	AVX Corporation 2014 Management Incentive Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John Sarvis
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer	May 20, 2015
John Sarvis	(Principal Executive Officer)

/s/ Kurt P. Cummings	Vice President, Chief Financial Officer, Treasurer and Secretary	May 20, 2015
Kurt P. Cummings	(Principal Financial Officer and Principal Accounting Officer)

*
Kazuo Inamori	Chairman Emeritus of the Board	May 20, 2015
*
Tetsuo Kuba	Director	May 20, 2015
*
Goro Yamaguchi	Director	May 20, 2015
*
Tatsumi Maeda	Director	May 20, 2015
*
Shoichi Aoki	Director	May 20, 2015
*
Donald B. Christiansen	Director	May 20, 2015
*
David DeCenzo	Director	May 20, 2015
*
Joseph Stach	Director	May 20, 2015

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated.

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$460,674	$381,605
Short-term investments in securities	413,615	461,901
Accounts receivable - trade, net	206,417	186,615
Accounts receivable - affiliates	2,028	2,377
Inventories	550,518	535,912
Income taxes receivable	71,346	67,504
Deferred income taxes	31,896	76,963
Prepaid and other	32,229	31,675
Total current assets	1,768,723	1,744,552
Long-term investments in securities	25,000	150,029
Property and equipment, net	235,725	199,842
Goodwill	213,051	213,051
Intangible assets, net	67,735	62,587
Deferred income taxes - non-current	65,524	79,276
Other assets	9,230	9,678
Total Assets	$2,384,988	$2,459,015
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$49,576	$35,290
Accounts payable - affiliates	45,058	40,753
Income taxes payable	2,956	4,450
Deferred income taxes	952	424
Accrued payroll and benefits	38,867	38,952
Accrued expenses	24,525	146,440
Total current liabilities	161,934	266,309
Pensions	18,267	22,520
Deferred income taxes - non-current	5,453	5,770
Other liabilities	151,649	32,453
Total non-current liabilities	175,369	60,743
Total Liabilities	337,303	327,052
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,221 and 168,190 shares for 2014 and 2015, respectively
Additional paid-in capital	351,708	352,996
Retained earnings	1,789,856	1,948,476
Accumulated other comprehensive income (loss)	8,126	(66,665)
Treasury stock, at cost,	(103,769)	(104,608)
8,148 and 8,178 shares for 2014 and 2015, respectively
Total Stockholders' Equity	2,047,685	2,131,963
Total Liabilities and Stockholders' Equity	$2,384,988	$2,459,015

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2014	2015
Net sales	$1,414,400	$1,442,604	$1,353,228
Cost of sales	1,150,630	1,163,770	1,024,659
Gross profit	263,770	278,834	328,569
Selling, general and administrative expenses	117,365	119,670	115,820
Environmental charges	266,250	-	-
Profit (loss) from operations	(119,845)	159,164	212,749
Other income (expense):
Interest income	7,021	4,899	4,554
Interest expense	(2,262)	(2,432)	(978)
Other, net	1,764	1,726	2,274
Income (loss) before income taxes	(113,322)	163,357	218,599
Provision for (benefit from) income taxes	(49,010)	36,320	(7,272)
Net income (loss)	$(64,312)	$127,037	$225,871

Income (loss) per share:
Basic	$(0.38)	$0.75	$1.34
Diluted	$(0.38)	$0.75	$1.34

Dividends declared	$0.3125	$0.3650	$0.4100
Weighted average common shares outstanding:
Basic	169,124	168,473	168,148
Diluted	169,124	168,658	168,402

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended March 31,
	2013	2014	2015
Net income (loss)	$(64,312)	$127,037	$225,871
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(10,249)	4,670	(64,734)
Foreign currency cash flow hedges adjustment	356	933	(2)
Pension liabilities adjustment	(13,801)	6,854	(7,494)
Other post-employment obligations	-	-	(2,561)
Other comprehensive income (loss), net of income taxes	(23,694)	12,457	(74,791)
Comprehensive income (loss)	$(88,006)	$139,494	$151,080

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT MARCH 31, 2012	169,601	$1,764	$(87,988)	$349,474	$1,838,140	$19,363	$2,120,753
Net loss	-	-	-	-	(64,312)	-	(64,312)
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(23,694)	(23,694)
Dividends of $0.30 per share					(50,758)		(50,758)
Stock-based
compensation expense	-	-	-	1,358	-	-	1,358
Stock option activity	16	-	204	(49)	-	-	155
Tax benefit of stock
option exercises	-	-	-	8	-	-	8
Treasury stock purchased	(984)	-	(10,580)	-	-	-	(10,580)
BALANCE AT MARCH 31, 2013	168,633	$1,764	$(98,364)	$350,791	$1,723,070	$(4,331)	$1,972,930
Net income	-	-	-	-	127,037	-	127,037
Other comprehensive
income, net of income taxes	-	-	-	-	-	12,457	12,457
Dividends of $0.37 per share	-	-	-	-	(60,251)	-	(60,251)
Stock-based
compensation expense	-	-	-	1,363	-	-	1,363
Stock option activity	387	-	4,915	(672)	-	-	4,243
Tax benefit of stock
option exercises	-	-	-	226	-	-	226
Treasury stock purchased	(799)	-	(10,320)	-	-	-	(10,320)
BALANCE AT MARCH 31, 2014	168,221	$1,764	$(103,769)	$351,708	$1,789,856	$8,126	$2,047,685
Net income	-	-	-	-	225,871	-	225,871
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(74,791)	(74,791)
Dividends of $0.40 per share	-	-	-	-	(67,251)	-	(67,251)
Stock-based
compensation expense	-	-	-	1,456	-	-	1,456
Stock option activity	495	-	6,318	(642)	-	-	5,676
Tax benefit of stock
option exercises	-	-	-	474	-	-	474
Treasury stock purchased	(525)	-	(7,157)	-	-	-	(7,157)
BALANCE AT MARCH 31, 2015	168,191	$1,764	$(104,608)	$352,996	$1,948,476	$(66,665)	$2,131,963

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2013	2014	2015
OPERATING ACTIVITIES:
Net income (loss)	$(64,312)	$127,037	$225,871
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,871	50,209	42,214
Stock-based compensation expense	1,358	1,363	1,456
Deferred income taxes	(76,408)	70,726	(58,387)
Loss on disposal of property, plant & equipment, net of retirements	219	174	42
Changes in operating assets and liabilities:
Accounts receivable	14,625	(7,639)	18,773
Inventories	17,586	9,778	(3,005)
Accounts payable and accrued expenses	45,224	(169,535)	115,401
Income taxes	(12,433)	1,165	3,336
Other assets	887	(42,535)	(23,939)
Other liabilities	221,178	(111,380)	(124,173)
Net cash provided by (used in) operating activities	194,795	(70,637)	197,589
INVESTING ACTIVITIES:
Purchases of property and equipment	(43,705)	(26,805)	(26,599)
Purchase of business, net of cash acquired	(79,608)	(1,600)	-
Purchases of investment securities	(675,394)	(663,816)	(1,064,254)
Redemptions of investment securities	755,610	801,542	886,656
Proceeds from property, plant & equipment dispositions	1,851	795	88
Other investing activities	(170)	-	-
Net cash provided by (used in) investing activities	(41,416)	110,116	(204,109)
FINANCING ACTIVITIES:
Dividends paid	(50,758)	(60,251)	(67,251)
Purchase of treasury stock	(10,580)	(10,320)	(7,157)
Proceeds from exercise of stock options	155	4,243	5,676
Excess tax benefit from stock-based payment arrangements	8	226	474
Net cash used in financing activities	(61,175)	(66,102)	(68,258)
Effect of exchange rate changes on cash	(764)	573	(4,291)
Increase (decrease) in cash and cash equivalents	91,440	(26,050)	(79,069)
Cash and cash equivalents at beginning of period	395,284	486,724	460,674
Cash and cash equivalents at end of period	$486,724	$460,674	$381,605

 See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1. Summary of Significant Accounting Policies:

General:

AVX Corporation is a leading worldwide manufacturer and supplier and reseller of a broad line of passive electronic components and interconnect products. Our consolidated financial statements of AVX Corporation (“AVX” or “the Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”). As of March 31, 2015, Kyocera owned approximately 72% of our outstanding shares of common stock.

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

During fiscal 2014, we determined there was an error in the calculation of deferred taxes primarily related to property, plant and equipment. As a result, in fiscal 2014, we recorded an increase in deferred tax assets of $4,428 with a corresponding decrease in income tax expense. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to the fiscal 2014 and prior year’s financial statements.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double‑declining balance method. Buildings are depreciated on the straight‑line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years.  Depreciation expense was $42,480, $43,731 and $37,073 for the fiscal years ended March 31, 2013, 2014 and 2015, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit. If the sum of the discounted cash flows (excluding interest) is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2013, 2014, or 2015.

During the year ended March 31, 2014, goodwill increased due to the final purchase accounting adjustments of the Asia Tantalum acquisition, as well as an increase of $12,240 for an out-of-period adjustment (described above) and the effects of foreign currency translation.

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $4,391,  $6,478, and $5,141 for the fiscal years ended March 31, 2013, 2014, and 2015, respectively.

	March 31, 2014		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(18,417)	$51,000	$(21,250)
Developed technology and other	13,231	(10,379)	13,231	(10,994)
Trade name and trademarks	34,000	(1,700)	34,000	(3,400)
Total	$98,231	$(30,496)	$98,231	$(35,644)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2016	$5,032
2017	5,032
2018	4,963
2019	4,886
2020	4,841
Thereafter	37,833

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $7,150, $10,514, and $11,951 for the fiscal years ended March 31, 2013, 2014, and 2015, respectively. Engineering expenses are included in cost of sales and selling, general, and administrative expenses as follows:

	Fiscal Year Ended March 31,
	2013	2014	2015
Engineering expense:
Cost of sales	$22,876	$15,726	$13,439
Selling, general, and administrative expense	441	-	-
Total engineering expense	$23,317	$15,726	$13,439

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

Treasury Stock:

Our Board of Directors have approved stock repurchase authorizations in 2005 and 2007 whereby up to 10,000 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 984 shares were purchased during the fiscal year ended March 31, 2013,  799 shares were purchased during the fiscal year ended March 31, 2014, and 525 shares were purchased during the fiscal year ended March 31, 2015. We purchased 203 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2015. As of March 31, 2015, we had in treasury 8,178 common shares at a cost of $104,608.  There are 4,185 shares that may yet be purchased under this the 2007 authorization.

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

New Accounting Standards:

In April 2014, the FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The implementation of this standard is not expected to have an impact on our consolidated financial statements upon adoption.

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

The table below represents the basic and diluted earnings per share, calculated using the weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2013, 2014, and 2015:

	Fiscal Year Ended March 31,
	2013	2014	2015
Net income (loss)	(64,312)	$127,037	$225,871
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	169,124	168,473	168,148
Basic earnings (loss) per share	$(0.38)	$0.75	$1.34
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	169,124	168,473	168,148
Effect of stock options	-	185	254
Weighted Average Shares used in Computing Diluted EPS (1)	169,124	168,658	168,402
Diluted earnings (loss) per share	$(0.38)	$0.75	$1.34

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 3,847 shares, 2,942 shares, and 2,309 shares for the fiscal years ended March 31, 2013, 2014, and 2015, respectively. In addition, 50 shares of common stock equivalents that would have been dilutive if we had income were excluded from the computation of diluted earnings per share due to the Company’s net loss position for the fiscal year ended March 31, 2013.

3.  Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2013		2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(10,249)	$(10,249)	$4,670	$4,670	$(64,734)	$(64,734)
Foreign currency cash flow hedges adjustment	413	356	1,149	933	10	(2)
Pension liability adjustment	(18,600)	(13,801)	9,791	6,854	(9,930)	(7,494)
Other post-employment obligations	-	-	-	-	(2,561)	(2,561)
Other comprehensive income (loss)	$(28,436)	$(23,694)	$15,610	$12,457	$(77,215)	$(74,791)

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2014	2015
Foreign currency translation adjustment	$50,748	$(13,986)
Foreign currency cash flow hedges adjustment	184	182
Pension liability adjustment	(42,806)	(50,300)
Other post-employment obligations	-	(2,561)
Accumulated other comprehensive income (loss)	$8,126	$(66,665)

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

During the fiscal years ended March 31, 2013, 2014, and 2015, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	564	-	564	-
Total	$8,479	$7,915	$564	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,915	$7,915	$-	$-
Foreign currency derivatives(2)	433	-	433	-
Total	$8,348	$7,915	$433	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,279	-	1,279	-
Total	$9,915	$8,636	$1,279	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,170	-	1,170	-
Total	$9,806	$8,636	$1,170	$-

 (1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other in the March 31, 2014 and 2015 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss).  Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2014 and 2015, all of our forward contracts have been designated as Level 2 measurements.

5. Accounts Receivable:

	Fiscal Year Ended March 31,
	2014	2015
Trade	$230,321	$209,838
Less:
Allowances for doubtful accounts	410	659
Ship from stock and debit and stock rotation	17,138	16,378
Sales returns and discounts	6,356	6,186
Total allowances	23,904	23,223
	$206,417	$186,615

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Fiscal Year Ended March 31,
	2013	2014	2015
Allowances for doubtful accounts:
Beginning Balance	$720	$705	$410
Charges	127	43	704
Applications	(142)	(338)	(455)
Ending Balance	$705	$410	$659

	Fiscal Year Ended March 31,
	2013	2014	2015
Ship from stock and debit and stock rotation:
Beginning Balance	$14,327	$14,771	$17,138
Charges	34,305	40,676	33,634
Applications	(33,861)	(38,309)	(34,394)
Translation and other	-	-	-
Ending Balance	$14,771	$17,138	$16,378

	Fiscal Year Ended March 31,
	2013	2014	2015
Sales returns and discounts:
Beginning Balance	$7,179	$5,486	$6,356
Charges	18,477	22,608	20,524
Applications	(20,129)	(21,782)	(20,468)
Translation and other	(41)	44	(226)
Ending Balance	$5,486	$6,356	$6,186

6. Inventories:

	Fiscal Year Ended March 31,
	2014	2015
Finished goods	$109,053	$102,212
Work in process	109,315	106,627
Raw materials and supplies	332,150	327,073
	$550,518	$535,912

7. Property and Equipment:

	Fiscal Year Ended March 31,
	2014	2015
Land	$43,325	$37,461
Buildings and improvements	348,168	294,577
Machinery and equipment	1,233,914	1,128,683
Construction in progress	11,389	7,216
	1,636,796	1,467,937
Accumulated depreciation	(1,401,071)	(1,268,095)
	$235,725	$199,842

8.  Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries. As of March 31, 2015,  we believe that our credit risk exposure is not significant.

At March 31, 2014 and 2015 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	$-	$-	$-	$-
Corporate bonds	40,838	75	-	40,913
Time deposits	372,777	245	-	373,022
Long-term investments:
Corporate bonds	25,000	13	-	25,013
	$438,615	$333	$-	$438,948

	As of March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial Paper	$34,493	$-	$(13)	$34,480
Corporate bonds	2,517	-	-	2,517
Time deposits	424,891	227	-	425,118
Long-term investments:
Corporate bonds	150,029	51	(53)	150,027
	$611,930	$278	$(66)	$612,142

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2015, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$461,901	$462,115
Due after one year through five years	150,029	150,027
Total	$611,930	$612,142

9. Income Taxes:

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year Ended March 31,
	2013	2014	2015
Domestic	$(192,584)	$83,837	$114,333
Foreign	79,262	79,520	104,266
	$(113,322)	$163,357	$218,599

The provision for (benefit from) income taxes consisted of:

	Fiscal Year Ended March 31,
	2013	2014	2015
Current:
Federal/State	$19,116	$(53,100)	$27,620
Foreign	9,712	18,325	22,189
	28,828	(34,775)	49,809
Deferred:
Federal/State	(81,632)	72,028	(5,684)
Foreign	3,794	(933)	(51,397)
	(77,838)	71,095	(57,081)
	$(49,010)	$36,320	$(7,272)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	As of March 31,
	2014		2015
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,387	$50	$8,452	$-
Inventory reserves	14,530	1,320	14,376	356
Accrued expenses and other	13,286	112	57,881	80
Sub total	36,203	1,482	80,709	436
Less: valuation allowances	(3,780)	-	(3,734)	-
Total Current	$32,423	$1,482	$76,975	$436

	As of March 31,
	2014		2015
Non-current:	Assets	Liabilities	Assets	Liabilities
Depreciation and amortization	$11,768	$8,618	$9,928	$10,144
Foreign branch goodwill amortization	-	10,454	-	-
Pension obligations	14,944	7,824	17,348	7,936
Accrued expenses	50,303	-	7,928	-
Other, net	3,017	36	4,160	51
Net operating loss and tax credit carry forwards	101,995	-	75,746	-
Sub total	182,027	26,932	115,110	18,131
Less: valuation allowances	(95,021)	-	(23,473)	-
Total Non-current	$87,006	$26,932	$91,637	$18,131

	As of March 31,
	2014	2015
Assets, net of valuation allowances	$119,429	$168,612
Liabilities	(28,414)	(18,567)
Net deferred income tax assets	$91,015	$150,045

	As of March 31,
	2013	2014	2015
Valuation allowance beginning balance	$72,781	91,541	98,801
Charged to costs and expenses	3,651	1,227	(1,910)
Additions	19,479	-	-
Releases	-	-	(50,111)
Translation and other	(4,370)	6,033	(19,573)
Valuation allowance ending balance	$91,541	$98,801	$27,207

Amounts included in our consolidated balance sheets:

	As of March 31,
	2014	2015
Current assets	$31,896	$76,963
Current liabilities	(952)	(424)
Noncurrent assets	65,524	79,276
Noncurrent liabilities	(5,453)	(5,770)
Net deferred income tax assets	$91,015	$150,045

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2013	2014	2015
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.4	0.6	0.6
Effect of foreign operations	10.1	(7.6)	(6.0)
Change in valuation allowance	0.1	0.9	(22.4)
Deemed dividends from subsidiaries	(4.6)	2.8	1.8
Deduction for domestic production activities	2.4	-	(1.3)
Utilization of foreign tax credits	2.6	(1.7)	(1.2)
Branch accounting restructuring	-	-	(6.5)
Change in uncertain tax positions	-	(3.8)	(0.6)
Adjustment of prior year balances	-	(2.3)	-
Other, net	(3.8)	(1.7)	(2.7)
Effective tax rate	43.2%	22.2%	-3.3%

At March 31, 2015, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, China, and Japan had tax net operating loss carry forwards totaling approximately $224,104 of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, Israel, China, and Japan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances increased (decreased) $18,761, $7,250, and $(71,583) during the years ended March 31, 2013, 2014, and 2015, respectively, as a result of changes in the net operating losses of the subsidiaries in the countries mentioned above. The decrease in valuation allowance during the year ended March 31, 2015 was also due to the reversal of valuation allowances of $49,969 related to the future utilization of NOLs totaling $149,922 at a French subsidiary. The related tax benefits upon utilization of the NOLs are un-expiring; however, they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOLs could take an extended period of time to realize and are dependent upon the French subsidiary’s continuing profitability.

At the present time, we expect that cash and profits generated by our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  The amount of U.S. taxes on such undistributed earnings as of March 31, 2014 and 2015 would have been $180,960 and $186,676, respectively.

Income taxes paid totaled $43,920, $27,514 and $56,389 during the years ended March 31, 2013, 2014 and 2015, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the tax years 2011 and forward in the United States, 2011 and forward in Germany, 2009 and forward in Hong Kong, and 2009 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2012	$13,156
Additions for tax positions of prior years	1,068
Additions for tax positions in current period	400
Reductions for tax positions of prior years	(12)
Reductions due to expiration of statutes	(38)
Reductions due to settlements with taxing authorities	(372)
Balance at March 31, 2013	$14,202
Additions for tax positions of prior years	615
Additions for tax positions in current period	75
Reductions for tax positions of prior years	(1,124)
Reductions due to expiration of statutes	(5,521)
Reductions due to settlements with taxing authorities	(164)
Balance at March 31, 2014	$8,083
Additions for tax positions of prior years	564
Additions for tax positions in current period	257
Reductions for tax positions of prior years	(55)
Reductions due to expiration of statutes	(1,687)
Reductions due to settlements with taxing authorities	(386)
Balance at March 31, 2015	$6,776

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2014 and 2015, we had accrued interest and penalties related to uncertain tax positions of $1,155 and $1,234, respectively. During the year ended March 31, 2014 and 2015, we recognized $(471) and $88, respectively, in interest and penalties.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $8,083 and $6,776 at March 31, 2014 and 2015, respectively. This amount excludes the accrual for estimated interest discussed above.

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

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in a decrease in recorded pension liabilities by $17,646 during the fiscal year ended March 31, 2014, and an increase in recorded pension liabilities by $4,145 during the fiscal year ended March 31, 2015.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2014 and 2015 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2014	2015	2014	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$40,315	$39,282	$162,691	$169,575
Service cost	466	196	1,017	903
Interest cost	1,560	1,588	6,902	6,238
Plan participants' contributions	-	-	85	49
Actuarial loss (gain)	(1,181)	6,036	(8,008)	25,376
Benefits paid	(1,878)	(1,859)	(6,660)	(6,164)
Foreign currency exchange rate changes	-	-	13,548	(19,038)
Benefit obligation at end of year	$39,282	$45,243	$169,575	$176,939
Change in plan assets:
Fair value of plan assets at beginning of year	$34,922	$36,058	$131,637	$153,998
Actual return on assets	3,014	1,401	8,660	21,913
Employer contributions	-	2,116	9,126	8,074
Plan participants' contributions	-	-	85	49
Benefits paid	(1,878)	(1,859)	(6,660)	(6,164)
Foreign currency exchange rate changes	-	-	11,150	(16,350)
Fair value of plan assets at end of year	36,058	37,716	153,998	161,520
Funded status	$(3,224)	$(7,527)	$(15,577)	$(15,419)

The accumulated benefit obligation at March 31, 2014 and 2015 was $208,767 and $222,076 respectively.

At March 31, 2015, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit plans and all but one of the international defined benefit plans.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2014	2015
Assumptions:
Discount rates	1.0-4.5%	0.5-3.5%
Increase in compensation	3.9%	3.4%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2014 and 2015 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2014 and 2015.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2014	2015	2014	2015
Beginning balance	$14,104	$10,953	$52,703	$45,461
Net loss (gain) incurred during the year	(2,015)	6,844	(9,826)	11,391
Amortization of net loss (gain)	(1,136)	(804)	(2,613)	(1,885)
Amortization of prior service cost	-	-	-	-
Foreign currency exchange	-	-	5,197	(5,347)
	$10,953	$16,993	$45,461	$49,620

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income (loss) at March 31, 2014 and 2015) are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2014 (1)	2015 (2)	2014 (1)	2015 (2)
Unrecognized net actuarial loss	$6,996	$10,876	$35,775	$39,424
Unamortized prior service cost	-	-	-	-
	$6,996	$10,876	$35,775	$39,424

(1) Amounts in the above table as of March 31, 2014 are net of $3,957 and $9,686 tax benefit for the U.S. Plans and for the International Plans, respectively.

(2) Amounts in the above table as of March 31, 2015 are net of $6,117 and $10,219 tax benefit for the U.S. Plans and for the International Plans, respectively.

The March 31, 2015 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2016 is $1,551 for the U.S. Plans and $2,119 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2013	2014	2015
Service cost	$954	$1,473	$1,175
Interest cost	7,957	8,176	8,361
Expected return on plan assets	(8,333)	(9,022)	(10,137)
Amortization of prior service cost	7	-	-
Recognized actuarial loss	2,563	3,749	2,689
Net periodic pension cost	$3,148	$4,376	$2,088

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2013	2014	2015
Assumptions:
Discount rates	1.0-5.0%	1.0-4.2%	1.0-4.5%
Increase in compensation	3.8%	3.9%	3.9%
Expected long-term rate of return on plan assets	1.4-7.3%	1.4-7.3%	1.4-7.3%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased 0.3% from March 31, 2014 to March 31, 2015.

The fair value of pension assets at March 31, 2014 and 2015 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$147	$147	$-	$-
Pooled Separate Accounts	32,806	-	32,806	-
Guaranteed Deposit Account	3,105	-	3,105	-

International Defined Benefit Plan Assets:
Cash	689	689	-	-
Depository Account	8,389	8,389	-	-
Pooled Separate Accounts	144,920	-	144,920	-
Total	$190,056	$9,225	$180,831	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$148	$148	$-	$-
Pooled Separate Accounts	28,738	-	28,738	-
Guaranteed Deposit Account	8,830	-	8,830	-

International Defined Benefit Plan Assets:
Cash	362	362	-	-
Depository Account	7,464	7,464	-	-
Pooled Separate Accounts	153,694	-	153,694	-
Total	$199,236	$7,974	$191,262	$-

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

Our pension plans’ weighted average asset allocations at March 31, 2014 and 2015, by asset category are as follows:

	As of March 31, 2014		As of March 31, 2015
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	51%	43%	56%	42%
Debt securities	40%	51%	20%	53%
Other	9%	6%	24%	5%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations. We expect to make contributions of approximately $7,200 to the international plans in fiscal 2016 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2016	$1,952	$5,856
2017	2,023	5,982
2018	2,109	6,106
2019	2,239	6,234
2020	2,347	6,360
2021-2025	12,923	33,712

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by us are discretionary and are determined by our Board of Directors each year. Our contributions to the savings plans in the United States and Europe for the fiscal years ended March 31, 2013, 2014 and 2015 were approximately $4,145, $4,074, and $4,000, respectively.

We  also sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by us. The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust. The value of the participants’ balances fluctuate based on the performance of the investments. The market value of the trust at March 31, 2014 and 2015 of $7,915 and $8,636, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

11.  Stock Based Compensation:

We have six fixed stock option plans. Under the 1995 Stock Option Plan, as amended, we could grant options to employees for the purchase of up to an aggregate of 9,300 shares of common stock. Under the Non‑Employee Directors’ Stock Option Plan, as amended, we could grant options for the purchase of up to an aggregate of 650 shares of common stock. No awards were made under these two plans after August 1, 2005. Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non‑Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  In July of 2013, the Board and the Company’s shareholders approved the adoption of the 2014 Stock Option Plan, under which we could grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock as well as the 2014 Non-Employee Directors’ Stock Option Plan, under which we could grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years. Options granted under the  1995 Stock Option Plan, 2004 Stock Option Plan, and the 2014 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors’ Stock Option Plan, 2004 Non‑Employee Directors’ Stock Option Plan, and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually. Requisite service periods related to all plans begin on the grant date.  As of March 31, 2015, there were 21,435 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	4,171	$13.34	-	-
Options granted	513	13.32	-	-
Options exercised	(495)	11.47	-	$1,376
Options cancelled/forfeited	(607)	14.28	-	106
Outstanding at March 31, 2015	3,582	$13.45	5.31	$4,859

Exercisable at March 31, 2015	2,630	$13.82	4.26	$3,064

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $27, $654, and $1,376 for fiscal years ended March 31, 2013, 2014, and 2015, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2015 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2014	1,273	$2.44
Options granted	513	2.75
Options cancelled/forfeited	(97)	2.50
Options vested	(737)	2.57
Unvested balance at March 31, 2015	952	$2.50

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $842 and $778 as of March 31, 2014 and 2015, respectively. The total aggregate fair value of options vested is $1,552, $1,365, and $1,894 for fiscal years ended March 31, 2013, 2014, and 2015, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.09, $2.25, and $2.75 per option during fiscal years ended March 31, 2013, 2014, and 2015, respectively. The consolidated statement of operations includes $957, net of $515 of tax benefit, in stock-based compensation expense for fiscal 2015.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility. We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the fiscal year ended March 31, 2015 was 7.3%. The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2013	2014	2015
	Grants	Grants	Grants
Expected life (years)	6	6	6
Interest rate	1.0%	1.0%	2.0%
Volatility	28%	29%	27%
Dividend yield	2.8%	3.1%	2.9%

12. Commitments and Contingencies:

We are a lessee under long‑term operating leases primarily for office space, plant and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2015, were as follows:

Fiscal Year ended March 31,
2016	$5,257
2017	4,105
2018	3,204
2019	3,073
2020	3,047
Thereafter	1,672

Rental expense for operating leases was $7,382, $7,333, and $6,759 for the fiscal years ended March 31, 2013, 2014, and 2015, respectively.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2015, we had no significant outstanding purchase commitments.

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

On October 10, 2012, the EPA, the United States, the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth (the “harbor”). That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of a  1992 Consent Decree regarding clean-up of the harbor, including elimination of the governments’ right to invoke certain clean-up reopener provisions in the 1992 Consent Decree in the future. Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. The settlement also required the EPA to withdraw the Unilateral Administrative Order (the “UAO”) that was issued on April 18, 2012 regarding additional clean-up activities. The United States District Court approved the settlement and entered the Supplemental Consent Decree on September 19, 2013. On October 18, 2013, we paid the initial settlement installment of $133,350, plus accrued interest of $3,954.  On March 26, 2014, we prepaid a second settlement installment of $110,817,  plus accrued interest of $822 on the remaining settlement amount through that date. In accordance with the terms of the settlement, we are obligated to pay the remaining balance of $122,083, plus interest, on September 21, 2015. We have the option to prepay any portion of the remaining settlement balance at any time prior to the due date.

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,845 at March 31, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $135,336 and $138,146 at March 31, 2014 and 2015, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $4,354 and $127,246 in accrued expenses at March 31, 2014 and 2015, respectively, and $130,983 and $10,900 in other non-current liabilities at March 31, 2014 and March 31, 2015, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

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

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a $1,200 settlement of the action, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one aspect of that class action is still pending before the South Carolina Supreme Court; if resolved against AVX, it may result in additional litigation.

On March 1, 2010, AVX was named as a third party defendant in a case filed in Massachusetts Superior Court captioned DaRosa v. City of New Bedford. This case relates to a former disposal site in the City of New Bedford located at Parker Street. The City asserts that a predecessor company, Aerovox, among others, contributed to contamination at that site. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On October 16, 2014, a case was filed against AVX in Massachusetts Superior Court by the City of New Bedford arising from contamination at the City’s New Bedford Railyard. AVX had previously received a formal demand from the City in the amount of approximately $11,000 related to activities by Aerovox. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation. This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. AVX believes it has meritorious defenses and intends to vigorously defend the case.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the very initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our results of operations. At March 31, 2014 and 2015, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2014	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$548	Accrued expenses	$332

March 31, 2015	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,090	Accrued expenses	$864

For these derivatives designated as hedging instruments, during fiscal 2013, 2014, and 2015, net pre-tax gains (losses) of $(4,432), $(3,567), and $(2,133), respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2013, 2014, and 2015, net pretax gains (losses) of $(7,448), $(5,140), and $(11,040), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $2,971, $509 and $8,725, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2014 and 2015, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2014	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$16	Accrued expenses	$101

March 31, 2015	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$189	Accrued expenses	$306

For these derivatives not designated as hedging instruments during fiscal 2013, 2014, and 2015, gains (losses) of $(227), $(3,462), and $(4,392), respectively, were recognized in other expense, which partially offset the  $1,022, $4,035 and $5,006 in exchange gains (losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2014 and 2015, we had outstanding foreign exchange contracts with notional amounts totaling $202,865 and $205,911, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

14.  Transactions With Affiliate:

Our business includes certain transactions with our majority shareholder, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2013	2014	2015
Sales:
Product and equipment sales to affiliates	$12,804	$20,530	$28,723
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	419,472	322,570	272,679
Other:
Dividends paid	36,540	43,544	48,720

    Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $41,314,  $43,858 and $47,513 with operating profit of $2,591, $2,720 and $1,944 for the fiscal years ended March 31, 2013 and March 31, 2014 and March 31, 2015, respectively.

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

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2013	2014	2015
Ceramic Components	$173,315	$193,978	$202,719
Tantalum Components	330,209	394,119	355,974
Advanced Components	346,543	357,900	359,315
Total Passive Components	850,067	945,997	918,008
KDP and KCD Resale	377,707	293,048	229,869
KCP Resale Connectors	61,809	64,680	70,741
Total KED Resale	439,516	357,728	300,610
Interconnect	124,817	138,879	134,610
Total Revenue	$1,414,400	$1,442,604	$1,353,228

	Fiscal Year Ended March 31,
	2013	2014	2015
Operating profit (loss):
Passive components	$145,870	$165,441	$217,706
KED Resale	17,659	18,074	21,010
Interconnect	25,042	27,689	28,072
Corporate activities	(308,416)	(52,040)	(54,039)
Total	$(119,845)	$159,164	$212,749

	Fiscal Year Ended March 31,
	2013	2014	2015
Depreciation and amortization:
Passive components	$34,317	$32,662	$29,394
KED Resale	272	169	104
Interconnect	5,885	6,863	5,921
Corporate activities	6,397	10,515	6,795
Total	$46,871	$50,209	$42,214

	As of March 31,
	2014	2015
Assets:
Passive components	$744,821	$742,543
KED Resale	43,872	39,900
Interconnect	51,012	46,111
Cash, A/R and S/T and L/T investments	1,107,734	1,182,527
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	224,498	234,883
Total	$2,384,988	$2,459,015

	Fiscal Year Ended March 31,
	2013	2014	2015
Capital expenditures:
Passive components	$29,029	$22,764	$21,452
KED Resale	30	114	4
Interconnect	12,598	3,269	4,899
Corporate activities	2,048	658	244
Total	$43,705	$26,805	$26,599

During the fiscal years ended March 31, 2015 and March 31, 2014, no customers accounted for more than 10% of the Company’s sales. One customer accounted for 13% of net sales during the fiscal year ended March 31, 2013. As of March 31, 2015 and March 31, 2014, one customer represented 15% of the Company’s accounts receivable balance.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets. Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2013	2014	2015
Net sales:
Americas	$390,152	$404,446	$402,209
Europe	351,603	379,183	388,747
Asia	672,645	658,975	562,272
Total	$1,414,400	$1,442,604	$1,353,228

Property, plant and equipment, net:
Americas	$103,177	$89,086	$81,787
Europe	98,279	92,430	68,442
Asia	56,808	54,209	49,613
Total	$258,264	$235,725	$199,842

1.

16.  Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2014 and 2015 is as follows:

	First Quarter		Second Quarter
	2014	2015	2014	2015
Net sales	$369,379	$350,589	$375,785	$365,405
Gross profit	68,271	85,177	71,525	87,773
Net income	27,657	40,771	28,816	44,621
Basic earnings per share	0.16	0.24	0.17	0.27
Diluted earnings per share	0.16	0.24	0.17	0.27

	Third Quarter		Fourth Quarter
	2014	2015	2014	2015
Net sales	$346,211	$321,687	$351,229	$315,547
Gross profit	67,766	78,677	71,272	76,942
Net income	31,434	38,953	39,130	101,526
Basic earnings per share	0.19	0.23	0.23	0.60
Diluted earnings per share	0.19	0.23	0.23	0.60

     Results for the quarter ended March 31, 2015 include $67,153 or $0.40 per diluted share of one-time income tax benefits primarily attributable to the reversal of valuation allowances related to the future utilization of net operating loss carryforwards in our European operations and tax benefits related to the restructuring of foreign subsidiaries in the fourth quarter.

17.  Subsequent Events:

On May 14,  2015, our Board of Directors declared a $0.105 dividend per share of common stock for the quarter ended March 31, 2015. The dividend will be paid to stockholders of record on June 5, 2015 and will be disbursed on June 19, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

May 20, 2015