Form 10-Q
period 2015-06-30
AVX Corp
filed 2015-08-05
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock, par value $0.01 per share	167,989,918

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$381,605	$322,441
Short-term investments in securities	461,901	497,655
Accounts receivable - trade, net	186,615	170,673
Accounts receivable - affiliates	2,377	1,570
Inventories	535,912	530,649
Income taxes receivable	67,504	73,646
Deferred income taxes	76,963	32,335
Prepaid and other	31,675	30,620
Total current assets	1,744,552	1,659,589
Long-term investments in securities	150,029	115,918
Property and equipment, net	199,842	200,969
Goodwill	213,051	213,051
Intangible assets, net	62,587	61,329
Deferred income taxes - non-current	79,276	81,877
Other assets	9,678	10,002
Total Assets	$2,459,015	$2,342,735
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$35,290	$35,373
Accounts payable - affiliates	40,753	26,723
Income taxes payable	4,450	9,707
Deferred income taxes	424	431
Accrued payroll and benefits	38,952	34,672
Accrued expenses	146,440	23,129
Total current liabilities	266,309	130,035
Pensions	22,520	18,921
Deferred income taxes - non-current	5,770	6,151
Other liabilities	32,453	32,902
Total Liabilities	327,052	188,009
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,190 and 167,990 shares at March 31, 2015 and June 30, 2015, respectively	1,764	1,764
Additional paid-in capital	352,996	353,640
Retained earnings	1,948,476	1,966,458
Accumulated other comprehensive income (loss)	(66,665)	(59,636)
Treasury stock, at cost:
8,178 and 8,378 shares at March 31, 2015 and June 30, 2015, respectively	(104,608)	(107,500)
Total Stockholders' Equity	2,131,963	2,154,726
Total Liabilities and Stockholders' Equity	$2,459,015	$2,342,735

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2015
Net sales	$350,589	$300,516
Cost of sales	265,412	223,342
Gross profit	85,177	77,174
Selling, general and administrative expenses	29,624	28,508
Profit from operations	55,553	48,666
Other income (expense):
Interest income	1,103	1,110
Other, net	(385)	406
Income before income taxes	56,271	50,182
Provision for income taxes	15,500	14,553
Net income	$40,771	$35,629

Income per share:
Basic	$0.24	$0.21
Diluted	$0.24	$0.21

Dividends declared (per share)	$0.095	$0.105
Weighted average common shares outstanding:
Basic	168,156	168,091
Diluted	168,395	168,372

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	June 30,
	2014	2015
Net income	$40,771	$35,629
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(3,266)	7,505
Foreign currency cash flow hedges adjustment	98	(474)
Pension liability adjustment	74	(2)
Other comprehensive income (loss), net of income taxes	(3,094)	7,029
Comprehensive income	$37,677	$42,658

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended
	June 30,
	2014	2015
Operating Activities:
Net income	$40,771	$35,629
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,438	10,045
Stock-based compensation expense	672	645
Deferred income taxes	3,772	11,997
Gain on disposal of property and equipment	(8)	(38)
Changes in operating assets and liabilities:
Accounts receivable	2,866	16,566
Inventories	6,761	6,611
Accounts payable and accrued expenses	(1,506)	(137,698)
Income taxes payable	5,401	5,292
Other assets	6,649	25,700
Other liabilities	1,796	(5,772)
Net cash provided by (used in) operating activities	77,612	(31,023)

Investing Activities:
Purchases of property and equipment	(6,730)	(6,860)
Purchases of investment securities	(352,746)	(242,560)
Redemptions of investment securities	172,379	241,299
Proceeds from property & equipment dispositions	26	60
Net cash used in investing activities	(187,071)	(8,061)

Financing Activities:
Dividends paid	(15,973)	(17,647)
Purchase of treasury stock	(1,980)	(3,446)
Proceeds from exercise of stock options	165	551
Net cash used in financing activities	(17,788)	(20,542)

Effect of exchange rate on cash	(201)	462

Decrease in cash and cash equivalents	(127,448)	(59,164)

Cash and cash equivalents at beginning of period	460,674	381,605

Cash and cash equivalents at end of period	$333,226	$322,441

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three month period ended June 30, 2015, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies the financial reporting of revenue and how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Early adoption is permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended
	June 30,
	2014	2015
Net income	$40,771	$35,629
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,156	168,091
Basic earnings per share	$0.24	$0.21
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,156	168,091
Effect of stock options	239	281
Weighted Average Shares used in Computing Diluted EPS (1)	168,395	168,372
Diluted earnings per share	$0.24	$0.21

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,340 shares and 2,001 shares for the three months ended June 30, 2014 and 2015, respectively.

   3. Trade Accounts Receivable:

	March 31, 2015	June 30, 2015
Gross Accounts Receivable - Trade	$209,838	$193,935
Less:
Allowances for doubtful accounts	659	734
Stock rotation and ship from stock and debit	16,378	16,239
Sales returns and discounts	6,186	6,289
Total allowances	23,223	23,262
	$186,615	$170,673

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended
	June 30,
	2014	2015
Allowances for doubtful accounts:
Beginning Balance	$410	$659
Charges	-	81
Applications	-	(6)
Ending Balance	$410	$734

	Three Months Ended
	June 30,
	2014	2015
Stock rotation and ship from stock and debit:
Beginning Balance	$17,138	$16,378
Charges	9,608	7,388
Applications	(8,860)	(7,527)
Ending Balance	$17,886	$16,239

	Three Months Ended
	June 30,
	2014	2015
Sales returns and discounts:
Beginning Balance	$6,356	$6,186
Charges	5,291	6,016
Applications	(4,331)	(5,938)
Translation and other	(9)	25
Ending Balance	$7,307	$6,289

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

During the three month periods ended June 30, 2014 and 2015, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,279	-	1,279	-
Total	$9,915	$8,636	$1,279	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,170	-	1,170	-
Total	$9,806	$8,636	$1,170	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,998	$5,330	$3,668	$-
Foreign currency derivatives(2)	1,130	-	1,130	-
Total	$10,128	$5,330	$4,798	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,998	$5,330	3,668	$-
Foreign currency derivatives(2)	1,311	-	1,311	-
Total	$10,309	$5,330	$4,979	$-

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

Assets held in the non-qualified deferred compensation plan

Assets valued using Level 1 and Level 2 inputs in the table above represent assets from our non-qualified deferred compensation program. The funds in the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2015 and June  30, 2015, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2015 and June 30, 2015, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$34,493	$-	$(13)	$34,480
Corporate bonds	2,517	-	-	2,517
Time deposits	424,891	227	-	425,118
Long-term investments:
Corporate bonds	150,029	51	(53)	150,027
	$611,930	$278	$(66)	$612,142

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	497,655	245	-	497,900
Long-term investments:
Corporate bonds	115,918	23	(43)	115,898
	$613,573	$268	$(43)	$613,798

The amortized cost and estimated fair value of held-to-maturity investments at June  30, 2015, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$497,655	$497,900
Due after one year through five years	115,918	115,898
Total	$613,573	$613,798

   6. Inventories:

	March 31, 2015	June 30, 2015
Finished goods	$102,212	$88,011
Work in process	106,627	109,653
Raw materials and supplies	327,073	332,985
	$535,912	$530,649

   7. Stock-Based Compensation:

In April 2015, we granted 500 options to employees pursuant to the 2014 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.51 and $14.55, respectively.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”). That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of prior agreements related to clean-up of the harbor, including elimination of the governments’ right to invoke certain reopener provisions in the future. Under the terms of the settlement, AVX was obligated to pay $366,250, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor.  On May 26, 2015, we prepaid the third and final settlement installment of $122,083, plus interest of $1,106.

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,739 at June 30, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138,146 and $15,960 at March 31, 2015 and June  30, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127,246 and $5,060 in accrued expenses at March 31, 2015 and June 30,  2015, respectively, and $10,900 in other non-current liabilities at both March 31, 2015 and June 30, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a settlement of the action, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one aspect of that class action is still pending before the South Carolina Supreme Court; if resolved against AVX, it may result in additional cost.

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

We also operate, or have operated in the past, on other sites that may have potential environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental issues at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleges that certain AVX products infringe on one or more of six Greatbatch patents. AVX believes it has meritorious defenses and intends to vigorously defend the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. AVX believes it has meritorious defenses and intends to vigorously defend the case.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	June 30,
	2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(3,266)	$(3,266)	$7,505	$7,505
Foreign currency cash flow hedges adjustment	136	98	(549)	(474)
Pension liability adjustment	97	74	(2)	(2)
Other comprehensive income (loss)	$(3,033)	$(3,094)	$6,954	$7,029

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three month period ended June 30, 2014 and 2015.  Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three month period ended June 30, 2014 and 2015.

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

The tables below present information about reported segments:

	Three Months Ended
	June 30,
Sales Revenue:	2014	2015
Ceramic Components	$52,692	$43,020
Tantalum Components	95,458	80,619
Advanced Components	89,180	85,915
Total Passive Components	237,330	209,554
KDP and KCD Resale	58,563	54,140
KCP Resale	17,461	6,584
Total KED Resale	76,024	60,724
AVX Interconnect	37,235	30,238
Total Revenue	$350,589	$300,516

	Three Months Ended
	June 30,
	2014	2015
Operating profit (loss):
Passive Components	$55,809	$53,580
KED Resale	4,272	4,256
Interconnect	8,526	6,169
Corporate activities	(13,054)	(15,339)
Total	$55,553	$48,666

	As of	As of
	March 31, 2015	June 30, 2015
Assets:
Passive Components	$742,543	$742,180
KED Resale	39,900	29,508
Interconnect	46,111	48,342
Cash, A/R, and investments in securities	1,182,527	1,108,256
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	234,883	201,398
Total	$2,459,015	$2,342,735

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended
	June 30,
	2014	2015
Net sales:
Americas	$97,775	$92,143
Europe	104,649	87,128
Asia	148,165	121,245
Total	$350,589	$300,516

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2014 and 2015:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Service cost	$49	$49	$259	$246
Interest cost	397	385	1,772	1,372
Expected return on plan assets	(552)	(528)	(2,074)	(1,668)
Recognized actuarial loss	201	396	496	547
Net periodic pension cost	$95	$302	$453	$497

Based on current actuarial computations, during the three months ended June 30, 2015, we made contributions of $1,886 to the international plans. We expect to make additional contributions of approximately $5,658 to the international plans over the remainder of fiscal 2016.  We made no contributions to the U.S. plans during the three months ended June 30, 2015 due to their funding status, and we do not anticipate making any contributions during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2015 and June 30, 2015, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,090	Accrued expenses	$864

June 30, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$862	Accrued expenses	$1,185

For these derivatives designated as hedging instruments, during the three months ended June 30, 2015, net pre-tax losses of $583 were recognized in other comprehensive income (loss). In addition, during the three months ended June 30, 2015, net pre-tax losses of $576 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains of $554 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2015 and June 30, 2015, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$189	Accrued expenses	$306

June 30, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$268	Accrued expenses	$126

For these derivatives not designated as cash flow hedging instruments during the three months ended June 30, 2015, losses of $ (1,501)on hedging contracts were recognized in other income, along with the approximately $1,537 in exchange gains that were recognized in other income in the accompanying statement of operations.

At March 31, 2015 and June 30, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $205,911 and $204,116, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   13. Subsequent Events:

On July  22, 2015, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended June 30, 2015. The dividend will be paid to stockholders of record on August 7, 2015 and will be disbursed on August 21, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2016, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three month period ended June 30, 2015, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended June 30, 2014 and 2015

Our net income for the quarter ended June 30, 2015 was $35.6 million, or  $0.21 per share, compared to $40.8 million, or $0.24 per share, for the quarter ended June 30, 2014.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2014	2015
Net sales	$350,589	$300,516
Gross profit	85,177	77,174
Operating income	55,553	48,666
Net income	40,771	35,629
Diluted earnings per share	$0.24	$0.21

Net sales in the three months ended June 30, 2015 decreased $50.1 million or 14.3%, to $300.5 million compared to $350.6 million in the three months ended June 30, 2014. This decrease is partially a result of the unfavorable impact due to currency, as the strength of the U.S. dollar against the Japanese yen and the euro unfavorably impacted sales across all product lines by $21.3 million when compared to the same period last year.  In addition, the decrease in revenue was attributable to lower volumes in our Passive Components resulting from changing global market conditions reflecting lower overall demand and our focus on the sale of value added and higher capacitance passive components with better margin opportunities. We also experienced decreases in our KDP and KCD Resale product markets that we serve, primarily attributable to lower sales in the cellular telecommunications market. Our KCP Resale Interconnect products saw dereases primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015.

The table below represents product group revenues for the quarters ended June 30, 2014 and 2015.

	Three Months Ended
(in thousands)	June 30,
Sales Revenue	2014	2015
Ceramic Components	$52,692	$43,020
Tantalum Components	95,458	80,619
Advanced Components	89,180	85,915
Total Passive Components	237,330	209,554
KDP and KCD Resale	58,563	54,140
KCP Resale	17,461	6,584
Total KED Resale	76,024	60,724
AVX Interconnect	37,235	30,238
Total Revenue	$350,589	$300,516

Passive Component sales decreased $27.8 million, or 11.7% to $209.6 million in the three months ended June 30, 2015 from $237.3 million during the same quarter last year partially as a result of changing market conditions, as customers were risk adverse to adding inventory in the current quarter. The sales decrease in Passive Components, primarily Tantalum and Ceramic product sales, are the result of our focus on the sale of value added and higher capacitance passive components with better margin opportunities, lower overall global demand and an unfavorable currency impact on reported revenues resulting from the strength of the U.S. dollar when compared to the same period last year.

KDP and KCD Resale sales decreased $4.4 million, or 7.6%, to  $54.1 million in the three months ended June 30, 2015 compared to $58.6 million during the same period last year. This decrease is primarily a result of lower demand from our cellular device customers in the current quarter and the unfavorable effect the stronger U.S. dollar had on reported revenues when compared to the same period last year.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $17.9 million, or 32.7%, to $36.8 million in the three months ended June 30, 2015 compared to $54.7 million during the same period last year. This decrease is primarily attributable to the reduction in the sales of our KCP Resale Interconnect products primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015. Sales in our Asian region for the quarter ended June 30, 2014 included $11.4 million of sales of KCP Resale connector products compared to sales of $1.1 million for the quarter ended June 30, 2015. The sales decrease is also attributable to conservative customer inventory management in the current quarter and the unfavorable effect the stronger U.S. dollar had on reported revenues when compared to the same period last year.

Geographically, compared to the same period last year, sales decreased in all regions, primarily reflecting lower demand in the electronics market and weakness of the Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 40.3%, 30.7% and 29.0% of total sales, respectively, for the quarter ended June 30, 2015. This compares to 42.3%,  27.9% and 29.8%  of total sales for the Asian, American, and European regions in the same period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on reported sales of approximately $(21.3) million when compared to the same quarter last year.

Our sales to independent electronic distributor customers represented 45.4% of total sales for the three months ended June 30, 2015, compared to 46.1% for the three months ended June 30, 2014. Overall,  distributor activity decreased when compared to the same period last year. This decrease is reflective of the distributors’ customer demand and inventory positions maintained by distributors as our distribution customers were hesitant to take on additional inventory risk during the quarter. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.4 million, or 5.4% of gross sales to distributor customers for the three months ended June 30, 2015, and $9.6 million, or 5.9% of gross sales to distributor customers, for the three months ended June 30, 2014. Applications under such programs for the quarters ended June 30, 2015 and 2014 were approximately $7.5 million and $8.9 million, respectively.

Gross profit in the three months ended June 30, 2015 was 25.7% of sales, or $77.2 million, compared to a gross profit margin of 24.3%, or $85.2 million, in the three months ended June 30, 2014. This overall decrease in dollars is primarily attributable to our lower sales volume, however the increase in gross profit margin percentage is a result of a more favorable product mix and our focus on the sales of advanced components with better margin opportunities,  as well as lower manufacturing and overhead costs due to improved cost control and manufacturing efficiencies. During the current quarter, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted by approximately $23.2 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2015 were $28.5 million, or 9.5% of net sales, compared to $29.6 million, or 8.4% of net sales, in the three months ended June 30, 2014.  The overall decrease in these expenses is primarily due to lower selling expenses as a result of lower sales when compared to the same period last year partially offset by higher legal and consulting fees in the current quarter.

Income from operations was $48.7 million in the three months ended June 30, 2015 compared to $55.6 million in the three months ended June 30, 2014. This decrease was a result of the factors described above.

Our effective tax rate for the three months ended June 30, 2015 was 29.0% compared to 27.5% for the three months ended June 30, 2014.  The increase in the effective tax rate is principally due the release of certain reserves for uncertain tax positions in the quarter ended June 30, 2014.

As a result of the factors discussed above, net income for the three month period ended June 30, 2015 was $35.6 million compared to $40.8 million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2016. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical pricing pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of June 30, 2015, we had a current ratio of 12.8 to 1, $936.0 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,154.7 million of stockholders’ equity, and no debt.

Net cash used in operating activities was $31.0 million in the three months ended June 30, 2015 compared to $77.6 million of cash provided by operating activities in the three months ended June 30, 2014. The decrease in operating cash flow compared to the same period last year was primarily a result a final payment of $122.1 million made on May 26, 2015, related to the New Bedford Harbor environmental matters discussed below and other changes in working capital.

Purchases of property and equipment were $6.9 million in the three month period ended June 30, 2015 and $6.7 million in the three month period ended June 30, 2014. Expenditures in the current year are primarily made in connection with the strategic investments in our corporate headquarters and plant expansion activities. We expect to incur capital expenditures of approximately $30 million in fiscal 2016. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2015, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of June 30, 2015, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2015, we did not have any significant delivery contracts outstanding.

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

On October 10, 2012, the EPA, the United States, and the Commonwealth of Massachusetts and AVX announced that they had reached a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts (the “harbor”). That agreement is contained in a Supplemental Consent Decree that modifies certain provisions of prior agreements related to clean-up of the harbor, including elimination of the governments’ right to invoke certain reopener provisions in the future. Under the terms of the settlement, AVX was obligated to pay $366.3 million, plus interest computed from August 1, 2012, in three installments over a two-year period for use by the EPA and the Commonwealth to complete the clean-up of the harbor. On May 26, 2015, we prepaid the third and final settlement installment of $122.1 million, plus interest of $1.1 million.

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11.7 million at June 30, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138.1 million and $16.0 million at March 31, 2015 and June 30, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127.2 million and $5.1 million in accrued expenses at March 31, 2015 and June 30, 2015, respectively, and $10.9 in other non-current liabilities at both March 31, 2015 and June 30, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a settlement of the action, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one aspect of that class action is still pending before the South Carolina Supreme Court; if resolved against AVX, it may result in additional costs.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. AVX believes it has meritorious defenses and intends to vigorously defend the case.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. These cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as well as in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. See Note 12 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Part I Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In addition, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Risk Factors section on our Annual Report on Form 10-K, see Note 8, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
4/01/15 - 4/30/15	13,000	$13.71	13,000	4,171,583
5/01/15 - 5/31/15	133,681	14.17	133,681	4,037,902
6/01/15 - 6/30/15	97,000	14.16	97,000	3,940,902
Total	243,681	$14.14	243,681	3,940,902

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John Sarvis, President and Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   August 5, 2015

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary