Form 10-Q
period 2015-09-30
AVX Corp
filed 2015-11-04
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, par value $0.01 per share	167,786,014

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$381,605	$366,402
Short-term investments in securities	461,901	502,954
Accounts receivable - trade, net	186,615	165,625
Accounts receivable - affiliates	2,377	1,687
Inventories	535,912	506,748
Income taxes receivable	67,504	67,215
Deferred income taxes	76,963	34,949
Prepaid and other	31,675	36,330
Total current assets	1,744,552	1,681,910
Long-term investments in securities	150,029	115,805
Property and equipment, net	199,842	204,800
Goodwill	213,051	213,051
Intangible assets, net	62,587	60,070
Deferred income taxes - non-current	79,276	80,318
Other assets	9,678	9,931
Total Assets	$2,459,015	$2,365,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$35,290	$31,330
Accounts payable - affiliates	40,753	35,324
Income taxes payable	4,450	8,990
Deferred income taxes	424	480
Accrued payroll and benefits	38,952	35,191
Accrued expenses	146,440	31,293
Total current liabilities	266,309	142,608
Pensions	22,520	18,616
Deferred income taxes - non-current	5,770	5,808
Other liabilities	32,453	32,926
Total Liabilities	327,052	199,958
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,190 and 167,839 shares at March 31, 2015 and September 30, 2015, respectively	1,764	1,764
Additional paid-in capital	352,996	353,690
Retained earnings	1,948,476	1,976,684
Accumulated other comprehensive income (loss)	(66,665)	(56,818)
Treasury stock, at cost:
8,178 and 8,529 shares at March 31, 2015 and September 30, 2015, respectively	(104,608)	(109,393)
Total Stockholders' Equity	2,131,963	2,165,927
Total Liabilities and Stockholders' Equity	$2,459,015	$2,365,885

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net sales	$365,405	$304,361	$715,994	$604,877
Cost of sales	277,632	232,585	543,044	455,926
Gross profit	87,773	71,776	172,950	148,951
Selling, general and administrative expenses	27,634	27,874	57,258	56,380
Litigation settlement charges	-	6,150	-	6,150
Profit from operations	60,139	37,752	115,692	86,421
Other income (expense):
Interest income	1,139	1,169	2,242	2,279
Other, net	(582)	328	(967)	731
Income before income taxes	60,696	39,249	116,967	89,431
Provision for income taxes	16,075	11,382	31,575	25,935
Net income	$44,621	$27,867	$85,392	$63,496

Income per share:
Basic	$0.27	$0.17	$0.51	$0.38
Diluted	$0.27	$0.17	$0.51	$0.38

Dividends declared (per share)	$0.095	$0.105	$0.190	$0.210
Weighted average common shares outstanding:
Basic	168,031	167,906	168,093	167,998
Diluted	168,294	168,070	168,343	168,210

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net income	$44,621	$27,867	$85,392	$63,496
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(25,100)	2,739	(28,366)	10,246
Foreign currency cash flow hedges adjustment	(990)	298	(892)	(176)
Pension liability adjustment	110	(222)	184	(224)
Other comprehensive income (loss), net of income taxes	(25,980)	2,815	(29,074)	9,846
Comprehensive income	$18,641	$30,682	$56,318	$73,342

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2014	2015
Operating Activities:
Net income	$85,392	$63,496
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,019	19,227
Stock-based compensation expense	949	732
Deferred income taxes	4,137	19,807
Loss on disposal of property and equipment	-	425
Changes in operating assets and liabilities:
Accounts receivable	6,218	21,605
Inventories	19,697	31,298
Accounts payable and accrued expenses	108,349	(121,974)
Income taxes payable	8,191	4,800
Other assets	(6,746)	17,660
Other liabilities	(117,258)	(7,675)
Net cash provided by operating activities	129,948	49,401

Investing Activities:
Purchases of property and equipment	(12,439)	(18,863)
Purchases of investment securities	(629,915)	(446,189)
Redemptions of investment securities	401,032	439,550
Proceeds from property & equipment dispositions	214	391
Net cash used in investing activities	(241,108)	(25,111)

Financing Activities:
Dividends paid	(31,943)	(35,287)
Purchase of treasury stock	(4,079)	(5,589)
Proceeds from exercise of stock options	471	766
Net cash used in financing activities	(35,551)	(40,110)

Effect of exchange rate on cash	(1,782)	617

Decrease in cash and cash equivalents	(148,493)	(15,203)

Cash and cash equivalents at beginning of period	460,674	381,605

Cash and cash equivalents at end of period	$312,181	$366,402

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three and six month periods ended September 30, 2015, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, which changes the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 did not have a material impact on our consolidated financial statements.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net income	$44,621	$27,867	$85,392	$63,496
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,031	167,906	168,093	167,998
Basic earnings per share	$0.27	$0.17	$0.51	$0.38
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,031	167,906	168,093	167,998
Effect of stock options	263	164	250	212
Weighted Average Shares used in Computing Diluted EPS (1)	168,294	168,070	168,343	168,210
Diluted earnings per share	$0.27	$0.17	$0.51	$0.38

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,199 shares and 3,003 shares for the three months ended September 30, 2014 and 2015, respectively and 2,329 and 2,436 for the six months ended September 30, 2014 and 2015, respectively.

   3. Trade Accounts Receivable:

	March 31, 2015	September 30, 2015
Gross Accounts Receivable - Trade	$209,838	$188,958
Less:
Allowances for doubtful accounts	659	732
Stock rotation and ship from stock and debit	16,378	16,171
Sales returns and discounts	6,186	6,430
Total allowances	23,223	23,333
	$186,615	$165,625

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Allowances for doubtful accounts:
Beginning Balance	$410	$734	$410	$659
Charges	185	-	185	81
Applications	(16)	(2)	(16)	(8)
Ending Balance	$579	$732	$579	$732

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Stock rotation and ship from stock and debit:
Beginning Balance	$17,886	$16,239	$17,138	$16,378
Charges	9,443	7,460	19,051	14,848
Applications	(9,225)	(7,528)	(18,085)	(15,055)
Ending Balance	$18,104	$16,171	$18,104	$16,171

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Sales returns and discounts:
Beginning Balance	$7,307	$6,289	$6,356	$6,186
Charges	4,135	4,582	9,426	10,598
Applications	(4,835)	(4,445)	(9,166)	(10,383)
Translation and other	(53)	4	(62)	29
Ending Balance	$6,554	$6,430	$6,554	$6,430

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

During the three and six month periods ended September 30, 2014 and 2015, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,279	-	1,279	-
Total	$9,915	$8,636	$1,279	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,170	-	1,170	-
Total	$9,806	$8,636	$1,170	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,995	$5,235	$3,760	$-
Foreign currency derivatives(2)	1,250	-	1,250	-
Total	$10,245	$5,235	$5,010	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,995	$5,235	3,760	$-
Foreign currency derivatives(2)	1,089	-	1,089	-
Total	$10,084	$5,235	$4,849	$-

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

Assets held in the non-qualified deferred compensation plan

Assets valued using Level 1 and Level 2 inputs in the table above represent assets from our non-qualified deferred compensation program. The funds held by the non-qualified deferred compensation program are valued based on the number of shares in the funds using a price per share traded in an active market.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2015 and September 30, 2015, all of our forward contracts are Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2015 and September 30, 2015, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$34,493	$-	$(13)	$34,480
Corporate bonds	2,517	-	-	2,517
Time deposits	424,891	227	-	425,118
Long-term investments:
Corporate bonds	150,029	51	(53)	150,027
	$611,930	$278	$(66)	$612,142

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	502,954	267	-	503,221
Long-term investments:
Corporate bonds	115,805	83	(18)	115,870
	$618,759	$350	$(18)	$619,091

The amortized cost and estimated fair value of held-to-maturity investments at September  30, 2015, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$502,954	$503,221
Due after one year through five years	115,805	115,870
Total	$618,759	$619,091

   6. Inventories:

	March 31, 2015	September 30, 2015
Finished goods	$102,212	$83,355
Work in process	106,627	105,252
Raw materials and supplies	327,073	318,141
	$535,912	$506,748

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

In August 2015, we granted 30 options to members of the Board of Directors pursuant to the Non-Employee Director’s 2014 Stock Option Plan described in Note 11, “Stock Based Compensation”, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The weighted average grant date fair value per share and the weighted average exercise price per share for these options are $2.22 and $13.47, respectively.

There were 63 stock options exercised during the six months ended September 30, 2015 with a total intrinsic value of $169.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,445 at September 30, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138,146 and $15,822 at March 31, 2015 and September  30, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127,246 and $4,922 in accrued expenses at March 31, 2015 and September 30, 2015, respectively, and $10,900 in other non-current liabilities at both March 31, 2015 and September 30, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a settlement of the action for $1,200, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one remaining aspect of that class action was resolved in September 2015 with no further action against AVX.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6,500 to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases.

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

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba.  In addition, in the quarter ended September 30, 2015, AVX was named as a co-defendant in two cases filed in the United States alleging violations of United States antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the resistor market. These cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(25,100)	$(25,100)	$2,739	$2,739
Foreign currency cash flow hedges adjustment	(1,203)	(990)	343	298
Pension liability adjustment	145	110	(294)	(222)
Other comprehensive income (loss)	$(26,158)	$(25,980)	$2,788	$2,815

	Six Months Ended
	September 30,
	2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(28,366)	$(28,366)	$10,246	$10,246
Foreign currency cash flow hedges adjustment	(1,068)	(892)	(206)	(176)
Pension liability adjustment	243	184	(296)	(224)
Other comprehensive income (loss)	$(29,191)	(29,074)	$9,744	$9,846

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2014 and 2015.  Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and six month periods ended September 30, 2014 and 2015.

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

The tables below present information about reported segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2014	2015	2014	2015
Ceramic Components	$54,302	$41,858	$106,994	$84,878
Tantalum Components	94,476	78,942	189,934	159,561
Advanced Components	92,375	87,611	181,555	173,526
Total Passive Components	241,153	208,411	478,483	417,965
KDP and KCD Resale	64,769	63,747	123,332	117,887
KCP Resale	23,708	5,827	41,169	12,411
Total KED Resale	88,477	69,574	164,501	130,298
AVX Interconnect	35,775	26,376	73,010	56,614
Total Revenue	$365,405	$304,361	$715,994	$604,877

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Operating profit (loss):
Passive Components	$57,861	$51,480	$113,670	$105,063
KED Resale	6,370	4,876	10,642	9,132
Interconnect	7,698	5,016	16,224	11,185
Corporate activities	(11,790)	(23,620)	(24,844)	(38,959)
Total	$60,139	$37,752	$115,692	$86,421

	As of	As of
	March 31, 2015	September 30, 2015
Assets:
Passive Components	$742,543	$730,041
KED Resale	39,900	26,851
Interconnect	46,111	50,801
Cash, A/R, and investments in securities	1,182,527	1,152,473
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	234,883	192,668
Total	$2,459,015	$2,365,885

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net sales:
Americas	$108,616	$89,652	$206,391	$181,795
Europe	101,143	84,300	205,791	171,427
Asia	155,646	130,409	303,812	251,655
Total	$365,405	$304,361	$715,994	$604,877

 11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September 30, 2014 and 2015:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Service cost	$49	$49	$256	$247
Interest cost	397	385	1,755	1,386
Expected return on plan assets	(552)	(528)	(2,057)	(1,685)
Recognized actuarial loss	201	396	491	552
Net periodic pension cost	$95	$302	$445	$500

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Service cost	$98	$98	$515	$493
Interest cost	794	770	3,527	2,758
Expected return on plan assets	(1,104)	(1,057)	(4,131)	(3,353)
Recognized actuarial loss	402	792	987	1,099
Net periodic pension cost	$190	$603	$898	$997

Based on current actuarial computations, during the six months ended September 30, 2015, we made contributions of $3,707 to the international plans. We expect to make additional contributions of approximately $3,772 to the international plans over the remainder of fiscal 2016.  Based on current actuarial computations, we made a contribution of $793 to the U.S. plans during the six months ended September 30, 2015. We do not anticipate making any contributions to the U.S. plans during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2015 and September 30, 2015, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,090	Accrued expenses	$864

September 30, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$935	Accrued expenses	$914

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2015, net pre-tax gains (losses) of $441 and $ (142), respectively, were recognized in other comprehensive income (loss). In addition, during the three and six months ended September 30, 2015, net pre-tax gains (losses) of $24 and $ (552), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains of $85 and $638, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2015 and September 30, 2015, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$189	Accrued expenses	$306

September 30, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$315	Accrued expenses	$174

For these derivatives not designated as cash flow hedging instruments during the three and six months ended September 30, 2015, gains (losses) of $993 and $ (508), respectively, in hedging contracts were recognized in other income, along with the approximately $(258) and $1,279  in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2015 and September 30, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $205,911 and $225,483, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   13. Subsequent Events:

On October 21, 2015, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended September 30, 2015. The dividend will be paid to stockholders of record on November 6, 2015 and will be disbursed on November 20, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking.  The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2016, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and other reports that we file with the SEC, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three and six month periods ended September 30, 2015, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

Results of Operations - Three Months Ended September 30, 2014 and 2015

Our net income for the quarter ended September 30, 2015 was $27.9 million, or  $0.17 per share, compared to $44.6 million, or $0.27 per share, for the quarter ended September 30, 2014.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2014	2015
Net sales	$365,405	$304,361
Gross profit	87,773	71,776
Operating income	60,139	37,752
Net income	44,621	27,867
Diluted earnings per share	$0.27	$0.17

Net sales in the three months ended September 30, 2015 decreased $61.0 million or 16.7%, to $304.4 million compared to $365.4 million in the three months ended September 30, 2014. This decrease is partially a result of the unfavorable impact due to currency, as the strength of the U.S. dollar against the Japanese yen and the euro unfavorably impacted reported sales across all product lines by $18.6 million when compared to the same period last year.  The decrease in revenue was also attributable to lower overall volumes in our Passive Components resulting from generally weaker global market conditions reflecting lower overall demand and our focus on the sale of value added passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components when compared to the same period last year. We also experienced decreases in our KDP and KCD Resale product markets that we serve, primarily attributable to lower sales in the cellular telecommunications market. Our KCP Resale Interconnect products saw decreases primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015.

The table below represents product group revenues for the quarters ended September 30, 2014 and 2015.

	Three Months Ended
(in thousands)	September 30,
Sales Revenue	2014	2015
Ceramic Components	$54,302	$41,858
Tantalum Components	94,476	78,942
Advanced Components	92,375	87,611
Total Passive Components	241,153	208,411
KDP and KCD Resale	64,769	63,747
KCP Resale	23,708	5,827
Total KED Resale	88,477	69,574
AVX Interconnect	35,775	26,376
Total Revenue	$365,405	$304,361

Passive Component sales decreased $32.7 million, or 13.6% to $208.4 million in the three months ended September 30, 2015 from $241.2 million during the same quarter last year as a result of the unfavorable impact due to currency, in addition to lower demand reflecting generally weaker global economic conditions, as customers were actively managing their inventory in the current quarter. When compared to the same quarter last year, the sales decrease in Passive Components, primarily Tantalum and Ceramic products, are the result of our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components.

KDP and KCD Resale sales decreased $1.0 million, or 1.6%, to $63.7 million in the three months ended September 30, 2015 compared to $64.8 million during the same quarter last year. When compared to the same quarter last year, this slight decrease is primarily a result of lower demand from our computer and cellular device customers in the current quarter in addition to the unfavorable effect the stronger U.S. dollar had on reported revenues.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $27.3 million, or 45.9%, to $32.2 million in the three months ended September 30, 2015 compared to $59.5 million during the same quarter last year. This decrease is primarily attributable to the reduction in the sales of our KCP Resale Interconnect products primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia, effective April 1, 2015. Sales in our Asian region for the quarter ended September 30, 2014 included $17.9 million of sales of KCP Resale connector products compared to sales of $0.1 million for the quarter ended September 30, 2015. The sales decrease is also attributable to the unfavorable effect the stronger U.S. dollar had on reported revenues when compared to the same quarter last year since a significant portion of our Interconnect sales are denominated in the euro.

Geographically, compared to the same period last year, sales decreased in all regions, primarily reflecting lower demand in the electronics market and weakness of the euro and Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 42.8%,  29.5% and 27.7% of total sales, respectively, for the quarter ended September 30, 2015. This compares to 42.6%,  29.7% and 27.7% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 45.6% of total sales for the three months ended September 30, 2015, compared to 47.6% for the three months ended September 30, 2014. Overall, distributor activity decreased when compared to the same quarter last year reflective of the distributors’ customer demand and inventory positions maintained by distributors as our distribution customers managed their inventory risk during the quarter. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.5 million, or 5.4% of gross sales to distributor customers for the three months ended September 30, 2015, and $9.4 million, or 5.4% of gross sales to distributor customers, for the three months ended September 30, 2014 reflective of the overall decline in revenue. Applications under such programs for the quarters ended September 30, 2015 and 2014 were approximately $7.5 million and $9.2 million, respectively.

Gross profit in the three months ended September 30, 2015 was 23.6% of sales, or $71.8 million, compared to a gross profit margin of 24.0%, or $87.8 million, in the three months ended September 30, 2014. This overall decrease in dollars is primarily attributable to our lower sales and selling prices reflective of the weaker demand in the global marketplace. The impact of lower selling prices was partially offset by our focus on the sale of value added and higher capacitance passive components with better margin opportunities and our emphasis on spending controls and cost reductions in light of the weaker global demand for electronic component parts. During the current quarter, costs were favorably impacted by approximately $21.1 million when compared to the same quarter last year due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general and administrative expenses in the three months ended September 30, 2015 were $27.9 million, or 9.2% of net sales, compared to $27.6 million, or 7.6% of net sales, in the three months ended September 30, 2014. The slight increase in these expenses is primarily due to higher legal fees in the quarter partially offset by lower selling expenses as a result of lower sales. During the quarter ended September 30, 2015, we incurred a $6.2 million charge related to the settlement of certain litigation involving legacy environmental issues.

Income from operations was $37.8 million in the three months ended September 30, 2015 compared to $60.1 million in the three months ended September 30, 2014.  This decrease was a result of the factors described above.

Our effective tax rate for the three months ended September 30, 2015 was 29.0% compared to 26.5% for the three months ended September 30, 2014. The increase in the effective tax rate is principally due the release of certain reserves for uncertain tax positions in the quarter ended September 30, 2014.

As a result of the factors discussed above, net income for the three month period ended September 30, 2015 was $27.9 million compared to $44.6 million for the same three month period last year.

Results of Operations - Six Months Ended September 30, 2014 and 2015

Our net income for the six months ended September 30, 2015 was $63.5 million, or $0.38 per share, compared to $85.4 million, or $0.51 per share, for the six months ended September 30, 2014.

	Six Months Ended
	September 30,
	2014	2015
Net sales	$715,994	$604,877
Gross profit	172,950	148,951
Operating income	115,692	86,421
Net income	85,392	63,496
Diluted earnings per share	$0.51	$0.38

Net sales in the six months ended September 30, 2015 decreased $111.1 million or 15.5%, to $604.9 million compared to $716.0 million in the six months ended September 30, 2014. This decrease is partially a result of the unfavorable impact due to currency, as the strength of the U.S. dollar against the Japanese yen and the euro unfavorably impacted sales across all product lines by $39.8 million when compared to the same six month period last year.  In addition, the decrease in revenue was attributable to lower sales volumes in our Passive Components resulting from generally weaker global market conditions reflecting lower overall demand and our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components. We also experienced decreases in our KDP and KCD Resale product markets that we serve, primarily attributable to lower sales in the cellular telecommunications market. Our KCP Resale Interconnect products saw dereases primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015.

The table below represents product group revenues for the six months ended September 30, 2014 and 2015.

	Six Months Ended
(in thousands)	September 30,
Sales Revenue	2014	2015
Ceramic Components	$106,994	$84,878
Tantalum Components	189,934	159,561
Advanced Components	181,555	173,526
Total Passive Components	478,483	417,965
KDP and KCD Resale	123,332	117,887
KCP Resale	41,169	12,411
Total KED Resale	164,501	130,298
AVX Interconnect	73,010	56,614
Total Revenue	$715,994	$604,877

Passive Component sales decreased $60.5 million, or 12.6% to $418.0 million in the six months ended September 30, 2015 from $478.5 million during the same six month period last year partially as a result of the unfavorable impact due to currency, as the U.S. dollar strengthened against the euro and Japanese yen. In addition we experienced lower demand reflecting generally weaker global economic conditions, as customers were risk adverse to adding inventory in the six month period ended September 30, 2015. The sales decrease in Passive Components, primarily Tantalum and Ceramic product sales, are the result of our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components, lower overall global demand and an unfavorable currency impact on reported revenues resulting from the strength of the U.S. dollar when compared to the same six month period last year.

KDP and KCD Resale sales decreased $5.4, or 4.4%, to $117.9 million in the six months ended September 30, 2015 compared to $123.3 million during the same six month period last year. This decrease is primarily a result of lower demand from our cellular device customers in the current six month period in addition to the unfavorable effect the stronger U.S. dollar had on reported revenues when compared to the same six month period last year.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, decreased $45.2 million, or 39.5%, to $69.0 million in the six months ended September 30, 2015 compared to $114.2 million during the same six month period last year. This decrease is primarily attributable to the reduction in the sales of our KCP Resale Interconnect products primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia, effective April 1, 2015. Sales in our Asian region for the six months ended September 30, 2014 included $29.3 million of sales of KCP Resale connector products compared to sales of $1.1 million for the six month period ended September 30, 2015. The sales decrease is also attributable to conservative customer inventory management in the current six month period and the unfavorable effect the stronger U.S. dollar had on reported revenues when compared to the same six month period last year since a significant portion of our Interconnect sales are denominated in the euro.

Geographically, compared to the same six month period last year, sales decreased in all regions, primarily reflecting lower demand in the electronics market as a result of generally weaker global economic conditions and weakness of the euro and Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 41.6%, 30.1% and 28.3% of total sales, respectively, for the six months ended September 30, 2015. This compares to 42.4%, 28.8% and 28.7% of total sales for the Asian, American, and European regions in the same six month period last year, respectively. The movement of the U.S. dollar against certain foreign currencies resulted in an unfavorable impact on reported sales of approximately $39.8 million when compared to the same six month period last year.

Our sales to independent electronic distributor customers represented 45.5% of total sales for the six months ended September 30, 2015, compared to 46.9% for the six months ended September 30, 2014. Overall, distributor activity decreased when compared to the same period last year. This decrease is reflective of the distributors’ customer demand and inventory positions maintained by distributors as our distribution customers managed their inventory risk during this six month period. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $14.8 million, or 5.4% of gross sales to distributor customers for the six months ended September 30, 2015, and $19.1 million, or 5.7% of gross sales to distributor customers, for the six month period ended September 30, 2014 reflective of the overall decline in revenue. Applications under such programs for the six months ended September 30, 2015 and 2014 were approximately $15.1 million and $18.1 million, respectively.

Gross profit in the six months ended September 30, 2015 was 24.6% of sales, or $149.0 million, compared to a gross profit margin of 24.2%, or $173.0 million, in the six months ended September 30, 2014. This overall decrease in dollars is primarily attributable to our lower sales volume, however the slight increase in gross profit margin percentage is a result of a more favorable product mix and our focus on the sales of value added and higher capacitance passive components with better margin opportunities, as well as lower manufacturing and overhead costs due to improved cost control and manufacturing efficiencies. During the current six month period, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted by approximately $44.3 million when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2015 were $56.4, or 9.3% of net sales, compared to $57.3 million, or 8.0% of net sales, in the six month period ended September 30, 2014. The overall decrease in these expenses is primarily due to lower selling expenses as a result of lower sales when compared to the same six month period last year partially offset by higher legal and consulting fees in the current six month period. During the quarter ended September 30, 2015, we incurred a $6.2 million charge related to the settlement of certain litigation involving legacy environmental issues.

Income from operations was $86.4 million in the six months ended September 30, 2015 compared to $115.7 million in the six months ended September 30, 2014.  This decrease was a result of the factors described above.

Our effective tax rate for the six months ended September 30, 2015 was 29.0% compared to 27.0% for the six months ended September 30, 2014. The increase in the effective tax rate is principally due the release of certain reserves for uncertain tax positions in the six month period ended September 30, 2014.

As a result of the factors discussed above, net income for the six month period ended September 30, 2015 was $63.5 million compared to $85.4 million for the same six month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2016. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical pricing pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added and higher capacitance passive electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require more advanced and higher capacitance passive electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of September 30, 2015, we had a current ratio of 11.8 to 1, $985.2 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,165.9 million of stockholders’ equity, and no debt.

Net cash used in operating activities was $49.4 million in the six months ended September 30, 2015 compared to $129.9 million of cash provided by operating activities in the six months ended September 30, 2014. The decrease in operating cash flow compared to the same period last year was primarily a result a final payment of $122.1 million made on May 26, 2015, related to the New Bedford Harbor environmental matters discussed below and other changes in working capital.

Purchases of property and equipment were $18.9 million in the six month period ended September 30, 2015 and $12.4 in the six month period ended September 30, 2014. Expenditures in the six months ended September 30, 2015 were primarily made in connection with the strategic expansion of our corporate headquarters and plant expansion activities in the Czech Republic and Greenville, SC. We expect to incur capital expenditures of approximately $30 million to $35 million in fiscal 2016. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2015, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of September 30, 2015, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2015, we did not have any significant delivery contracts outstanding.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11.4 million at September 30, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138.1 million and $15.8 million at March 31, 2015 and September 30, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127.2 million and $4.9 million in accrued expenses at March 31, 2015 and September 30, 2015, respectively, and $10.9 in other non-current liabilities at both March 31, 2015 and September 30, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On November 27, 2007, a suit was filed in South Carolina State Court by individuals as a class action with respect to property adjacent to our Myrtle Beach, South Carolina factory claiming property values were negatively impacted by alleged migration of certain pollutants from our property. The parties agreed to a settlement of the action for $1.2 million, which was approved by the Court on December 15, 2014 and paid in January 2015. An appeal of one remaining aspect of that class action was resolved in September 2015 with no further action against AVX.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases.

We also operate, or have operated in the past, on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

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

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba. In addition, in the quarter ended September 30, 2015, AVX was named as a co-defendant in two cases filed in the United States alleging violations of United States antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the resistor market. These cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

In addition, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
7/01/15 - 7/31/15	-	$-	-	3,940,902
8/01/15 - 8/31/15	123,488	13.07	123,488	3,817,414
9/01/15 - 9/30/15	47,145	12.84	47,145	3,770,269
Total	170,633	$14.14	170,633	3,770,269

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John Sarvis, President and Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2015.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2015.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   November 4, 2015

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary