Form 10-Q
period 2015-12-31
AVX Corp
filed 2016-02-05
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2016
Common Stock, par value $0.01 per share	167,569,084

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2015	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$381,605	$425,635
Short-term investments in securities	461,901	489,757
Accounts receivable - trade, net	186,615	151,772
Accounts receivable - affiliates	2,377	904
Inventories	535,912	490,293
Income taxes receivable	67,504	64,937
Deferred income taxes	76,963	-
Prepaid and other	31,675	32,073
Total current assets	1,744,552	1,655,371
Long-term investments in securities	150,029	85,691
Property and equipment, net	199,842	210,102
Goodwill	213,051	213,051
Intangible assets, net	62,587	58,812
Deferred income taxes - non-current	79,276	124,194
Other assets	9,678	6,343
Total Assets	$2,459,015	$2,353,564
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$35,290	$30,025
Accounts payable - affiliates	40,753	29,921
Income taxes payable	4,450	7,132
Deferred income taxes	424	-
Accrued payroll and benefits	38,952	33,063
Accrued expenses	146,440	59,742
Total current liabilities	266,309	159,883
Pensions	22,520	18,262
Deferred income taxes - non-current	5,770	6,092
Other liabilities	32,453	26,493
Total Liabilities	327,052	210,730
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,190 and 167,569 shares at March 31, 2015 and December 31, 2015, respectively	1,764	1,764
Additional paid-in capital	352,996	353,940
Retained earnings	1,948,476	1,964,443
Accumulated other comprehensive income (loss)	(66,665)	(64,237)
Treasury stock, at cost:
8,178 and 8,799 shares at March 31, 2015 and December 31, 2015, respectively	(104,608)	(113,076)
Total Stockholders' Equity	2,131,963	2,142,834
Total Liabilities and Stockholders' Equity	$2,459,015	$2,353,564

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Net sales	$321,687	$287,047	$1,037,681	$891,924
Cost of sales	243,010	221,004	786,054	676,930
Gross profit	78,677	66,043	251,627	214,994
Selling, general and administrative expenses	28,290	31,216	85,548	87,596
Litigation settlements and charges	-	37,500	-	43,650
Profit (loss) from operations	50,387	(2,673)	166,079	83,748
Other income:
Interest income	1,129	1,249	3,373	3,528
Other, net	1,196	832	227	1,563
Income (loss) before income taxes	52,712	(592)	169,679	88,839
Provision (benefit) for income taxes	13,759	(5,966)	45,334	19,969
Net income	$38,953	$5,374	$124,345	$68,870

Income per share:
Basic	$0.23	$0.03	$0.74	$0.41
Diluted	$0.23	$0.03	$0.74	$0.41

Dividends declared (per share)	$0.105	$0.105	$0.295	$0.315
Weighted average common shares outstanding:
Basic	168,164	167,655	168,117	167,883
Diluted	168,442	167,833	168,375	168,083

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Net income	$38,953	$5,374	$124,345	$68,870
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(12,227)	(7,213)	(40,593)	3,033
Foreign currency cash flow hedges adjustment	(397)	(159)	(1,289)	(334)
Pension liability adjustment	55	(47)	239	(271)
Other comprehensive income (loss), net of income taxes	(12,569)	(7,419)	(41,643)	2,428
Comprehensive income (loss)	$26,384	$(2,045)	$82,702	$71,298

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31,
	2014	2015
Operating Activities:
Net income	$124,345	$68,870
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,090	28,641
Stock-based compensation expense	1,208	982
Deferred income taxes	6,094	15,573
Loss on disposal of property and equipment	-	424
Changes in operating assets and liabilities:
Accounts receivable	24,762	36,259
Inventories	2,280	46,145
Accounts payable and accrued expenses	107,651	(100,584)
Income taxes payable	8,191	2,861
Other assets	(12,692)	17,264
Other liabilities	(128,570)	(13,751)
Net cash provided by operating activities	164,359	102,684

Investing Activities:
Purchases of property and equipment	(19,134)	(33,843)
Purchases of investment securities	(909,356)	(598,947)
Redemptions of investment securities	685,027	634,872
Proceeds from property & equipment dispositions	52	450
Net cash provided by (used in) investing activities	(243,411)	2,532

Financing Activities:
Dividends paid	(49,584)	(52,903)
Purchase of treasury stock	(4,335)	(9,272)
Proceeds from exercise of stock options	5,282	766
Net cash used in financing activities	(48,637)	(61,409)

Effect of exchange rate on cash	(2,412)	223

Increase (decrease) in cash and cash equivalents	(130,101)	44,030

Cash and cash equivalents at beginning of period	460,674	381,605

Cash and cash equivalents at end of period	$330,573	$425,635

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three and nine month periods ended December 31, 2015, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies, except for the early adoption of FASB ASU 2015-17, “Income Taxes”, explained below in “New Accounting Standards”.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes.” This guidance simplifies the presentation of deferred income taxes which have previously been split between current and noncurrent deferred tax assets and liabilities. Accordingly, the recording and presentation of deferred income taxes are required to be presented as noncurrent in a classified statement of financial position. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted and management has elected to adopt this guidance prospectively beginning with the interim reporting period ending December 31, 2015. The impact on the Balance Sheet as of March 31, 2015 would have been a decrease in current deferred income tax assets of $76,963 and an increase in non-current deferred income tax assets of $76,963 as well as a decrease of current deferred income tax liabilities of $424 and an increase of non-current deferred income tax liabilities of $424.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Net income	$38,953	$5,374	$124,345	$68,870
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,164	167,655	168,117	167,883
Basic earnings per share	$0.23	$0.03	$0.74	$0.41
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,164	167,655	168,117	167,883
Effect of stock options	278	178	258	200
Weighted Average Shares used in Computing Diluted EPS (1)	168,442	167,833	168,375	168,083
Diluted earnings per share	$0.23	$0.03	$0.74	$0.41

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 1,750 shares and 2,725 shares for the three months ended December 31, 2014 and 2015, respectively and 2,321 and 2,548 for the nine months ended December 31, 2014 and 2015, respectively.

   3. Trade Accounts Receivable:

	March 31, 2015	December 31, 2015
Gross Accounts Receivable - Trade	$209,838	$173,887
Less:
Allowances for doubtful accounts	659	389
Stock rotation and ship from stock and debit	16,378	14,969
Sales returns and discounts	6,186	6,757
Total allowances	23,223	22,115
	$186,615	$151,772

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Allowances for doubtful accounts:
Beginning Balance	$579	$732	$410	$659
Charges	-	-	185	81
Applications	1	(343)	(15)	(351)
Ending Balance	$580	$389	$580	$389

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Stock rotation and ship from stock and debit:
Beginning Balance	$18,104	$16,171	$17,138	$16,378
Charges	8,377	7,309	27,428	22,157
Applications	(8,385)	(8,511)	(26,470)	(23,566)
Ending Balance	$18,096	$14,969	$18,096	$14,969

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Sales returns and discounts:
Beginning Balance	$6,554	$6,430	$6,356	$6,186
Charges	5,970	7,305	15,396	17,903
Applications	(5,582)	(6,958)	(14,748)	(17,341)
Translation and other	(121)	(20)	(183)	9
Ending Balance	$6,821	$6,757	$6,821	$6,757

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

During the three and nine month periods ended December 31, 2014 and 2015, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,279	-	1,279	-
Total	$9,915	$8,636	$1,279	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,170	-	1,170	-
Total	$9,806	$8,636	$1,170	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$5,351	$3,883	$1,468	$-
Foreign currency derivatives(2)	877	-	877	-
Total	$6,228	$3,883	$2,345	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$5,351	$3,883	1,468	$-
Foreign currency derivatives(2)	1,018	-	1,018	-
Total	$6,369	$3,883	$2,486	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2015 and December 31, 2015, all of our forward contracts are valued using Level 2 measurements.

   5. Financial Instruments and Investments in Securities:

At March 31, 2015 and December 31, 2015, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$34,493	$-	$(13)	$34,480
Corporate bonds	2,517	-	-	2,517
Time deposits	424,891	227	-	425,118
Long-term investments:
Corporate bonds	150,029	51	(53)	150,027
	$611,930	$278	$(66)	$612,142

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$489,757	$261	$-	$490,018
Long-term investments:
Corporate bonds	85,691	-	(266)	85,425
	$575,448	$261	$(266)	$575,443

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2015, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$489,757	$490,018
Due after one year through five years	85,691	85,425
Total	$575,448	$575,443

   6. Inventories:

	March 31, 2015	December 31, 2015
Finished goods	$102,212	$80,113
Work in process	106,627	99,443
Raw materials and supplies	327,073	310,737
	$535,912	$490,293

   7. Commitments and Contingencies:

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11,024 at December 31, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138,146 and $15,602 at March 31, 2015 and December 31, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127,246 and $4,702 in accrued expenses at March 31, 2015 and December 31, 2015, respectively, and $10,900 in other non-current liabilities at both March 31, 2015 and December 31, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6,500 to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases or sites.

On November 4, 2015, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a draft order naming AVX Corporation as well as others as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will issue a final order against AVX, whether it will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleged that certain AVX products infringe on one or more of nine Greatbatch patents. On January 26, 2016 (following the Company’s issuance of its quarterly earnings release), the jury returned a verdict in favor of the plaintiff and found damages to Greatbatch in the amount of $37,500.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

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

As of December 31, 2015, we had total reserves of $39,250 with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

We are also involved in disputes, warranty, and other legal proceedings arising in the normal course of business.

While we cannot predict the outcome of these agreements, remediation efforts, disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact above the current reserves on our financial position, results of operations, comprehensive income (loss), or cash flows.

   8. Comprehensive Income (Loss):

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(12,227)	$(12,227)	$(7,213)	$(7,213)
Foreign currency cash flow hedges adjustment	(490)	(397)	(231)	(159)
Pension liability adjustment	72	55	(62)	(47)
Other comprehensive income (loss)	$(12,645)	$(12,569)	$(7,506)	$(7,419)

	Nine Months Ended
	December 31,
	2014		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(40,593)	$(40,593)	$3,033	$3,033
Foreign currency cash flow hedges adjustment	(1,557)	(1,289)	(436)	(334)
Pension liability adjustment	315	239	(358)	(271)
Other comprehensive income (loss)	$(41,835)	(41,643)	$2,239	$2,428

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2014 and 2015.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and nine month periods ended December 31, 2014 and 2015.

   9. Segment and Geographic Information:

We have three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured or supplied by AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured or supplied by AVX Interconnect and KCP Resale connector products. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance and administrative activities and a separate research and development group.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2014	2015	2014	2015
Ceramic Components	$48,289	$45,617	$155,283	$130,495
Tantalum Components	82,876	75,344	272,810	234,905
Advanced Components	88,668	75,155	270,223	248,681
Total Passive Components	219,833	196,116	698,316	614,081
KDP and KCD Resale	52,761	59,064	176,093	176,951
KCP Interconnect Resale	16,958	5,211	58,127	17,622
Total KED Resale	69,719	64,275	234,220	194,573
AVX Interconnect	32,135	26,656	105,145	83,270
Total Revenue	$321,687	$287,047	$1,037,681	$891,924

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Operating profit (loss):
Passive Components	$51,574	$43,625	$165,244	$145,766
KED Resale	6,053	4,264	16,695	13,396
Interconnect	6,334	4,215	22,558	15,125
Corporate activities	(13,574)	(54,777)	(38,418)	(90,539)
Total	$50,387	$(2,673)	$166,079	$83,748

	As of	As of
	March 31, 2015	December 31, 2015
Assets:
Passive Components	$742,543	$711,472
KED Resale	39,900	25,146
Interconnect	46,111	48,043
Cash, A/R, and investments in securities	1,182,527	1,153,759
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	234,883	202,093
Total	$2,459,015	$2,353,564

The following geographic data is based upon net sales generated by operations located within particular geographic areas.  Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Net sales:
Americas	$95,801	$84,522	$302,192	$266,317
Europe	92,281	81,752	298,072	253,179
Asia	133,605	120,773	437,417	372,428
Total	$321,687	$287,047	$1,037,681	$891,924

   10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December 31, 2014 and 2015:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Service cost	$49	$49	$237	$244
Interest cost	397	385	1,662	1,358
Expected return on plan assets	(552)	(528)	(1,948)	(1,651)
Recognized actuarial loss	201	396	466	541
Net periodic pension cost	$95	$302	$417	$492

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2015	2014	2015
Service cost	$147	$148	$753	$737
Interest cost	1,191	1,154	5,189	4,116
Expected return on plan assets	(1,657)	(1,585)	(6,079)	(5,004)
Recognized actuarial loss	603	1,188	1,453	1,640
Net periodic pension cost	$284	$905	$1,316	$1,489

Based on current actuarial computations, during the nine months ended December 31, 2015, we made contributions of $5,556 to the international plans. We expect to make additional contributions of approximately $1,850 to the international plans over the remainder of fiscal 2016.  Based on current actuarial computations, we made a contribution of $793 to the U.S. plans during the nine months ended December 31, 2015. We do not anticipate making any additional contributions to the U.S. plans during the remainder of the fiscal year.

 11. Derivative Financial Instruments:

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2015 and December 31, 2015, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,090	Accrued expenses	$864

December 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$675	Accrued expenses	$885

For these derivatives designated as hedging instruments, during the three and nine months ended December 31, 2015, net pre-tax (losses) of $(140) and $(282), respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine months ended December 31, 2015, net pre-tax (losses) of $(483) and $(1,036), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pretax gains of $581 and $1,219, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2015 and December 31, 2015, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$189	Accrued expenses	$306

December 31, 2015
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$202	Accrued expenses	$133

For these derivatives not designated as cash flow hedging instruments during the three and nine months ended December 31, 2015, gains (losses) of $(853) and $ (1,361), respectively, in hedging contracts were recognized in other income, along with the approximately $(944) and $(681)  in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2015 and December 31, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $205,911 and $209,065, respectively, denominated primarily in euros, Czech korunas, British pounds, and Japanese yen.

   12. Subsequent Events:

On January 26, 2016 (following the Company’s issuance of its quarterly earnings release), in the case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation, the jury returned a verdict in favor of the plaintiff and found damages to Greatbatch in the amount of $37,500.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response. See Note 7 for additional information with regard to this case.

On February 3, 2016, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended December 31, 2015. The dividend will be paid to stockholders of record on February 19, 2016 and will be disbursed on March 4, 2016.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. During the three and nine month periods ended December 31, 2015, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies except the early adoption of FASB ASU 2015-17 “Income Taxes” as noted in Note 1, “Basis of Presentation: New Accounting Standards”, in the Notes to the Consolidated Financial Statements Consolidated in this 10-Q for the three and nine month periods ended December 31, 2015.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy. We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured or supplied by AVX.  The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured or supplied by AVX.

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

Results of Operations - Three Months Ended December 31, 2014 and 2015

Our net income for the quarter ended December 31, 2015 was $5.4 million, or  $0.03 per share, compared to $39.0 million, or $0.23 per share, for the quarter ended December 31, 2014.

	Three Months Ended
	December 31,
(in thousands, except per share data)	2014	2015
Net sales	$321,687	$287,047
Gross profit	78,677	66,043
Operating income (loss)	50,387	(2,673)
Net income	38,953	5,374
Diluted earnings per share	$0.23	$0.03

Net sales in the three months ended December 31, 2015 decreased $34.6 million or 10.8%, to $287.0 million compared to $321.7 million in the three months ended December 31, 2014. This decrease is partially a result of the unfavorable impact due to currency, as the strength of the U.S. dollar against the Japanese yen and the euro unfavorably impacted reported sales across all product lines by $10.0 million when compared to the same period last year.  The decrease in revenue was also attributable to lower overall volumes in our Passive Components resulting from generally weaker global market conditions reflecting lower overall demand, and our focus on the sale of value added passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components when compared to the same period last year. We also experienced increases in our KDP and KCD Resale product markets that we serve, primarily attributable to higher sales in the telecommunications and cellular device markets. Our KCP Resale Interconnect products saw decreases primarily due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015.

The table below represents product group revenues for the quarters ended December 31, 2014 and 2015.

	Three Months Ended
(in thousands)	December 31,
Sales Revenue	2014	2015
Ceramic Components	$48,289	$45,617
Tantalum Components	82,876	75,344
Advanced Components	88,668	75,155
Total Passive Components	219,833	196,116
KDP and KCD Resale	52,761	59,064
KCP Interconnect Resale	16,958	5,211
Total KED Resale	69,719	64,275
AVX Interconnect	32,135	26,656
Total Revenue	$321,687	$287,047

Passive Component sales decreased $23.7 million, or 10.8% to $196.1 million in the three months ended December 31, 2015 from $219.8 million during the same quarter last year as a result of the unfavorable impact due to currency, in addition to lower demand reflecting generally weaker global economic conditions, as customers were cautious in taking on inventory and actively managed their inventory levels in the current quarter. When compared to the same quarter last year, the sales decrease in Passive Components, primarily Tantalum and Ceramic products, were impacted by our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components in addition to the unfavorable impact on reported sales due to the strength of the U.S. dollar.

KDP and KCD Resale sales increased $6.3 million, or  11.9%, to $59.1 million in the three months ended December 31, 2015 compared to $52.8 million during the same quarter last year. When compared to the same quarter last year, this increase is primarily a result of higher demand from our telecommunications and cellular device customers in the current quarter.

Total Interconnect product sales, including AVX Interconnect and KCP Interconnect Resale connectors, decreased $17.2 million, or 35.1%, to $31.9 million in the three months ended December 31, 2015 compared to $49.1 million during the same quarter last year. This decrease is primarily attributable to the reduction in the sales of our KCP Resale products due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia, effective April 1, 2015. Sales in our Asian region for the quarter ended December 31, 2014 included $11.6 million of sales of KCP Resale products. The AVX Interconnect sales decrease is attributable to the unfavorable effect the stronger U.S. dollar had on reported sales when compared to the same quarter last year since a significant portion of such sales are denominated in euros. This currency impact was partially offset by improved volume to our automotive customers.

Geographically, compared to the same period last year, sales decreased in all regions, primarily reflecting lower demand in the consumer, telecommunications and industrial electronics markets in addition to the effect of the weakness of the euro and Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 42.1%, 29.4% and 28.5% of total sales, respectively, for the quarter ended December 31, 2015. This compares to 41.5%, 29.8% and 28.7% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 45.1% of total sales for the three months ended December 31, 2015, compared to 45.8% for the three months ended December 31, 2014. Overall, distributor activity decreased when compared to the same quarter last year reflective of the distributors’ customer demand and inventory positions maintained by distributors as our distribution customers managed their inventory risk during the quarter and were cautious in taking on additional inventory in light of global economic uncertainty. Our sales to our distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.3 million, or 5.6% of gross sales to distributor customers for the three months ended December 31, 2015, and $8.4 million, or 5.7% of gross sales to distributor customers, for the three months ended December 31, 2014 reflective of the overall decline in revenue. Applications under such programs for the quarters ended December 31, 2015 and 2014 were approximately $8.5 million and $8.4 million, respectively.

Gross profit in the three months ended December 31, 2015 was 23.0% of sales, or $66.0 million, compared to a gross profit margin of 24.5%, or $78.7 million, in the three months ended December 31, 2014. This overall decrease in dollars and percentage is primarily attributable to our lower sales and lower selling prices reflective of the weaker demand in the global marketplace. The impact of lower selling prices was partially offset by our focus on the sale of value added and higher capacitance passive components with better margin opportunities and our emphasis on spending controls and cost reductions. During the current quarter, costs were favorably impacted by approximately $14.1 million when compared to the same quarter last year due to the strength of the U.S. dollar against certain foreign currencies.

Selling, general and administrative expenses in the three months ended December 31, 2015 were $31.2 million, or 10.9% of net sales, compared to $28.3 million, or 8.8% of net sales, in the three months ended December 31, 2014. The increase in these expenses is primarily due to higher legal expenses.

During the quarter ended December 31, 2015, we recorded litigation charges of $37.5 million related to litigation with respect to certain intellectual property disputes.  On January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation, the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million. AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

Income (loss) from operations was $(2.7) million in the three months ended December 31, 2015 compared to $50.4 million in the three months ended December 31, 2014.  This decrease was a result of the factors described above.

Our tax benefit for the three months ended December 31, 2015 was $6.0 million compared to tax expense of $13.8 million for the three month period ended December 31, 2014. The decrease in income taxes is principally due to the tax benefit of $12.1 million related to the litigation charges incurred during the three months ended December 31, 2015 in addition to the release of certain reserves for uncertain tax positions and other discrete income tax items of $3.6 million for the quarter ended December 31, 2015.

As a result of the factors discussed above, net income for the three month period ended December 31, 2015 was $5.4 million compared to $39.0 million for the same three month period last year.

Results of Operations - Nine Months Ended December 31, 2014 and 2015

Our net income for the nine months ended December 31, 2015 was $68.9 million, or $0.41 per share, compared to $124.3 million, or $0.74 per share, for the nine months ended December 31, 2014.

	Nine Months Ended
	December 31,
	2014	2015
Net sales	$1,037,681	$891,924
Gross profit	251,627	214,994
Operating income	166,079	83,748
Net income	124,345	68,870
Diluted earnings per share	$0.74	$0.41

Net sales in the nine months ended December 31, 2015 decreased $145.8 million or 14.0%, to $891.9 million compared to $1,037.7 million in the nine months ended December 31, 2014. This decrease is partially a result of the unfavorable impact due to currency, as the strength of the U.S. dollar against the Japanese yen and the euro unfavorably impacted sales across all product lines by $49.9 million when compared to the same nine month period last year.  In addition, the decrease in revenue was attributable to lower sales volumes in our Passive Components resulting from generally weaker global market conditions reflecting lower overall demand and our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components.  We also experienced increases in our KDP and KCD Resale product markets that we serve, primarily attributable to higher sales in the telecommunications and cellular device markets. Our KCP Resale Interconnect products saw decreases due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia effective April 1, 2015.

The table below represents product group revenues for the nine months ended December 31, 2014 and 2015.

	Nine Months Ended
(in thousands)	December 31,
Sales Revenue	2014	2015
Ceramic Components	$155,283	$130,495
Tantalum Components	272,810	234,905
Advanced Components	270,223	248,681
Total Passive Components	698,316	614,081
KDP and KCD Resale	176,093	176,951
KCP Interconnect Resale	58,127	17,622
Total KED Resale	234,220	194,573
AVX Interconnect	105,145	83,270
Total Revenue	$1,037,681	$891,924

Passive Component sales decreased $84.2 million, or 12.1% to $614.1 million in the nine months ended December 31, 2015 from $698.3 million during the same nine month period last year partially as a result of the unfavorable impact due to currency, as the U.S. dollar strengthened against the euro and Japanese yen. In addition we experienced lower demand reflecting generally weaker global economic conditions, as customers were risk averse to adding inventory in the nine month period ended December 31, 2015. The sales decreases in Passive Components are due to lower demand and lower sales resulting from our focus on the sale of value added and higher capacitance passive components with better margin opportunities and lower sales volumes rather than higher volume commodity components. In addition, we experienced an unfavorable currency impact on reported sales of our Passive Components resulting from the strength of the U.S. dollar when compared to the same nine month period last year.

KDP and KCD Resale sales increased $0.9 million, or 0.5%, to $177.0 million in the nine months ended December 31, 2015 compared to $176.1 million during the same nine month period last year. This slight increase is primarily a result of higher demand from our telecommunications and cellular device customers in the current nine month period which was partially offset by the unfavorable effect the stronger U.S. dollar had on reported sales when compared to the same nine month period last year.

Total Interconnect product sales, including AVX Interconnect and KCP Interconnect Resale connectors, decreased $62.4 million, or 38.2%, to $100.9 million in the nine months ended December 31, 2015 compared to $163.3 million during the same nine month period last year. This decrease is primarily attributable to the reduction in the sales of our KCP Resale products due to Kyocera’s decision to market Kyocera manufactured connector products in Asia using Kyocera’s sales force rather than having AVX resell such products in Asia, effective April 1, 2015. Sales in our Asian region for the nine months ended December 31, 2014 included $40.9 million of sales of KCP Resale products compared to sales of $1.1 million for the nine month period ended December 31, 2015. The AVX Interconnect sales decrease is also attributable to conservative customer inventory management, partially offset by improved sales to our automotive customers, in the current nine month period and the unfavorable effect the stronger U.S. dollar had on reported sales when compared to the same nine month period last year since a significant portion of such sales are denominated in euros.

Geographically, compared to the same nine month period last year, sales decreased in all regions, primarily reflecting lower demand in the computer, industrial and telecommunications electronics markets as a result of generally weaker global economic conditions in addition to weakness of the euro and Japanese yen compared to the U.S. dollar. Sales in the Asian, American and European markets represented 41.8%, 29.9%  and 28.3% of total sales, respectively, for the nine months ended December 31, 2015. This compares to 42.2%, 29.1% and 28.7% of total sales for the Asian, American, and European regions in the same nine month period last year, respectively.

Our sales to independent electronic distributor customers represented 45.4% of total sales for the nine months ended December 31, 2015, compared to 46.5% for the nine months ended December 31, 2014. Overall, distributor activity decreased when compared to the same period last year. This decrease is reflective of the distributors’ customer demand and inventory positions maintained by distributors as our distribution customers managed their inventory risk during this nine month period and were cautious about taking on additional inventory in light of global economic uncertainty. Our sales to our distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $22.2 million, or 5.5% of gross sales to distributor customers for the nine months ended December 31, 2015, and $27.4 million, or 4.1% of gross sales to distributor customers, for the nine month period ended December 31, 2014 reflective of the overall decline in revenue. Applications under such programs for the nine months ended December 31, 2015 and 2014 were approximately $23.6 million and $26.5 million, respectively.

Gross profit in the nine months ended December 31, 2015 was 24.1% of sales, or $215.0 million, compared to a gross profit margin of 24.2%, or $251.6 million, in the nine months ended December 31, 2014. This overall decrease in dollars is primarily attributable to our lower sales volume and lower selling prices reflective of weaker demand in the global marketplace. The impact of lower selling prices was partially offset by our focus on the sales of value added and higher capacitance passive components with better margin opportunities, as well as lower manufacturing and overhead costs due to improved cost control and manufacturing efficiencies. During the current nine month period, costs due to currency movement of the U.S. dollar against certain foreign currencies were favorably impacted by approximately $58.3 million when compared to the same period last year.

Selling, general and administrative expenses in the nine months ended December 31, 2015 were $87.6 million, or 9.8% of net sales, compared to $85.5 million, or 8.2% of net sales, in the nine month period ended December 31, 2014. The overall increase in these expenses is primarily due to higher legal and consulting fees partially offset by lower selling expenses as a result of lower sales when compared to the same nine month period last year.

During the nine months ended December 31, 2015, we recorded litigation and settlement charges of $43.7 million related to the settlement of certain litigation involving legacy environmental issues and developments in litigation with respect to certain intellectual property disputes. Effective September 30, 2015, a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. Additionally, on January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation, the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million. AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

Income from operations was $83.7 million in the nine months ended December 31, 2015 compared to $166.1 million in the nine months ended December 31, 2014.  This decrease was a result of the factors described above.

Our effective tax rate for the nine month period ended December 31, 2015 was 22.5% compared to 26.7% for the nine month period ended December 31, 2014.  Our effective tax rate was 25.6% excluding the release of certain reserves for uncertain tax positions and other discrete income tax items of $2.8 million for the nine month period ended December 31, 2015 compared to an effective tax rate of 28.6% for the nine month periods ending December 31, 2014 excluding the release of certain reserves for uncertain tax positions and other discrete income tax items of $3.2 million for the nine month period ended December 31, 2014. In addition, the effective tax rate for the nine month period ended December 31, 2015 reflects the $15.7 million tax benefit related to the litigation settlements and charges discussed above.

As a result of the factors discussed above, net income for the nine month period ended December 31, 2015 was $68.9 million compared to $124.3 million for the same nine month period last year.

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

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of December 31, 2015, we had a current ratio of 10.4 to 1, approximately $1  billion of cash, cash equivalents, and short-term and long-term investments in securities, $2,142.8 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $102.7 million in the nine months ended December 31, 2015 compared to $164.4 million of cash provided by operating activities in the nine months ended December 31, 2014. The decrease in operating cash flow compared to the same period last year was primarily a result a final payment of $122.1 million made on May 26, 2015, related to the New Bedford Harbor environmental matters discussed below and other changes in working capital.

Purchases of property and equipment were $33.8 million in the nine month period ended December 31, 2015 and $19.1 in the nine month period ended December 31, 2014. Expenditures in the nine months ended December 31, 2015 were primarily made in connection with the strategic expansion activities in the Czech Republic, Mexico and Greenville, South Carolina. We expect to incur a total of approximately $45 to $50 million in capital expenditures in fiscal 2016. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2015, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of December 31, 2015, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2015, we did not have any significant delivery contracts outstanding.

We are involved in disputes, warranty claims, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these agreements, remediation efforts, disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact above the current reserves on our financial position, results of operations, comprehensive income (loss), or cash flows.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater remediation. We have a remaining accrual of $11.0 million at December 31, 2015, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138.1 million and $15.6 million at March 31, 2015 and December 31, 2015, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127.2 million and $4.7 million in accrued expenses at March 31, 2015 and December 31, 2015, respectively, and $10.9 million in other non-current liabilities at both March 31, 2015 and December 31, 2015. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases or sites.

On November 4, 2015, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a draft order naming AVX Corporation as well as others as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will issue a final order against AVX, whether it will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

Additional information related to environmental issues can be found in Note 7, “Commitments and Contingencies”, of the Company’s Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleged that certain AVX products infringe on one or more of nine Greatbatch patents. On January 26, 2016 (following the Company’s issuance of its quarterly earnings release), the jury returned a verdict in favor of the plaintiff and found damages to Greatbatch in the amount of $37.5 million.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

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

As of December 31, 2015, we had total reserves of $39.3 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Our sales are denominated in various foreign currencies in addition to the U.S. dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Japanese yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes.  Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. See Note 11 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Risk Factors section on our Annual Report on Form 10-K, see Note 7, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
10/01/15 - 10/31/15	46,900	$13.51	46,900	3,723,369
11/01/15 - 11/30/15	190,801	13.35	190,801	3,532,568
12/01/15 - 12/31/15	32,000	13.32	32,000	3,500,568
Total	269,701	$13.37	269,701	3,500,568

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John Sarvis, President and Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2016.
31.2	Certification of Kurt P. Cummings, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2016.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer (Principal Financial Officer).

Date:   February 5, 2016

AVX Corporation

By:	/s/ Kurt P. Cummings

Kurt P. Cummings
Vice President,
Chief Financial Officer,
Treasurer and Secretary