Form 10-K
period 2016-03-31
AVX Corp
filed 2016-05-20
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Yes ☐  No  ☒

Based on the closing sales price of $13.09 on September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant as of that date was $602,647,696.

As of May 16, 2016, there were 167,464,543 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2016, are incorporated by reference into Part III.

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

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters,  and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder, which  owns approximately 73% of our outstanding common stock, and other manufacturing suppliers. We also manufacture and sell electronic connectors and inter-connect systems and distribute and sell certain electronic connectors manufactured by Kyocera.

We are organized by product line with five main product groups. Our reportable segments are based on the types of products from which we generate revenues and how management assesses performance and makes operating decisions related to these products. We have three reportable segments: Passive Components, Kyocera Electronic Devices (“KED Resale”), and Interconnect. The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Components reportable segment. Segment revenue and profit information is presented in Note 15 to the consolidated financial statements. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of AVX Interconnect automotive, telecom, and memory connectors manufactured by or for AVX. In addition, we have a corporate administration group consisting of finance, legal, environmental health and safety (“EHS”), and administrative activities.

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

Our principal strategic advantages include:

Creating Technology Leadership.    We have research and development locations in the United States, United Kingdom, Czech Republic, France, Israel, Malaysia, and Japan. We developed numerous new products and product extensions during fiscal 2016. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represent a material portion of our revenues. Our scientists and design engineers are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses. Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while continuing to reduce manufacturing costs.

Providing a Broad Product Line.    We believe that the breadth and quality of our product line and our ability to quickly respond to our customers’ design and delivery requirements make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a  substantially complete line of passive component solutions. This broad array of products allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested approximately $102 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities, with respect to the manufacture of ceramic, tantalum, and advanced components as well as Interconnect devices. In order to continually reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as El Salvador, Malaysia, Mexico, and the Czech Republic.

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

Products

We offer an extensive line of passive components designed to provide our customers with “one-stop shopping” for substantially all of their passive component needs. Passive components do not require power to operate. These components adjust and regulate voltage and current, store energy, and filter frequencies. Sales of Passive Components represented approximately 69% of our net sales in fiscal 2016. KDP and KCD Resale represented approximately 20%, and Interconnect products, together with KCP Resale Connectors, represented approximately 11% of our net sales in fiscal 2016. The table below presents revenues for fiscal 2014, 2015 and 2016 by product group. Financial information concerning our Passive Components, KED Resale, and Interconnect segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2014	2015	2016
Ceramic Components	$193,978	$202,719	$176,502
Tantalum Components	394,119	355,974	311,888
Advanced Components	357,900	359,315	333,693
Total Passive Components	945,997	918,008	822,083
KDP and KCD Resale	293,048	229,869	238,086
KCP Resale Connectors	64,680	70,741	23,751
Total KED Resale	357,728	300,610	261,837
Interconnect	138,879	134,610	111,610
Total Revenue	$1,442,604	$1,353,228	$1,195,529

Passive Components

We manufacture and resell a full line of multi-layered ceramic and tantalum electrolytic capacitors  in many different sizes and configurations. Our strategic focus on the growing use of passive components is reflected in our investment of approximately $81 million in facilities and equipment used to manufacture passive components during the past three fiscal years. Passive components accounted for approximately 69% of net sales in fiscal 2016. We believe that sales of passive components will continue to be among the most rapidly growing in the worldwide electronics market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. However, with current capacitance range extensions, we are seeing more demand for higher capacitance (“High CV”) products that increase the demand for products we sell. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 59% of our passive component net sales in fiscal 2016.

We also offer a line of advanced passive component products to fill the special needs of our customers. Our family of passive components also includes film capacitors, high energy/voltage power capacitors, and varistors. Our advanced product engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications. The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Sales of advanced products accounted for approximately 41% of passive component net sales in fiscal 2016.

KED Resale

We have a non-exclusive license to distribute and sell certain Kyocera-manufactured electronic component and connector products to certain customers and in certain territories outside of Japan. Our distribution and sale of certain Kyocera products broadens our range of products and further facilitates our ability to offer “one-stop shopping” for our customers' electronic components needs. The Kyocera KDP and KCD electronic components we sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Resale product sales also include connectors manufactured by Kyocera.  Sales of these products accounted for approximately 22% of net sales in fiscal 2016.    For additional information regarding the Company’s relationship with Kyocera see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Interconnect

We manufacture and resell high-quality electronic connectors and interconnect systems for use in various industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, and stability and safety control systems. We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, tablets, GPS, and other hand held devices. In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED and LCD markets. We have invested approximately $17 million in facilities and equipment over the past three years,  as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business.  Sales of Interconnect products, including KCP Resale connector products, accounted for approximately 11% of net sales in fiscal 2016.   Approximately 18% of combined Interconnect and KCP Resale Connector net sales in fiscal 2016 consisted of connectors manufactured by Kyocera. Kyocera notified AVX in February, 2014 of its intent, effective April 1, 2015 to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. AVX’s sales of Kyocera connector products in Asia were $47.5 million and $1.1 million for the fiscal years ended March 31, 2015 and March 31, 2016, respectively.

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

Approximately 30%, 28%, and 42% of our net sales for fiscal 2016 were to our customers in the Americas, Europe, and Asia, respectively. Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein. A discussion of risks associated with our foreign operations can be found in “Risk Factors” herein.

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

Our products are used in a wide variety of applications by numerous customers. In order to maximize our opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers.  Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal years ended March 31, 2014,  March 31, 2015 and March 31, 2016, no single customer accounted for more than 10% of our sales. As of March 31, 2015 and March 31, 2016,  one customer represented 15% and 13%, respectively, of the Company’s accounts receivable balance. Because we are a supplier to several significant manufacturers in the broad based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $270 million at March 31, 2014, $228 million at March 31, 2015 and $224 million at March 31, 2016. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, and product delivery lead times in the industry. Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in any ensuing period since many orders are placed and delivered within the same period. In addition, the increased use of vendor managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

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

Our research and development effort and our operational level engineering effort place a priority on the design and development of product extensions, innovative new products and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with circuit board assembly. Research, development, and engineering expenditures were approximately $26 million, $25 million, and $28 million during fiscal 2014, 2015, and 2016, respectively. The level of such spending can fluctuate as new products are transferred to full scale production and process enhancements are implemented.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not individually or in the aggregate material to the successful operation of our business. For discussion regarding our license arrangement with Kyocera, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

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

We are a major consumer of the world’s annual production of tantalum. Tantalum powder and wire are principal materials used in the manufacture of tantalum capacitor products. Tantalum raw materials as well as processed powder and wire are purchased from suppliers in various parts of the world at prices that are subject to periodic adjustment and variations in the market. The tantalum required to manufacture our products has generally been available in sufficient quantity.  The limited number of tantalum material suppliers that process tantalum ore into capacitor grade tantalum powder has led to higher prices during periods of increased demand and/or limited mining output.

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. For the ten years prior to our participation in “Solutions for Hope”, we had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”) or any other area in which insurgents or similar groups benefit from the sale of minerals. We have conducted extensive supply chain investigations relating to tantalum and are a participant in “Solutions for Hope”, which is a program designed to ensure that tantalum sourced from the DRC does not derive from conflict areas. “Solutions for Hope” incorporates the independently-validated Conflict-Free Smelter program. As a result, AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all our tantalum products contain only tantalum from smelters that have been independently-validated under the Conflict-Free Smelter program in accordance with the principles of the Dodd-Frank legislation and the current Organisation for Economic Cooperation and Development (“OECD”) guidelines.

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

Competition

Markets for our products are highly competitive. We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price. We believe we are competitively positioned on each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and interconnect products available from any one source. Our major competitors for passive electronic components include: Murata Manufacturing Co. Ltd., TDK Corporation, Kemet Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electronics, and Vishay Intertechnology, Inc. Our major competitors for certain electronic interconnect products include: TE Connectivity, Amphenol Corporation, Molex Incorporated,  and Erni Electronics. There are many other companies that produce products in the markets in which we compete.

Employees

As of March 31, 2016,  we employed approximately 10,200 full-time employees. Approximately 1,400 of these employees are employed in the United States, of which, approximately 240 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions. Our relationship with our employee union groups is generally good. However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $11.0 million at March 31, 2016, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138.1 million and $16.8 million at March 31, 2015 and March 31, 2016, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127.2 million and $7.4 million in accrued expenses at March 31, 2015 and March 31, 2016, respectively, and $10.9 million and $9.4 million in other non-current liabilities at March 31, 2015 and March 31, 2016, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain property sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases or sites.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation as well as others as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

We are not involved in any pending or threatened environmental proceedings that would require curtailment of our operations. We continually expend funds to ensure that our facilities comply with applicable environmental regulations. While we believe that we are in material compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of all past occurrences on sites that we currently occupy. More stringent environmental regulations may be enacted in the future and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

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

In addition, our Company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports from our website, go to “Investors”, then to “Financial Reports”.

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

To review these documents, go to our website and click “About”, then click “Corporate Information”, then click “Corporate Governance”.

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

Name	Age	Position
John Sarvis...........................	66	Chief Executive Officer and President
John Lawing.........................	65	Senior Vice President, Chief Technology Officer
Kurt P. Cummings.................	60	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Kathleen M. Kelly.................	62	Senior Vice President of Human Resources
Keith Thomas.......................	61	Senior Vice President, President of Kyocera Electronic Devices
Peter Venuto......................... S. Willing King.....................	6353	Senior Vice President of Sales Senior Vice President of Tantalum Products

John Sarvis

Chief Executive Officer and President since April 2015. Vice President of Ceramic Products since 2005. Divisional Vice President – Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

John Lawing

Senior Vice President since 2015. Vice President, Chief Technology Officer since April 2014. President and Chief Operating Officer from 2013 to March 2014. Vice President of Advanced Products from 2005 to April 2013. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 1997, held positions in Engineering, Technical, Operational, and Plant management. Employed by the Company since 1981.

Kurt P. Cummings

Senior Vice President since 2015. Vice President, Chief Financial Officer and Treasurer since 2000.  Secretary since 1997.  Corporate Controller from 1992 to 2000.  Prior to 1992, Partner with Deloitte & Touche LLP.

Kathleen M. Kelly

Senior Vice President since 2015. Vice President of Human Resources since 2010. Vice President of Administration from 2007 to 2010. Prior to the acquisition of American Technical Ceramics by the Company in 2007, served as Vice President – Administration and as Corporate Secretary of American Technical Ceramics from November, 1989.

Keith Thomas

Senior Vice President since 2015. Vice President since 2001. President of Kyocera Electronic Devices since 2004. Vice President of Kyocera Developed Products from 2001 to 2004. Divisional Vice President of Kyocera Developed Products from 1992 until 2001. Employed by the Company since 1980.

Peter Venuto

Senior Vice President since 2015. Vice President of Sales since 2009. Vice President of North American and European Sales from 2004 to 2009. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 until 2000. Director of Strategic Accounts from 1990 until 1997. Director of Business Development from 1987 until 1989. Employed by the Company since 1987.

S. Willing King

Senior Vice President since 2015. Vice President of Tantalum Products since 2013. Deputy General Manager of Tantalum Products from 2012 to 2013. Vice President of Product Marketing from 2004 to 2012. Director of Product Marketing from 2000 to 2004. Prior to 2000, held positions in Technical Service, Sales, and Marketing. Employed by the Company since 1984.

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

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have resulted in, and may in the future result in, significant fluctuations in demand for our products, selling prices, and our resulting profitability. Most of our customers operate in cyclical industries. Their requirements for passive components and interconnect products fluctuate significantly as a result of changes in general economic conditions, technological changes, customer demand, and other factors. During periods of increasing demand our customers typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions and customer industries. Significant fluctuations in sales of our products impact our unit manufacturing costs and impact our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs. Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

We must consistently reduce costs to remain competitive and to address downward price trends

To remain competitive and to address the impact of potential downward price trends we must consistently reduce the total costs of our products. Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle. To remain competitive, we must achieve continuous cost reductions through process and material improvements. We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management. In addition, as a result of our efforts to streamline manufacturing and logistics operations and to enhance operations in lower operating cost regions, we have incurred restructuring costs in the past and are likely to incur restructuring costs in the future in response to competitive pressures. If we are unsuccessful in implementing restructuring or other cost reduction plans, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our sales levels, financial condition, and operating results.

We attempt to improve profitability by operating in countries in which operating costs are lower; but the shift of operations to these regions may entail considerable expense and risk

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower operating costs, such as the Czech Republic, Malaysia, Mexico, and El Salvador. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions. This under-utilization may result initially in production inefficiencies and higher overall costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience labor strikes or other types of disruption as a result of lay-offs or termination of our employees in higher-cost countries.

Our global operations subject us to many different and complex laws and rules

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new foreign jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

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

If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, finance, and especially our design and technical personnel. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business and results of operations.

We must continue to develop new products and technology to remain competitive

Most of the fundamental technologies used in the passive components industry have been available for a long time. The market is nonetheless typified by rapid changes in product designs and technological advantages allowing for better performance and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. Successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products. To address downward selling price pressure for our products and to meet market requirements, we must continue to develop innovative products and production techniques. Sustaining and improving our profitability depends a great deal on our ability to develop new products quickly and successfully meet changing customer specifications. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced price pressure over time. We have traditionally addressed downward pricing trends in part by offering products with new technologies or applications that offer our customers advantages over older products. We also seek to maintain profitability by developing products to our customers’ specifications that are not readily available from competitors. Developing and marketing these products requires start-up costs that may not be recouped if those new products or production techniques are not successful. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

Our operating results are sensitive to raw material and resale product availability, quality, and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices. Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium, and other raw materials that we use in the manufacture of our products are subject to fluctuation and have experienced significant variability in the past. Our inability to recover costs through increased sales prices could have an adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials and products. Depending on the extent of the difference between market price and our carrying cost, the write-down could have an adverse effect on our results of operations.

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

Our growth strategy may include growth through acquisitions, which may involve significant risks

We may, from time to time, make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities. Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions; (3) risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) future impairments of goodwill and other intangible assets of an acquired business; (10) unanticipated legal and regulatory issues in the jurisdictions of the acquired business; and (11) liabilities for activities of the acquired businesses, including environmental, tax, and other known and unknown liabilities.

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

Our participation in “Solutions for Hope” is intended to affirm our commitment to supply conflict-free minerals to our customers and to fully comply with the OECD guidelines and SEC regulations. The implementation of Rule 1502 has not had a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals. We filed our most recent Form SD with the SEC on May 28, 2015.

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

A significant portion of our cash, cash equivalents, and short-term investments were held by foreign subsidiaries

We generate a significant amount of cash and profits from our foreign subsidiaries. We expect that cash and profits generated by our foreign subsidiaries will continue to be reinvested indefinitely. However, liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries which may be subject to restrictions or cause unfavorable tax or earnings consequences. Approximately 80% of our cash and investment securities are held by international subsidiaries. While we intend to use cash held overseas to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely. We expect to generate sufficient cash from our U.S. subsidiaries to meet our cash requirements.

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

Our ability to maintain our competitiveness depends, in part, on our maintaining the proprietorship of our technology

We will protect our proprietary rights as long as our proprietary technologies are maintained as trade secrets or are covered by recognized patents. We properly apply for, and will continue applying for, patents covering our technologies. Each patent application may not result in a successful patent issuance. Competitors may develop similar, alternative, or new technologies which reduce the positive impact of our patents. In addition, competitors may challenge our patents, seek to invalidate them, or operate in certain countries who do not recognize our legal patent rights. The protection of intellectual property involves multiple legal and factual issues which makes the process difficult.

Patent and intellectual property rights litigation is prevalent in the electronic components industry. We have occasionally been advised that we are infringing on others’ patent and intellectual property rights and have recently seen an aggressive posture within the electronic component industry to assert and defend patent claims. We will continue to vigorously defend our patent and intellectual property rights and may be involved in future litigation alleging our infringement of such rights from others. We will seek multiple remedies to resolve these claims, including the normal practice of the offering or purchasing of licenses, in an acceptable manner. An unfavorable outcome regarding these rights could have an adverse effect on our business and our results of operations.

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

Third-party service providers, such as distributors, subcontractors, and vendors have access to certain portions of our sensitive data. In the event that these service providers do not appropriately protect our data, the result could be a security breach or loss of our data. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.

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

We are also in the process of converting certain IP systems and consolidating certain global systems. If such projects fail, or if unexpected technical difficulties arise, our operations and financial systems could be adversely affected. Further, we could incur additional costs or require additional technical support to resolve such difficulties.

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

Our fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment, using tools and fixtures. In many instances the machinery and equipment have automatic control features and special adaptations. Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use. We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment. Our capital expenditures for plant and equipment were $26.8 million in fiscal 2014, $26.6 million in fiscal 2015 and $48.1 million in fiscal 2016.

We believe that our facilities are suitable and adequate for the business conducted therein and are being appropriately utilized for their intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time construct, acquire or lease additional facilities and/or dispose of existing facilities.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	370,000	Owned	Headquarters/Manufacturing/Warehouse/Research – PC
Myrtle Beach, SC	150,000	Owned	Manufacturing — PC

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	94,000	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	542,000	Owned	Manufacturing/Warehouse/Research — PC
Lanskroun, Czech Republic	71,000	Leased	Manufacturing/Warehouse — PC
Uherske Hradiste, Czech Republic	336,000	Owned	Manufacturing — PC
Uherske Hradiste, Czech Republic	80,000	Leased	Warehouse — PC
Bzenec, Czech Republic	200,000	Owned	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing/Research — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Juarez, Mexico	218,000	Owned	Manufacturing — PC — CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Adogawa, Japan	206,000	Owned	Manufacturing/Research — PC
Hong Kong	30,000	Owned	Warehouse — PC — CP
Hong Kong	21,000	Leased	Warehouse/Office – PC – CP

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleged that certain AVX products infringe on one or more of nine Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and found damages to Greatbatch in the amount of $37.5 million.  AVX is reviewing this initial verdict and consulting with its legal advisors on what action AVX may take in response, and continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

As of March 31, 2016, we had total reserves of $39.7 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

We are involved in other disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss),  or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time, may harm our financial position, results of operations, comprehensive income (loss),  or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “AVX.” At May 16, 2016, there were 311 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2015 and March 31, 2016. On May 12, 2016, our Board of Directors declared a $0.1050 dividend per share of common stock with respect to the quarter ended March 31, 2016. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2015		2016		Per Share
	High	Low	High	Low	2015	2016
First Quarter	$14.13	$13.89	$14.96	$13.42	$0.095	$0.105
Second Quarter	13.90	13.77	13.67	12.00	0.105	0.105
Third Quarter	14.95	14.73	14.32	11.96	0.105	0.105
Fourth Quarter	15.15	14.95	12.68	10.43	0.105	0.105

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company

6201 15th Avenue

Brooklyn, NY  11219

1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2011 to the end of fiscal year 2016, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of three companies whose businesses are representative of our business segments. The companies in the peer group are: Kemet Corporation, Vishay Intertechnology, Inc., and Fairchild Semiconductor International, Inc.

Cumulative Total Return
	3/31/11	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16
AVX - NYSE	$100	$91	$84	$95	$106	$97
S & P 500	$100	$109	$124	$151	$170	$173
Peer Group	$100	$73	$73	$75	$82	$80

Purchases of Equity Securities by the Issuer

The following table provides information regarding purchases by the Company, during the fourth quarter ended March 31, 2016, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
1/1/16 - 1/31/16	-	$-	-	3,500,568
2/1/16 - 2/29/16	23,700	11.57	23,700	3,476,868
3/1/16 - 3/31/16	53,430	11.94	53,430	3,423,438
Total	77,130	$11.83	77,130	3,423,438

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market.  The repurchased shares are held as treasury stock and are available for general corporate purposes.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2016.  The selected consolidated financial data for the five fiscal years ended March 31, 2016 are derived from AVX’s  audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	2016
OPERATING RESULTS DATA:
Net sales	$1,545,254	$1,414,400	$1,442,604	$1,353,228	$1,195,529
Cost of sales	1,153,295	1,150,630	1,163,770	1,024,659	906,460
Gross profit	391,959	263,770	278,834	328,569	289,069
Selling, general and administrative expenses	116,408	117,365	119,670	115,820	119,767
Legal and environmental charges	100,000	266,250	-	-	45,318
Profit (loss) from operations	175,551	(119,845)	159,164	212,749	123,984
Interest income	6,798	7,021	4,899	4,554	5,003
Interest expense	(707)	(2,262)	(2,432)	(978)	(513)
Other, net	(1,737)	1,764	1,726	2,274	3,678
Income (loss) before income taxes	179,905	(113,322)	163,357	218,599	132,152
Provision for (benefit from) income taxes	27,100	(49,010)	36,320	(7,272)	30,617
Net income (loss)	$152,805	$(64,312)	$127,037	$225,871	$101,535

Income (loss) per share:
Basic	$0.90	$(0.38)	$0.75	$1.34	$0.61
Diluted	$0.90	$(0.38)	$0.75	$1.34	$0.60
Weighted average common shares outstanding:
Basic	169,886	169,124	168,473	168,148	167,797
Diluted	170,134	169,124	168,658	168,402	167,961
Cash dividends declared per common share	$0.28	$0.31	$0.37	$0.41	$0.42

	As of March 31,
	2012	2013	2014	2015	2016
BALANCE SHEET DATA:
Working capital	$1,430,072	$1,614,656	$1,606,789	$1,478,243	$1,506,589
Total assets	2,468,012	2,601,995	2,384,988	2,459,015	2,409,819
Stockholders' equity	2,120,753	1,972,930	2,047,685	2,131,963	2,177,106

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	2016
OTHER DATA:
Capital expenditures	$49,201	$43,705	$26,805	$26,599	$48,103
Research, development and engineering expenses	30,467	26,240	26,240	25,390	28,300

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated revenues for the fiscal year ended March 31, 2016 were $1,195.5 million with net income of $101.5 million compared to consolidated revenues of $1,353.2 million with net income of $225.9 million for the fiscal year ended March 31, 2015. During fiscal 2016, we saw a decrease in sales due to a number of factors, including, lower unit sales due to soft global economic conditions and our customers’ inventory reduction initiatives, the effect of the strength of the U.S. dollar versus the Japanese Yen and Euro on reported sales, and the transfer of Kyocera manufactured connector product resale activity in the Asian region, previously handled by AVX, to Kyocera effective April 1, 2015. Gross profit margins declined slightly year over year to 24.2% from 24.3%, and operating results were unfavorably impacted by certain environmental and legal charges discussed below.

In fiscal 2016, we generated $166.4 million of cash from operating activities. We used cash generated from operations to fund $2.1 million of general working capital requirements and $48.1 million of property and equipment purchases. In addition, to enhance shareholder value, we spent $10.2 million to repurchase shares of our common stock on the market and paid dividends of $70.5 million during fiscal year 2016. Our financial position remains strong with approximately $1.0 billion of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2016.

We remain committed to investing in new products and improvements to our production processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of passive component and interconnect product solutions. We are currently producing more sophisticated electronic component parts necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, wearable electronic devices, tablets, ultrabooks, netbooks, automobiles, and renewable energy products that are manufactured by our customers. As a result, we have continued our focus on value-added advanced products and interconnect solutions to serve this expanding market. We are also focused on controlling and reducing costs to accommodate market forces and offset rising operating costs. We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world. We believe that these strategies enable us to adapt quickly and benefit as market conditions change in order to provide shareholder value.

In addition, we may, from time to time, consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With continuing uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2017. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is limited and forecasting is a challenge due to volatility and uncertainty in global government and consumer spending. We expect to see typical pricing pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on the sale of higher margin value-added electronic components to support today’s advanced electronic devices and cost management to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with product line rationalizations. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty and caution in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to new products resulting from advances in component designs and our expanded production capabilities. We have fostered our financial health and the strength of our balance sheet. We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2016 compared to Year Ended March 31, 2015

Net sales for the fiscal year ended March 31, 2016 were $1,195.5 million compared to $1,353.2 million for the fiscal year ended March 31, 2015.

The table below represents product group revenues for the fiscal years ended March 31, 2014, 2015, and 2016.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2014	2015	2016
Ceramic Components	$193,978	$202,719	$176,502
Tantalum Components	394,119	355,974	311,888
Advanced Components	357,900	359,315	333,693
Total Passive Components	945,997	918,008	822,083
KDP and KCD Resale	293,048	229,869	238,086
KCP Resale Connectors	64,680	70,741	23,751
Total KED Resale	357,728	300,610	261,837
Interconnect	138,879	134,610	111,610
Total Revenue	$1,442,604	$1,353,228	$1,195,529

Passive Component sales were $822.1 million for the fiscal year ended March 31, 2016 compared to $918.0 million during the fiscal year ended March 31, 2015. The sales decrease in Passive Components reflects a lower overall market demand across most of our product market segments related to soft global economic conditions, the unfavorable impact on reported sales of currency exchange as the U.S. dollar strengthened against certain foreign currencies and our continued focus on the sale of value added and higher capacitance components with higher margin opportunities and lower sales volumes rather than higher volume commodity components when compared to the same period last year. Lower sales is also reflective of our customers’ cautious inventory management programs during the current fiscal year.

KDP and KCD Resale sales were $238.1 million for the fiscal year ended March 31, 2016 compared to $229.9 million during the fiscal year ended March 31, 2015. This increase is primarily attributable to higher demand from our telecommunications and cellular device customers in the current year partially offset by the unfavorable impact on reported sales of the stronger U.S. dollar when compared to the Japanese Yen.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $135.4 million in the fiscal year ended March 31, 2016 compared to $205.4 million during the fiscal year ended March 31, 2015. This decrease was primarily attributable to Kyocera’s decision to utilize their sales force rather than continuing to have AVX resell their connector products in Asia. Kyocera notified AVX in February, 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera manufactured connector products in Asia were $1.1 million and $47.5 million with operating profit of $0.4 million and $1.9 million for the fiscal years ended March 31, 2016 and March 31, 2015, respectively. For more information regarding AVX’s relationship with Kyocera, see “Relationship with Kyocera and Related Transactions” below. In addition, there was a negative impact on reported sales resulting from the strength of the U.S. dollar when compared to the Japanese Yen and the Euro, partially offset by improved volumes to our automotive customers.

Our sales to independent electronic distributors represented 45.0% of total net sales for the fiscal year ended March 31, 2016, compared to 45.7% for fiscal year ended March 31, 2015. Overall, distributor activity as a percentage of sales decreased slightly when compared to the same period in the prior year reflective of their cautious inventory management programs. Our sales to distributor customers may involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges decreased to $29.4 million, or 5.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2016 compared to $33.6 million, or 5.4% of gross sales to distributor customers, for the fiscal year ended March 31, 2015. Applications under such programs for fiscal years ended March 31, 2016 and 2015 were approximately $31.5 million and $34.4 million, respectively.

Geographically, compared to the prior fiscal year, regional sales as a percentage of total sales for the fiscal year ended March 31, 2016 increased slightly in the Americas while decreasing slightly in Europe. Generally, all three geographic regions faced similar market conditions. Our Asian market sales were impacted Kyocera’s aforementioned decision to utilize their sales force rather than continuing to have AVX resell Kyocera manufactured connector products in this region. Sales in Asia remained 41.6% of total sales, while sales in the Americas increased slightly to 30.0% and sales in Europe decreased slightly to 28.4% of total sales.  This compares to 41.6%, 29.7%, and 28.7% of total sales for the Asian, American, and European regions in the prior year, respectively. As a result of the strength of the U.S. dollar against certain foreign currencies, reported sales for the year ended March 31, 2016 were unfavorably impacted by approximately $51 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2016 decreased slightly to 24.2% of sales, or $289.1 million, compared to a gross profit margin of 24.3% of sales, or $328.6 million, in the fiscal year ended March 31, 2015. This overall decrease in dollars and percentage is primarily a result of lower sales volumes and lower selling prices reflective of soft demand in the global marketplace when compared to the same period last year. The impact on gross margin due to lower selling prices was partially offset by our focus on the sale of value added and higher capacitance passive components with better margin opportunities than higher volume commodity components. Gross profit also benefited from lower manufacturing and overhead costs due to our focus on cost control and manufacturing efficiencies. In addition, the currency impact of a stronger U.S. dollar against certain foreign currencies favorably impacted costs by approximately $59 million when compared to the same period last year.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2016 were $119.8 million, or 10.0% of net sales, compared to $115.8 million, or 8.6% of net sales, for the fiscal year ended March 31, 2015. The overall increase in selling, general and administrative expenses is primarily due to higher legal advisory fees partially offset by lower selling expenses as a result of lower sales for the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015.

 During the fiscal ended March 31, 2016, we recorded estimated litigation and settlement charges of $45.3 million related to the outcome of certain litigation and remediation challenges involving legacy environmental issues and intellectual property litigation. Effective September 30, 2015, a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain property sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. Additionally, on January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation, the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million. Also, during the fourth quarter of the fiscal year ended March 31, 2016, we accrued a $1.3 million estimated charge related to a new environmental remediation demand related to a legacy environmental issue and a $0.4 million charge related to a recent jury finding with respect to an intellectual property lawsuit filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp.

   Profit from operations for the fiscal year ended March 31, 2016 decreased $88.8 million to $124.0 million compared to $212.8 million for the fiscal year ended March 31, 2015. This decrease is a result of the factors above.

Other income increased $2.3 million to $8.2 million in fiscal 2016 compared to $5.9 million in fiscal 2015. This increase is primarily attributable to higher interest income resulting from an increase in the overall average balance of our cash and investments during fiscal 2016 when compared to fiscal 2015 and foreign currency exchange gains.

The tax rate for the fiscal year ended March 31, 2016 was a tax rate of 23.2% compared to a tax benefit of (3.3%) for the fiscal year ended March 31, 2015. For fiscal 2016 the rate of 23.2% is impacted by a reduction of income tax reserves related to the expiration of statutory periods with regard to certain income tax positions of approximately $4.4 million. Excluding such discrete items recorded during the fiscal year ended March 31, 2016, the effective tax rate would have been 26.5%. The tax rate for fiscal 2015 was impacted by net income tax benefits of $70.3 million primarily attributable to the reversal of valuation allowances of $50.0 million related to the forecasted future utilization of net operating loss carryforwards (“NOL’s”) in our European operations and net tax benefits of $17.5 million primarily due to the U.S. tax benefits related to the restructuring of certain foreign subsidiaries. Excluding such discrete items recorded during the fiscal year ended March 31, 2015, the effective tax rate would have been 28.9%.

The gross NOL’s related to the $50.0 million reversal of valuation allowances in the fiscal year ended March 31, 2015 were $149.9 million. The related tax benefits upon utilization of the NOL’s are un-expiring, however they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOL’s could take an extended period of time to realize and are contingent upon the foreign subsidiary’s continuing profitability.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2016 was $101.5 million compared to a $225.9 million for the fiscal year ended March 31, 2015.

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

Passive Component sales were $918.0 million for the fiscal year ended March 31, 2015 compared to $946.0 million during the fiscal year ended March 31, 2014. The sales decrease in Passive Components, specifically Tantalum Components, reflects overall market demand and our continued focus on the sale of value added and higher capacitance components with better margin opportunities. Lower sales is also reflective of our customer’s management of inventory levels in the fiscal year ended March 31, 2015 and the negative effects of currency exchange as the U.S. dollar strengthened against certain foreign currencies, primarily the Japanese Yen and the Euro. The increase in sales of Ceramic and Advanced Components reflects the demand in the automotive, computer, industrial and telecommunications equipment markets for more sophisticated electronic components across global markets.

KDP and KCD Resale sales were $229.9 million for the fiscal year ended March 31, 2015 compared to $293.0 million during the fiscal year ended March 31, 2014. This decrease is primarily attributable to lower demand from, and inventory management by, our cellular device customers as well as the unfavorable impact due to the strength of the U.S. dollar when compared to the Japanese Yen.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $205.4 million in the fiscal year ended March 31, 2015 compared to $203.6 million during the fiscal year ended March 31, 2014. This increase was primarily attributable to an increased demand in the automotive sector reflective of the increased electronic content in today’s automobiles, partially offset by the negative impact on sales resulting from the strength of the U.S. dollar when compared to the Japanese Yen and the Euro. Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its manufactured connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47.5 million and $44.9 million with operating profit of $1.9 million and $2.7 million for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

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

The tax rate for the fiscal year ended March 31, 2015 was a tax benefit of (3.3%) compared to a tax rate of 22.2% for the fiscal year ended March 31, 2014. The lower rate for fiscal 2015 is the result of net income tax benefits of $70.3 million primarily attributable to the reversal of valuation allowances of $50.0 million related to the forecasted future utilization of (“NOL’s”) in our European operations and net tax benefits of $17.5 million primarily due to the U.S. tax benefits related to the restructuring of foreign subsidiaries. Excluding such discrete items recorded during the fiscal year ended March 31, 2015, the effective tax rate would have been 28.9%. For fiscal 2014, the rate of 22.2% is primarily due to reserve adjustments due to the expiration of tax periods allowed for the audit of certain prior year income tax returns and adjustments of approximately $4.5 million related to prior period income tax accruals and estimates. Excluding such discrete items recorded during the fiscal year ended March 31, 2014, the effective tax rate would have been 29.9%.

The gross NOL’s related to the $50.0 million reversal of valuation allowances in the fiscal year ended March 31, 2015 are $149.9 million. The related tax benefits upon utilization of the NOL’s are un-expiring, however they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOL’s could take an extended period of time to realize and are contingent upon the foreign subsidiary’s continuing profitability.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2015 was $225.9 million compared to a $127.0 million for the fiscal year ended March 31, 2014.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions.  Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand.  As of March 31, 2016, we had a current ratio of 9.4 to 1, $1.0 billion of cash, cash equivalents, and investments in securities, $2,177.1 million of stockholders' equity and no borrowings.

As of March 31, 2016, we had cash, cash equivalents, and short-term and long-term investments in securities of $1.0 billion, of which $829.9 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for their on-going working capital, capital expenditure needs, and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue our intended business strategies.

Net cash provided by operating activities was $166.4 million for the fiscal year ended March 31, 2016, compared to cash provided by operations of $197.6 million for the fiscal year ended March 31, 2015 and cash used in operations of $70.6 million for the fiscal year ended March 31, 2014. Cash provided by operations was lower in fiscal 2016 compared to the same period last year primarily a result a final payment of $122.1 million made on May 26, 2015, related to the New Bedford Harbor environmental matters discussed below and other changes in working capital. Fiscal 2014 included two installment payments with respect to the settlement, approved by the United States District court on September 19, 2013, with the EPA and the Commonwealth of Massachusetts related to the harbor. October 18, 2013, we paid the initial settlement installment of $133.4 million, plus accrued interest. We prepaid a second settlement installment of $110.8 million, plus accrued interest on the remaining settlement amount on March 26, 2014. As noted above, we prepaid the remaining balance of $122.1 million, plus interest of $1.1 million, on May 26, 2015.

Purchases of property and equipment totaled $48.1 million in fiscal 2016, $26.6 million in fiscal 2015, and $26.8 million in fiscal 2014. The increase in expenditures during fiscal 2016 were primarily made in connection with strategic building expansion and equipment purchase activities in the Czech Republic, Mexico and Greenville, South Carolina as we expanded production capabilities of the passive component and interconnect product lines. We expect to continue to make strategic capital investments in our passive component and interconnect product lines and estimate that we will incur capital expenditures of approximately $36 million in fiscal 2017. The actual amount of capital expenditures will depend upon the outlook for end market demand.

Historically, our funding has been internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of March 31, 2016, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. Also, potential acquisitions, depending upon their size, could require the Company to utilize its current cash resources, or use external borrowings. We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2016, 2015, and 2014, dividends of $70.5 million, $67.3 million, and $60.3 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of an additional 5,000,000 shares of our common stock.   We purchased 761,145 shares at a cost of $10.2 million during fiscal 2016, 524,806 shares at a cost of $7.2 million during fiscal 2015, and 799,066 shares at a cost of $10.3 million during fiscal 2014. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2016, there were 3,423,438 shares that may yet be repurchased under this program.

At March 31, 2016, we had contractual obligations for the construction of plants and acquisition of equipment aggregating approximately $18.9 million.

We make contributions to our U.S. and international defined benefit plans as required under various pension funding regulations. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy long-term funding obligations. We made contributions of $0.8 million to our U.S. defined benefit plans during the fiscal year ended March 31, 2016 and do not estimate that any contributions will be made during the fiscal year ending March 31, 2017. We made contributions of $7.9 million to our international defined benefit plans during the fiscal year ended March 31, 2016 and estimate that we will make contributions of approximately $7.3 million during the fiscal year ending March 31, 2017. We have unfunded actuarially computed pension liabilities of approximately $9.1 million related to these defined benefit pension plans as of March 31, 2016.

We are a lessee under long‑term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2016, were approximately $17.5 million.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $11.0 million at March 31, 2016, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138.1 million and $16.8 million at March 31, 2015 and March 31, 2016, respectively, related to the various matters and specific sites discussed above. These reserves are classified in the Consolidated Balance Sheets as $127.2 million and $7.4 million in accrued expenses at March 31, 2015 and March 31, 2016, respectively, and $10.9 million and $9.4 million in other non-current liabilities at March 31, 2015 and March 31, 2016, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain property sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6.5 million to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases or sites.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation as well as others as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleged that certain AVX products infringe on one or more of nine Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and found damages to Greatbatch in the amount of $37.5 million.  AVX is reviewing this initial verdict, consulting with its legal advisors on what action AVX may take in response, and continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleges that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million, which has been accrued as of March 31, 2016.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

As of March 31, 2016, we had total reserves of $39.7 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

We are involved in other disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other proceedings, we believe, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time, may harm our financial position, results of operations, comprehensive income (loss), or cash flows.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2016 as noted below.

			FY 2018 -	FY 2020 -
Contractual Obligations (in thousands)	Total	FY 2017	FY 2019	FY 2021	Thereafter
Operating Leases	$17,502	$4,375	$6,486	$6,091	$550
Plant and Equipment	$18,912	$18,557	$355	$-	$-

Table above does not include payments related to the settlement of the harbor disclosed above and in Note 12.

During the fiscal year ended March 31, 2016, we made contributions of $4.2 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by the Company are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2017 will be approximately $4.2 million.

During the fiscal year ended March 31, 2016, we made contributions of $0.8 million and $7.2 million to our U.S. and international defined benefit plans, respectively. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations. We expect to make contributions of approximately $7.3 million for our international defined benefit plans for the fiscal year ending March 31, 2017. We do not anticipate making contributions to the U.S. plans in fiscal 2017.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2016, we had no material outstanding purchase commitments.

We have a $3.4 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot reasonably estimate the amount or timing of cash payments that may be required to settle these liabilities beyond 2016. For additional information, refer to Note 9.

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

Revenue Recognition

All of our products are built to specification and tested by us or our suppliers for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders. Shipping and handling costs are included in cost of sales. We recognize revenue when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. We evaluate gross versus net presentation on revenues from products purchased and resold in accordance with the revenue recognition criteria outlined in FASB ASC 605-45, Principal Agent Considerations. Based on the evaluation with our resale arrangements with Kyocera, including consideration of the primary indicators set forth in ASC 605-45-45, we record revenue related to products purchased and resold on a gross basis. Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates.  Accordingly, there can be no assurance that actual results will not differ from those estimates.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes.” This guidance simplifies the presentation of deferred income taxes which have previously been split between current and noncurrent deferred tax assets and liabilities. Accordingly, the recording and presentation of deferred income taxes are required to be presented as noncurrent in a classified statement of financial position. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted and management elected to adopt this guidance prospectively beginning with the interim reporting period ended December 31, 2015. The impact on the Balance Sheet as of March 31, 2015 would have been a decrease in current deferred income tax assets of $77.0 million and an increase in non-current deferred income tax assets of $77.0 million as well as a decrease of current deferred income tax liabilities of $0.4 million and an increase of non-current deferred income tax liabilities of $0.4 million.

In February 2016, FASB issued ASU 2016-2, “Leases”. This guidance changes the inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding financial leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 13, 2016, Kyocera owned beneficially and of record 121,800,000 shares of AVX common stock, representing approximately 73% of our outstanding shares.

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

Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $1.1 million, $47.5 million, and $44.9 million with operating profit of $0.4 million, $1.9 million, and $2.7 million for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

For fiscal 2016,  our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $13.6 million in fiscal 2016.

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

The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Registered Public Accounting Firm thereon, are presented beginning on page 47 of this report:

Consolidated Balance Sheets, March 31, 2015 and 2016	49
Consolidated Statements of Operations, Years Ended March 31, 2014, 2015, and 2016	50

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2016.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2016, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors,  the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors”,  “Board of Directors – Governance”,  “Board of Directors – Meetings Held and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant”.

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

10.1

Products Supply and Distribution Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2000).

*10.2

AVX Nonqualified Supplemental Retirement Plan Amended and Restated effective January 1, 2008 (the AVX Corporation SERP was merged into this plan effective January 1, 2005) (incorporated by reference to Exhibit 10.4 to the Annual Report on Form10-K of the Company for the year ended March 31, 2009).

*10.3

Amendment to AVX Nonqualified Supplemental Retirement Plan, effective December 15, 2014. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form10-K of the Company for the year ended March 31, 2015).

*10.4

AVX Corporation 2004 Stock Option Plan as amended through July 23, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008).

*10.5

AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan as amended through July 28, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008).

*10.6

Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2004 Stock Option Plan and AVX Corporation 2004 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2013).

10.7

Machinery and Equipment Purchase Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.8

Materials Supply Agreement by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended March 31, 2005).

10.9

Disclosure and Option to License Agreement effective as of April 1, 2008 by and between Kyocera Corporation and AVX Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 25, 2008).

10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company for year ended March 31, 2010).
10.11

Supplemental Consent Decree with Defendant AVX Corporation containing agreement among the Company, the United States Environmental Protection Agency and the Commonwealth of Massachusetts, dated October 10, 2012 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 11, 2012).

*10.12	AVX Corporation 2014 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10K/A of the Company for the year ended March 31, 2013).
*10.13	AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan as amended May 12, 2016.
*10.14

Form of Notice of Grant of Stock Options and Option Agreement for awards pursuant to AVX Corporation 2014 Stock Option Plan and AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2014).

*10.15	AVX Corporation 2014 Restricted Stock Unit Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the Securities and Exchange Commission on August 6, 2014.)
*10.16	AVX Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2015).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John Sarvis
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings
* Agreement relates to executive compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation
by: /s/ Kurt P. Cummings
KURT P. CUMMINGS
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Dated: May 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer	May 20, 2016
John Sarvis	(Principal Executive Officer)

/s/ Kurt P. Cummings	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	May 20, 2016
Kurt P. Cummings	(Principal Financial Officer)

/s/ Michael E. Hufnagel	Vice President of Corporate Finance	May 20, 2016
Michael E. Hufnagel	(Principal Accounting Officer)
*
Kazuo Inamori	Chairman Emeritus of the Board	May 20, 2016
*
Tetsuo Kuba	Director	May 20, 2016
*
Goro Yamaguchi	Director	May 20, 2016
*
Tatsumi Maeda	Director	May 20, 2016
*
Shoichi Aoki	Director	May 20, 2016
*
Donald B. Christiansen	Director	May 20, 2016
*
David DeCenzo	Director	May 20, 2016
*
Joseph Stach	Director	May 20, 2016

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated.

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$381,605	$454,208
Short-term investments in securities	461,901	494,594
Accounts receivable - trade, net	186,615	162,453
Accounts receivable - affiliates	2,377	6,219
Inventories	535,912	484,268
Income taxes receivable	67,504	51,400
Deferred income taxes	76,963	-
Prepaid and other	31,675	33,749
Total current assets	1,744,552	1,686,891
Long-term investments in securities	150,029	85,577
Property and equipment, net	199,842	217,998
Goodwill	213,051	213,051
Intangible assets, net	62,587	57,554
Deferred income taxes - non-current	79,276	130,786
Other assets	9,678	17,962
Total Assets	$2,459,015	$2,409,819
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$35,290	$42,150
Accounts payable - affiliates	40,753	36,018
Income taxes payable	4,450	3,772
Deferred income taxes	424	-
Accrued payroll and benefits	38,952	32,408
Accrued expenses	146,440	65,954
Total current liabilities	266,309	180,302
Pensions	22,520	20,585
Deferred income taxes - non-current	5,770	7,142
Other liabilities	32,453	24,684
Total non-current liabilities	60,743	52,411
Total Liabilities	327,052	232,713
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 168,190 and 167,492 shares for 2015 and 2016, respectively
Additional paid-in capital	352,996	354,186
Retained earnings	1,948,476	1,979,512
Accumulated other comprehensive (loss)	(66,665)	(44,368)
Treasury stock, at cost,	(104,608)	(113,988)
8,178 and 8,876 shares for 2015 and 2016, respectively
Total Stockholders' Equity	2,131,963	2,177,106
Total Liabilities and Stockholders' Equity	$2,459,015	$2,409,819

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2015	2016
Net sales	$1,442,604	$1,353,228	$1,195,529
Cost of sales	1,163,770	1,024,659	906,460
Gross profit	278,834	328,569	289,069
Selling, general and administrative expenses	119,670	115,820	119,767
Legal and environmental charges	-	-	45,318
Profit from operations	159,164	212,749	123,984
Other income (expense):
Interest income	4,899	4,554	5,003
Interest expense	(2,432)	(978)	(513)
Other, net	1,726	2,274	3,678
Income before income taxes	163,357	218,599	132,152
Provision for (benefit from) income taxes	36,320	(7,272)	30,617
Net income	$127,037	$225,871	$101,535

Income per share:
Basic	$0.75	$1.34	$0.61
Diluted	$0.75	$1.34	$0.60

Dividends declared	$0.3650	$0.4100	$0.4200
Weighted average common shares outstanding:
Basic	168,473	168,148	167,797
Diluted	168,658	168,402	167,961

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended March 31,
	2014	2015	2016
Net income	$127,037	$225,871	$101,535
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	4,670	(64,734)	14,330
Foreign currency cash flow hedges adjustment	933	(2)	2
Pension liabilities adjustment	6,854	(7,494)	8,209
Other post-employment obligations	-	(2,561)	(244)
Other comprehensive income (loss), net of income taxes	12,457	(74,791)	22,297
Comprehensive income	$139,494	$151,080	$123,832

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT MARCH 31, 2013	168,633	$1,764	$(98,364)	$350,791	$1,723,070	$(4,331)	$1,972,930
Net income	-	-	-	-	127,037	-	127,037
Other comprehensive
income, net of income taxes	-	-	-	-	-	12,457	12,457
Dividends of $0.37 per share	-	-	-	-	(60,251)	-	(60,251)
Stock-based
compensation expense	-	-	-	1,363	-	-	1,363
Stock option activity	387	-	4,915	(672)	-	-	4,243
Tax benefit of stock
option exercises	-	-	-	226	-	-	226
Treasury stock purchased	(799)	-	(10,320)	-	-	-	(10,320)
BALANCE AT MARCH 31, 2014	168,221	$1,764	$(103,769)	$351,708	$1,789,856	$8,126	$2,047,685
Net income	-	-	-	-	225,871	-	225,871
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(74,791)	(74,791)
Dividends of $0.41 per share	-	-	-	-	(67,251)	-	(67,251)
Stock-based
compensation expense	-	-	-	1,456	-	-	1,456
Stock option activity	495	-	6,318	(642)	-	-	5,676
Tax benefit of stock
option exercises	-	-	-	474	-	-	474
Treasury stock purchased	(525)	-	(7,157)	-	-	-	(7,157)
BALANCE AT MARCH 31, 2015	168,191	$1,764	$(104,608)	$352,996	$1,948,476	$(66,665)	$2,131,963
Net income	-	-	-	-	101,535	-	101,535
Other comprehensive
income, net of income taxes	-	-	-	-	-	22,297	22,297
Dividends of $0.42 per share	-	-	-	-	(70,499)	-	(70,499)
Stock-based
compensation expense	-	-	-	1,229	-	-	1,229
Stock option activity	62	-	805	(97)	-	-	708
Tax benefit of stock
option exercises	-	-	-	58	-	-	58
Treasury stock purchased	(761)	-	(10,185)	-	-	-	(10,185)
BALANCE AT MARCH 31, 2016	167,492	$1,764	$(113,988)	$354,186	$1,979,512	$(44,368)	$2,177,106

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2014	2015	2016
OPERATING ACTIVITIES:
Net income	$127,037	$225,871	$101,535
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	50,209	42,214	38,951
Stock-based compensation expense	1,363	1,456	1,229
Deferred income taxes	70,726	(58,387)	26,722
Loss on disposal of property, plant & equipment, net of retirements	174	42	87
Changes in operating assets and liabilities:
Accounts receivable	(7,639)	18,773	20,578
Inventories	9,778	(3,005)	55,482
Accounts payable and accrued expenses	(169,535)	115,401	(77,494)
Income taxes	1,165	3,336	(591)
Other assets	(42,535)	(23,939)	8,429
Other liabilities	(111,380)	(124,173)	(8,487)
Net cash provided by (used in) operating activities	(70,637)	197,589	166,441
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,805)	(26,599)	(48,103)
Purchase of business, net of cash acquired	(1,600)	-	-
Purchases of investment securities	(663,816)	(1,064,254)	(771,178)
Redemptions of investment securities	801,542	886,656	803,470
Proceeds from property, plant & equipment dispositions	795	88	1,084
Net cash provided by (used in) investing activities	110,116	(204,109)	(14,727)
FINANCING ACTIVITIES:
Dividends paid	(60,251)	(67,251)	(70,499)
Purchase of treasury stock	(10,320)	(7,157)	(10,185)
Proceeds from exercise of stock options	4,243	5,676	708
Excess tax benefit from stock-based payment arrangements	226	474	58
Net cash used in financing activities	(66,102)	(68,258)	(79,918)
Effect of exchange rate changes on cash	573	(4,291)	807
Increase (decrease) in cash and cash equivalents	(26,050)	(79,069)	72,603
Cash and cash equivalents at beginning of period	486,724	460,674	381,605
Cash and cash equivalents at end of period	$460,674	$381,605	$454,208

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

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”). As of March 31, 2016, Kyocera owned approximately 73% of our outstanding shares of common stock.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double‑declining balance method. Buildings are depreciated on the straight‑line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years.  Depreciation expense was $43,731, $37,073 and $33,918 for the fiscal years ended March 31, 2014, 2015 and 2016, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill and indefinite-lived intangible assets, but test these assets for impairment annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill and indefinite-lived intangible assets are evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit. If the sum of the discounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our annual goodwill and indefinite-lived intangible assets impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2014, 2015, or 2016.

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $6,478,  $5,141, and $5,033 for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

	March 31, 2015		March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(21,250)	$51,000	$(24,083)
Developed technology and other	13,231	(10,994)	13,231	(11,494)
Trade name and trademarks	34,000	(3,400)	34,000	(5,100)
Total	$98,231	$(35,644)	$98,231	$(40,677)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2017	$5,032
2018	4,963
2019	4,886
2020	4,841
2021	4,687
Thereafter	33,145

Pension Assumptions:

Pension benefit obligations and the related effects on our results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected rate of return on plan assets, are important elements of plan expense and/or liability measurement. We evaluate these assumptions annually. The discount rate enables us to state expected future cash flows at a present value on the measurement date. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield unique to each plan. A lower discount rate increases the present value of benefit obligations and increases pension expense. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Other assumptions involve demographic factors such as retirement, mortality, and turnover. These assumptions are evaluated annually and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In such cases, the differences between actual results and actuarial assumptions are amortized over future periods.

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

Derivative Financial Instruments:

Derivative instruments are reported on the consolidated balance sheets at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as accounting hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and is reclassified into the statement of operations in the same period during which the hedged transaction affects our results of operations. Any contracts that do not qualify as hedges, for accounting purposes, are marked to market with the resulting gains and losses recognized in other income or expense.

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

Revenue Recognition and Accounts Receivable:

All products are built to specification and tested by AVX or our suppliers for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders. Shipping and handling costs are included in cost of sales. We recognize revenue when the sales process is complete. This occurs when products are shipped to the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. We evaluate gross versus net presentation on revenues from products purchased and resold in accordance with the revenue recognition criteria outlined in FASB ASC 605-45, Principal Agent Considerations. Based on the evaluation with our resale arrangements with Kyocera, including consideration of the primary indicators set forth in ASC 605-45-45, we record revenue related to products purchased and resold on a gross basis. Estimates used in determining sales allowance programs described below are subject to the volatilities of the marketplace. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to our estimates. Accordingly, there can be no assurance that actual results will not differ from those estimates.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $10,514,  $11,951, and $13,683 for the fiscal years ended March 31, 2014, 2015, and 2016, respectively. Engineering expenses are included in cost of sales and were $15,726,  $13,439, and $14,616 for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

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

Treasury Stock:

Our Board of Directors have approved stock repurchase authorizations in 2005 and 2007 whereby up to 10,000 shares of common stock could be purchased from time to time at the discretion of management. Accordingly, 799 shares were purchased during the fiscal year ended March 31, 2014,  525 shares were purchased during the fiscal year ended March 31, 2015, and 761 shares were purchased during the fiscal year ended March 31, 2016. We purchased 77 shares of common stock during the fourth quarter of the fiscal year ended March 31, 2016. As of March 31, 2016, we had in treasury 8,876 common shares at a cost of $113,988.  There are 3,423 shares that may yet be purchased under the 2007 authorization.

Commitments and Contingencies:

Liabilities for loss contingencies are recorded when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of loss can be estimated, we accrue the most likely amount.  In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued.  Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Legal advisory costs are expensed as incurred.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes.” This guidance simplifies the presentation of deferred income taxes which have previously been split between current and noncurrent deferred tax assets and liabilities. Accordingly, the recording and presentation of deferred income taxes are required to be presented as noncurrent in a classified statement of financial position. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted and management elected to adopt this guidance prospectively beginning with the interim reporting period ended December 31, 2015. The impact on the Balance Sheet as of March 31, 2015 would have been a decrease in current deferred income tax assets of $76,963 and an increase in non-current deferred income tax assets of $76,963 as well as a decrease of current deferred income tax liabilities of $424 and an increase of non-current deferred income tax liabilities of $424.

In February 2016, FASB issued ASU 2016-2, “Leases”. This guidance changes the inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding financial leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options are currently the only common stock equivalents and are computed using the treasury stock method.

The table below represents the basic and diluted earnings per share, calculated using the weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2014, 2015, and 2016:

	Fiscal Year Ended March 31,
	2014	2015	2016
Net income	$127,037	$225,871	$101,535
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,473	168,148	167,797
Basic earnings per share	$0.75	$1.34	$0.61
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,473	168,148	167,797
Effect of stock options	185	254	164
Weighted Average Shares used in Computing Diluted EPS (1)	168,658	168,402	167,961
Diluted earnings per share	$0.75	$1.34	$0.60

 (1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 2,942 shares, 2,309 shares, and 2,974 shares for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

3.  Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2014		2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$4,670	$4,670	$(64,734)	$(64,734)	$14,330	$14,330
Foreign currency cash flow hedges adjustment	1,149	933	10	(2)	29	2
Pension liability adjustment	9,791	6,854	(9,930)	(7,494)	11,077	8,209
Other post-employment obligations	-	-	(2,561)	(2,561)	(244)	(244)
Other comprehensive income (loss)	$15,610	$12,457	$(77,215)	$(74,791)	$25,192	$22,297

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2015	2016
Foreign currency translation adjustment	$(13,986)	$344
Foreign currency cash flow hedges adjustment	182	184
Pension liability adjustment	(50,300)	(42,091)
Other post-employment obligations	(2,561)	(2,805)
Accumulated other comprehensive income (loss)	$(66,665)	$(44,368)

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

During the fiscal years ended March 31, 2014, 2015, and 2016, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,279	-	1,279	-
Total	$9,915	$8,636	$1,279	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$8,636	$8,636	$-	$-
Foreign currency derivatives(2)	1,170	-	1,170	-
Total	$9,806	$8,636	$1,170	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,409	-	1,409	-
Total	$6,370	$3,710	$2,660	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,350	-	1,350	-
Total	$6,311	$3,710	$2,601	$-

 (1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets in the March 31, 2015 and 2016 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss).  Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2015 and 2016, all of our forward contracts have been designated as Level 2 measurements.

5. Accounts Receivable:

	Fiscal Year Ended March 31,
	2015	2016
Trade	$209,838	$183,871
Less:
Allowances for doubtful accounts	659	423
Ship from stock and debit and stock rotation	16,378	14,314
Sales returns and discounts	6,186	6,681
Total allowances	23,223	21,418
	$186,615	$162,453

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Fiscal Year Ended March 31,
	2014	2015	2016
Allowances for doubtful accounts:
Beginning Balance	$705	$410	$659
Charges	43	704	112
Applications	(338)	(455)	(348)
Ending Balance	$410	$659	$423

	Fiscal Year Ended March 31,
	2014	2015	2016
Ship from stock and debit and stock rotation:
Beginning Balance	$14,771	$17,138	$16,378
Charges	40,676	33,634	29,432
Applications	(38,309)	(34,394)	(31,496)
Translation and other	-	-	-
Ending Balance	$17,138	$16,378	$14,314

	Fiscal Year Ended March 31,
	2014	2015	2016
Sales returns and discounts:
Beginning Balance	$5,486	$6,356	$6,186
Charges	22,608	20,524	21,736
Applications	(21,782)	(20,468)	(21,271)
Translation and other	44	(226)	30
Ending Balance	$6,356	$6,186	$6,681

6. Inventories:

	Fiscal Year Ended March 31,
	2015	2016
Finished goods	$102,212	$85,617
Work in process	106,627	101,436
Raw materials and supplies	327,073	297,215
	$535,912	$484,268

7. Property and Equipment:

	Fiscal Year Ended March 31,
	2015	2016
Land	$37,461	$34,358
Buildings and improvements	294,577	313,812
Machinery and equipment	1,128,683	1,144,246
Construction in progress	7,216	20,835
	1,467,937	1,513,251
Accumulated depreciation	(1,268,095)	(1,295,253)
	$199,842	$217,998

8.  Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries. As of March 31, 2016,  we believe that our credit risk exposure is not significant.

At March 31, 2015 and 2016 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial paper	$34,493	$-	$(13)	$34,480
Corporate bonds	2,517	-	-	2,517
Time deposits	424,891	227	-	425,118
Long-term investments:
Corporate bonds	150,029	51	(53)	150,027
	$611,930	$278	$(66)	$612,142

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial Paper	$-	$-	$-	$-
Corporate bonds	-	-	-	-
Time deposits	494,594	296	-	494,890
Long-term investments:
Corporate bonds	85,577	39	(28)	85,588
	$580,171	$335	$(28)	$580,478

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2016, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$494,594	$494,890
Due after one year through five years	85,577	85,588
Total	$580,171	$580,478

9. Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Year Ended March 31,
	2014	2015	2016
Domestic	$83,837	$114,333	$39,713
Foreign	79,520	104,266	92,439
	$163,357	$218,599	$132,152

The provision for (benefit from) income taxes consisted of:

	Fiscal Year Ended March 31,
	2014	2015	2016
Current:
Federal/State	$(53,100)	$27,620	$(11,117)
Foreign	18,325	22,189	15,028
	(34,775)	49,809	3,911
Deferred:
Federal/State	72,028	(5,684)	23,903
Foreign	(933)	(51,397)	2,803
	71,095	(57,081)	26,706
	$36,320	$(7,272)	$30,617

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Management elected to adopt ASU 2015-17, “Income Taxes”, prospectively beginning with the interim reporting period ended December 31, 2015. This guidance requires that all deferred tax assets and liabilities are classified as non-current. See Note 1 for more information regarding the adoption of this accounting standard. Significant components of our deferred tax assets and liabilities are as follows:

	As of March 31,
	2015		2016
Current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,452	$-	$-	-
Inventory reserves	14,376	356	-	-
Accrued expenses and other	57,881	80	-	-
Sub total	80,709	436	-	-
Less: valuation allowances	(3,734)	-	-	-
Total Current	$76,975	$436	$-	$-

	As of March 31,
	2015		2016
Non-current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$-	$-	$8,692	11
Inventory reserves	-	-	16,430	380
Depreciation and amortization	9,928	10,144	9,351	6,254
Pension obligations	17,348	7,936	15,551	8,797
Accrued expenses	7,928	-	31,316	264
Other, net	4,160	51	4,069	60
Net operating loss and tax credit carry forwards	75,746	-	80,035	-
Sub total	115,110	18,131	165,444	15,766
Less: valuation allowances	(23,473)	-	(26,034)	-
Total Non-current	$91,637	$18,131	$139,410	$15,766

	As of March 31,
	2015	2016
Assets, net of valuation allowances	$168,612	$139,410
Liabilities	(18,567)	(15,766)
Net deferred income tax assets	$150,045	$123,644

	As of March 31,
	2014	2015	2016
Valuation allowance beginning balance	$91,541	98,801	27,207
Charged to costs and expenses	1,227	(1,910)	413
Additions	-	-	-
Releases	-	(50,111)	(2,730)
Translation and other	6,033	(19,573)	1,144
Valuation allowance ending balance	$98,801	$27,207	$26,034

Amounts included in our consolidated balance sheets:

	As of March 31,
	2015	2016
Current assets	$76,963	$-
Current liabilities	(424)	-
Noncurrent assets	79,276	130,786
Noncurrent liabilities	(5,770)	(7,142)
Net deferred income tax assets	$150,045	$123,644

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2014	2015	2016
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.6	0.6	0.4
Effect of foreign operations	(7.6)	(6.0)	(8.7)
Change in valuation allowance	0.9	(22.4)	0.5
Deemed dividends from subsidiaries	2.8	1.8	2.9
Deduction for domestic production activities	-	(1.3)	-
Utilization of foreign tax credits	(1.7)	(1.2)	(2.4)
Branch accounting restructuring	-	(6.5)	-
Change in uncertain tax positions	(3.8)	(0.6)	(2.6)
Adjustment of prior year balances	(2.3)	-	-
Other, net	(1.7)	(2.7)	(1.9)
Effective tax rate	22.2%	-3.3%	23.2%

At March 31, 2016, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, China, and Japan had tax net operating loss carry forwards totaling approximately $221,731of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, Israel, China, and Japan since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances increased (decreased) $7,250, $(71,583), and $(1,173) during the years ended March 31, 2014, 2015, and 2016, respectively, as a result of changes in the net operating losses of the subsidiaries or as a result of changes in foreign currency exchange rates in the countries mentioned above.

The decrease in valuation allowance during the year ended March 31, 2015 was also due to the reversal of valuation allowances of $49,969 related to the future utilization of NOLs totaling $149,922 at a French subsidiary. The related tax benefits upon utilization of the French NOLs are un-expiring; however, they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOLs could take an extended period of time to realize and are dependent upon the French subsidiary’s continuing profitability.

At the present time, we expect that cash and profits generated by our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  Total undistributed earnings which would be subject to U.S. income tax if remitted were approximately $951,000 and $993,000 as of March 31, 2015 and 2016, respectively. The amount of U.S. taxes on such undistributed earnings as of March 31, 2015 and 2016 would have been $186,676 and $176,491, respectively.

Income taxes paid totaled $27,514, $56,389 and $22,919 during the years ended March 31, 2014, 2015 and 2016, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the tax years 2011 and forward in the United States, 2011 and forward in Germany, 2009 and forward in Hong Kong, and 2009 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2013	$14,202
Additions for tax positions of prior years	615
Additions for tax positions in current period	75
Reductions for tax positions of prior years	(1,124)
Reductions due to expiration of statutory periods	(5,521)
Reductions due to settlements with taxing authorities	(164)
Balance at March 31, 2014	$8,083
Additions for tax positions of prior years	564
Additions for tax positions in current period	257
Reductions for tax positions of prior years	(55)
Reductions due to expiration of statutory periods	(1,687)
Reductions due to settlements with taxing authorities	(386)
Balance at March 31, 2015	$6,776
Additions for tax positions of prior years	10
Additions for tax positions in current period	228
Reductions for tax positions of prior years	(30)
Reductions due to expiration of statutory periods	(3,585)
Reductions due to settlements with taxing authorities	-
Balance at March 31, 2016	$3,399

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2015 and 2016, we had accrued interest related to uncertain tax positions of $1,243 and $535, respectively. During the year ended March 31, 2015 and 2016, we recognized $88 of interest expense and a  $(708) reduction in interest expense, respectively, due to the expirations of statutory periods.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $6,776 and $3,399 at March 31, 2015 and 2016, respectively. This amount excludes the accrual for estimated interest discussed above.

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

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in an increase in recorded net pension liabilities by $4,145 during the fiscal year ended March 31, 2015, and a decrease in recorded net pension liabilities by $13,884 during the fiscal year ended March 31, 2016.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2015 and 2016 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2015	2016	2015	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$39,282	$45,243	$169,575	$176,939
Service cost	196	197	903	988
Interest cost	1,588	1,539	6,238	5,173
Plan participants' contributions	-	-	49	24
Actuarial loss (gain)	6,036	(1,213)	25,376	(15,668)
Benefits paid	(1,859)	(2,786)	(6,164)	(7,114)
Benefit obligation acquired during the year	-	-	-	683
Foreign currency exchange rate changes	-	-	(19,038)	(4,408)
Benefit obligation at end of year	$45,243	$42,980	$176,939	$156,617
Change in plan assets:
Fair value of plan assets at beginning of year	$36,058	$37,716	$153,998	$161,520
Actual return (loss) on assets	1,401	(1,598)	21,913	(1,170)
Employer contributions	2,116	793	8,074	7,868
Plan participants' contributions	-	-	49	24
Benefits paid	(1,859)	(2,786)	(6,164)	(7,114)
Foreign currency exchange rate changes	-	-	(16,350)	(4,718)
Fair value of plan assets at end of year	37,716	34,125	161,520	156,410
Funded status	$(7,527)	$(8,855)	$(15,419)	$(207)

The combined accumulated benefit obligation at March 31, 2015 and 2016 was $222,076 and $199,597 respectively.

At March 31, 2016, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit plans and all but one of the international defined benefit plans.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2015	2016
Assumptions:
Discount rates	0.5-3.5%	0.5-3.5%
Increase in compensation	3.4%	3.4%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2015 and 2016 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2015 and 2016.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2015	2016	2015	2016
Beginning balance	$10,953	$16,993	$45,461	$49,620
Net loss (gain) incurred during the year	6,844	2,498	11,391	(7,934)
Amortization of net actuarial gain (loss)	(804)	(1,582)	(1,885)	(2,157)
Amortization of prior service cost	-	-	-	257
Foreign currency exchange rate changes	-	-	(5,347)	(1,597)
	$16,993	$17,909	$49,620	$38,189

Amounts that have not yet been recognized as components of net periodic pension cost (as a component of accumulated comprehensive income (loss) at March 31, 2015 and 2016) are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2015 (1)	2016 (2)	2015 (1)	2016 (2)
Unrecognized net actuarial loss	$10,876	$11,474	$39,424	$30,104
Unamortized prior service cost	-	-	-	-
	$10,876	$11,474	$39,424	$30,104

(1) Amounts in the above table as of March 31, 2015 are net of $6,117 and $10,219 tax benefit for the U.S. and International Plans, respectively.

(2) Amounts in the above table as of March 31, 2016 are net of $6,435 and $8,088 tax benefit for the U.S. and International Plans, respectively.

The March 31, 2016 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2017 is $1,800 for the U.S. Plans and $2,040 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2014	2015	2016
Service cost	$1,473	$1,175	$1,177
Interest cost	8,176	8,361	6,939
Expected return on plan assets	(9,022)	(10,137)	(8,677)
Amortization of prior service cost	-	-	-
Recognized actuarial loss	3,749	2,689	3,740
Net periodic pension cost	$4,376	$2,088	$3,179

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2014	2015	2016
Assumptions:
Discount rates	1.0-4.2%	1.0-4.5%	0.5-3.6%
Increase in compensation	3.9%	3.9%	3.4%
Expected long-term rate of return on plan assets	1.4-7.3%	1.4-7.3%	1.4-7.3%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates decreased approximately 1.0% from March 31, 2015 to March 31, 2016.

The fair value of pension assets at March 31, 2015 and 2016 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$148	$148	$-	$-
Pooled Separate Accounts	28,738	-	28,738	-
Guaranteed Deposit Account	8,830	-	8,830	-

International Defined Benefit Plan Assets:
Cash	362	362	-	-
Depository Account	7,464	7,464	-	-
Pooled Separate Accounts	153,694	-	153,694	-
Total	$199,236	$7,974	$191,262	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$159	$159	$-	$-
Pooled Separate Accounts	26,552	-	26,552	-
Guaranteed Deposit Account	7,414	-	7,414	-

International Defined Benefit Plan Assets:
Cash	381	381	-	-
Depository Account	7,810	7,810	-	-
Pooled Separate Accounts	148,219	-	148,219	-
Total	$190,535	$8,350	$182,185	$-

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

Our pension plans’ weighted average asset allocations at March 31, 2015 and 2016, by asset category are as follows:

	As of March 31, 2015		As of March 31, 2016
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	56%	42%	57%	45%
Debt securities	20%	53%	21%	50%
Other	24%	5%	22%	5%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations. We expect to make contributions of approximately $7,300 to the international plans in fiscal 2017 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2017	$2,035	$6,536
2018	2,102	6,658
2019	2,217	6,781
2020	2,320	6,898
2021	2,416	7,023
2022-2026	12,994	36,956

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by us are discretionary and are determined by our Board of Directors each year. Our contributions to the savings plans in the United States for the fiscal years ended March 31, 2014, 2015 and 2016 were approximately $4,074, $4,000, and $4,222, respectively.

We  also sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by us. The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust. The value of the participants’ balances fluctuate based on the performance of the investments. The market value of the trust at March 31, 2015 and 2016 of $8,636 and $4,961, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

11.  Stock Based Compensation:

We have four fixed stock option plans. Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non‑Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  No awards were made under these two plans after August 1, 2013. Under the 2014 Stock Option Plan, we  can grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2014 Non-Employee Directors’ Stock Option Plan, as amended, we  can grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years. Options granted under the  1995 Stock Option Plan, 2004 Stock Option Plan, and the 2014 Stock Option Plan vest as to 25% annually and options granted under the Non-Employee Directors’ Stock Option Plan, 2004 Non‑Employee Directors’ Stock Option Plan, and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually. Requisite service periods related to all plans begin on the grant date.  As of March 31, 2016, there were 13,951 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	3,582	$13.45	-	-
Options granted	530	14.49	-	-
Options exercised	(63)	11.27	-	$170
Options cancelled/forfeited	(107)	13.12	-	49
Outstanding at March 31, 2016	3,942	$13.63	4.94	$1,785

Exercisable at March 31, 2016	2,885	$13.72	3.74	$1,439

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $654, $1,376, and $170 for fiscal years ended March 31, 2014, 2015, and 2016, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2015	952	$2.50
Options granted	530	2.49
Options cancelled/forfeited	(48)	2.55
Options vested	(377)	2.52
Unvested balance at March 31, 2016	1,057	$2.49

The total unrecognized compensation costs related to unvested awards expected to be recognized over the vesting period, approximately four years, was $778 and $844 as of March 31, 2015 and 2016, respectively. The total aggregate fair value of options vested is $1,365, $1,894, and $951 for fiscal years ended March 31, 2014, 2015, and 2016, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.25, $2.75, and $2.49 per option during fiscal years ended March 31, 2014, 2015, and 2016, respectively. The consolidated statement of operations includes $799, net of $430 of tax benefit, in stock-based compensation expense for fiscal 2016.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility. We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the fiscal year ended March 31, 2016 was 7.4%. The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2014	2015	2016
	Grants	Grants	Grants
Expected life (years)	6	6	6
Interest rate	1.0%	2.0%	1.5%
Volatility	29%	27%	24%
Dividend yield	3.1%	2.9%	2.9%

12. Commitments and Contingencies:

We are a lessee under long‑term operating leases primarily for office space, warehouse, plant and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2016, were as follows:

Fiscal Year ended March 31,
2017	$4,375
2018	3,414
2019	3,072
2020	3,077
2021	3,014
Thereafter	549

Rental expense for operating leases was $7,333, $6,759, and $6,352 for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

From time to time we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2016, we had no significant outstanding purchase commitments.

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

Also, on June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $10,954 at March 31, 2016, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $138,146 and $16,809 at March 31, 2015 and 2016, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $127,246 and $7,409 in accrued expenses at March 31, 2015 and 2016, respectively, and $10,900 and $9,400 in other non-current liabilities at March 31, 2015 and 2016, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

Effective September 30, 2015 a Settlement Agreement and Mutual Release (“Settlement Agreement”) was entered into with the City of New Bedford in settlement of the following two cases: DaRosa v. City of New Bedford and City of New Bedford, et al v. AVX Corporation both arising from contamination at certain property sites in the City of New Bedford. In accordance with the Settlement Agreement, AVX paid the sum of $6,500 to the City of New Bedford in October 2015. This Settlement Agreement releases AVX from any future actions by the City of New Bedford related to these cases or sites.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation as well as others as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v AVX Corporation.  This case alleged that certain AVX products infringe on one or more of nine Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and found damages to Greatbatch in the amount of $37,500.  AVX is reviewing this initial verdict, consulting with its legal advisors on what action AVX may take in response, and continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168, which has been accrued as of March 31, 2016.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

As of March 31, 2016, we had total reserves of $39,668 with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

We are involved in other disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, management believes, based upon a review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time, may harm our financial position, results of operations, comprehensive income (loss), or cash flows.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our results of operations. At March 31, 2015 and 2016, respectively, the Company had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2015	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,090	Accrued expenses	$864

March 31, 2016	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,125	Accrued expenses	$869

For these derivatives designated as hedging instruments, during fiscal 2014, 2015, and 2016, net pre-tax gains (losses) of $(3,567), $(2,133), and $40, respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2014, 2015, and 2016, net pretax gains (losses) of $(5,140), $(11,040), and $(773), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $509,  $8,725 and $807, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2015 and 2016, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2015	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$189	Accrued expenses	$306

March 31, 2016	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$284	Accrued expenses	$481

For these derivatives not designated as hedging instruments during fiscal 2014, 2015, and 2016, losses of $(3,462), $(4,392), and $(818), respectively, were recognized in other expense, which partially offset the  $1,022, $4,035 and $1,231 in exchange gains, respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2015 and 2016, we had outstanding foreign exchange contracts with notional amounts totaling $205,911 and $204,372, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

14.  Transactions With Affiliate:

Our business includes certain transactions with our majority shareholder, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2014	2015	2016
Sales:
Product and equipment sales to affiliates	$20,530	$28,723	$22,230
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	322,570	272,679	233,637
Other:
Dividends paid	43,544	48,720	51,156

    Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $43,858,  $47,513 and $1,148 with operating profit of $2,720,  $1,944 and $363 for the fiscal years ended March 31, 2014, 2015, 2016, respectively.

15.  Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of AVX Interconnect automotive, telecom, and memory connectors manufactured by AVX Interconnect or purchased from other manufacturers for resale.  Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2014	2015	2016
Ceramic Components	$193,978	$202,719	$176,502
Tantalum Components	394,119	355,974	311,888
Advanced Components	357,900	359,315	333,693
Total Passive Components	945,997	918,008	822,083
KDP and KCD Resale	293,048	229,869	238,086
KCP Resale Connectors	64,680	70,741	23,751
Total KED Resale	357,728	300,610	261,837
Interconnect	138,879	134,610	111,610
Total Revenue	$1,442,604	$1,353,228	$1,195,529

	Fiscal Year Ended March 31,
	2014	2015	2016
Operating profit (loss):
Passive components	$165,441	$217,706	$198,268
KED Resale	18,074	21,010	16,764
Interconnect	27,689	28,072	19,954
Corporate activities	(52,040)	(54,039)	(111,002)
Total	$159,164	$212,749	$123,984

	Fiscal Year Ended March 31,
	2014	2015	2016
Depreciation and amortization:
Passive components	$32,662	$29,394	$28,460
KED Resale	169	104	83
Interconnect	6,863	5,921	5,300
Corporate activities	10,515	6,795	5,108
Total	$50,209	$42,214	$38,951

	As of March 31,
	2015	2016
Assets:
Passive components	$742,543	$618,642
KED Resale	39,900	30,179
Interconnect	46,111	49,646
Cash, A/R and S/T and L/T investments	1,182,527	1,203,051
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	234,883	295,250
Total	$2,459,015	$2,409,819

	Fiscal Year Ended March 31,
	2014	2015	2016
Capital expenditures:
Passive components	$22,764	$21,452	$36,400
KED Resale	114	4	29
Interconnect	3,269	4,899	9,237
Corporate activities	658	244	2,437
Total	$26,805	$26,599	$48,103

During the fiscal years ended March 31, 2016 and March 31, 2015, no customers accounted for more than 10% of the Company’s sales. As of March 31, 2016 and March 31, 2015, one customer represented 13% and 15%, respectively, of the Company’s accounts receivable balance.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets. Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2014	2015	2016
Net sales:
Americas	$404,446	$402,209	$358,372
Europe	379,183	388,747	339,768
Asia	658,975	562,272	497,389
Total	$1,442,604	$1,353,228	$1,195,529

Property, plant and equipment, net:
Americas	$89,086	$81,787	$91,674
Europe	92,430	68,442	77,619
Asia	54,209	49,613	48,705
Total	$235,725	$199,842	$217,998

1.

16.  Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2015 and 2016 is as follows:

	First Quarter		Second Quarter
	2015	2016	2015	2016
Net sales	$350,589	$300,516	$365,405	$304,361
Gross profit	85,177	77,174	87,773	71,776
Net income	40,771	35,629	44,621	27,867
Basic earnings per share	0.24	0.21	0.27	0.17
Diluted earnings per share	0.24	0.21	0.27	0.17

	Third Quarter		Fourth Quarter
	2015	2016	2015	2016
Net sales	$321,687	$287,047	$315,547	$303,605
Gross profit	78,677	66,043	76,942	74,076
Net income	38,953	5,374	101,526	32,665
Basic earnings per share	0.23	0.03	0.60	0.19
Diluted earnings per share	0.23	0.03	0.60	0.19

     Results for the quarter ended March 31, 2015 include $67,153 or $0.40 per diluted share of one-time income tax benefits primarily attributable to the reversal of valuation allowances related to the future utilization of net operating loss carryforwards in our European operations and tax benefits related to the restructuring of foreign subsidiaries in the fourth quarter.

17.  Subsequent Events:

On April 18, 2016, in the case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp., the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168.  AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response. See Note 12 for additional information with regard to this case.

On May 12,  2016, our Board of Directors declared a $0.105 dividend per share of common stock for the quarter ended March 31, 2015. The dividend will be paid to stockholders of record on June 3, 2016 and will be disbursed on June 17, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in fiscal 2016.

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

Nashville, Tennessee

May 20, 2016