Form 10-Q
period 2016-06-30
AVX Corp
filed 2016-08-04
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common Stock, par value $0.01 per share	167,453,492

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$454,208	$483,349
Short-term investments in securities	494,594	574,907
Accounts receivable - trade, net	162,453	163,152
Accounts receivable - affiliates	6,219	7,359
Inventories	484,268	484,042
Income taxes receivable	51,400	29,192
Prepaid and other	33,749	34,918
Total current assets	1,686,891	1,776,919
Long-term investments in securities	85,577	10,463
Property and equipment, net	217,998	224,803
Goodwill	213,051	213,051
Intangible assets, net	57,554	56,296
Deferred income taxes	130,786	125,095
Other assets	17,962	14,969
Total Assets	$2,409,819	$2,421,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$42,150	$42,305
Accounts payable - affiliates	36,018	41,687
Income taxes payable	3,772	5,417
Accrued payroll and benefits	32,408	29,686
Accrued expenses	65,954	66,648
Total current liabilities	180,302	185,743
Pensions	20,585	16,726
Deferred income taxes	7,142	2,053
Other liabilities	24,684	31,173
Total Liabilities	232,713	235,695
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 167,492 and 167,447 shares at March 31, 2016 and June 30, 2016, respectively	1,764	1,764
Additional paid-in capital	354,186	354,893
Retained earnings	1,979,512	1,991,821
Accumulated other comprehensive loss	(44,368)	(47,961)
Treasury stock, at cost:
8,876 and 8,922 shares at March 31, 2016 and June 30, 2016, respectively	(113,988)	(114,616)
Total Stockholders' Equity	2,177,106	2,185,901
Total Liabilities and Stockholders' Equity	$2,409,819	$2,421,596

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2015	2016
Net sales	$300,516	$314,823
Cost of sales	223,342	244,960
Gross profit	77,174	69,863
Selling, general and administrative expenses	28,508	31,477
Environmental charge	-	3,600
Profit from operations	48,666	34,786
Other income:
Interest income	1,110	1,662
Other, net	406	3,403
Income before income taxes	50,182	39,851
Provision for income taxes	14,553	9,962
Net income	$35,629	$29,889

Income per share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

Dividends declared (per share)	$0.105	$0.105
Weighted average common shares outstanding:
Basic	168,091	167,455
Diluted	168,372	167,639

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	June 30,
	2015	2016
Net income	$35,629	$29,889
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	7,505	(4,281)
Foreign currency cash flow hedges adjustment	(474)	535
Pension liability adjustment	(2)	153
Other comprehensive income (loss), net of income taxes	7,029	(3,593)
Comprehensive income	$42,658	$26,296

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended
	June 30,
	2015	2016
Operating Activities:
Net income	$35,629	$29,889
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,045	9,570
Stock-based compensation expense	645	744
Deferred income taxes	11,997	(591)
Gain on disposal of property and equipment	(38)	(419)
Changes in operating assets and liabilities:
Accounts receivable	16,566	(1,290)
Inventories	6,611	(352)
Accounts payable and accrued expenses	(137,698)	3,181
Income taxes payable	5,292	348
Other assets	25,700	25,798
Other liabilities	(5,772)	(1,141)
Net cash provided by (used in) operating activities	(31,023)	65,737

Investing Activities:
Purchases of property and equipment	(6,860)	(13,804)
Purchases of investment securities	(242,560)	(242,467)
Redemptions of investment securities	241,299	237,031
Proceeds from property & equipment dispositions	60	826
Net cash used in investing activities	(8,061)	(18,414)

Financing Activities:
Dividends paid	(17,647)	(17,580)
Purchase of treasury stock	(3,446)	(1,586)
Proceeds from exercise of stock options	551	919
Net cash used in financing activities	(20,542)	(18,247)

Effect of exchange rate on cash	462	65

Increase (decrease) in cash and cash equivalents	(59,164)	29,141

Cash and cash equivalents at beginning of period	381,605	454,208

Cash and cash equivalents at end of period	$322,441	$483,349

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three month period ended June 30, 2016, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This guidance modifies the financial reporting of revenue and how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Early adoption is not permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended
	June 30,
	2015	2016
Net income	$35,629	$29,889
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,091	167,455
Basic earnings per share	$0.21	$0.18
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,091	167,455
Effect of stock options	281	184
Weighted Average Shares used in Computing Diluted EPS (1)	168,372	167,639
Diluted earnings per share	$0.21	$0.18

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,001 shares and 2,630 shares for the three months ended June 30, 2015 and 2016, respectively.

   3. Trade Accounts Receivable:

	March 31, 2016	June 30, 2016
Gross Accounts Receivable - Trade	$183,871	$188,279
Less:
Allowances for doubtful accounts	423	449
Stock rotation and ship from stock and debit	14,314	17,048
Sales returns and discounts	6,681	7,630
Total allowances	21,418	25,127
	$162,453	$163,152

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended
	June 30,
	2015	2016
Allowances for doubtful accounts:
Beginning Balance	$659	$423
Charges	81	26
Applications	(6)	-
Ending Balance	$734	$449

	Three Months Ended
	June 30,
	2015	2016
Stock rotation and ship from stock and debit:
Beginning Balance	$16,378	$14,314
Charges	7,388	7,531
Applications	(7,527)	(4,797)
Ending Balance	$16,239	$17,048

	Three Months Ended
	June 30,
	2015	2016
Sales returns and discounts:
Beginning Balance	$6,186	$6,681
Charges	6,016	3,806
Applications	(5,938)	(2,844)
Translation and other	25	(13)
Ending Balance	$6,289	$7,630

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

During the three month periods ended March  31, 2016 and June 30, 2016, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,409	-	1,409	-
Total	$6,370	$3,710	$2,660	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,350	-	1,350	-
Total	$6,311	$3,710	$2,601	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$5,449	$4,138	$1,311	$-
Foreign currency derivatives(2)	2,785	-	2,785	-
Total	$8,234	$4,138	$4,096	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$5,449	$4,138	1,311	$-
Foreign currency derivatives(2)	1,970	-	1,970	-
Total	$7,419	$4,138	$3,281	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other and accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges are recorded in the consolidated statement of operations as revenues and costs of sales, and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2016 and June  30, 2016, all of our forward contracts are valued using Level 2 measurements.

 5. Financial Instruments and Investments in Securities:

At March 31, 2016 and June 30, 2016, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
U.S. government and agency securities	$-	$-	$-	$-
Time deposits	494,594	296	-	494,890
Long-term investments:
Corporate bonds	85,577	39	(28)	85,588
	$580,171	$335	$(28)	$580,478

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
U.S. government and agency securities	$25,000	$2	$-	$25,002
Time deposits	549,907	362	-	550,269
Long-term investments:
Corporate bonds	10,463	-	(24)	10,439
	$585,370	$364	$(24)	$585,710

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2016, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$574,907	$575,271
Due after one year through five years	10,463	10,439
Total	$585,370	$585,710

   6. Inventories:

	March 31, 2016	June 30, 2016
Finished goods	$85,617	$88,755
Work in process	101,436	97,524
Raw materials and supplies	297,215	297,763
	$484,268	$484,042

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of  $15,628  at  June 30, 2016, representing our estimate, including a $3,600 charge in the current quarter, of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately  $16,809 and $20,409  at March 31, 2016 and June  30, 2016, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $7,409 and $4,915 in accrued expenses at March 31, 2016 and June 30, 2016, respectively, and $9,400 and $15,494 in other non-current liabilities at March 31, 2016 and June 30, 2016, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, as well as others, as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168. AVX is taking an estimated reserve for royalties and/or damages on all post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

As of June  30, 2016, we had total reserves of $42,136 with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba and these cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

In addition, in the quarter ended September 30, 2015, AVX was named as a co-defendant in two cases filed in the United States alleging violations of United States antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the resistor market. AVX was, however, not named as a defendant in the consolidated amended complaint for those actions and is no longer a defendant.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	June 30,
	2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$7,505	$7,505	$(4,281)	$(4,281)
Foreign currency cash flow hedges adjustment	(549)	(474)	601	535
Pension liability adjustment	(2)	(2)	206	153
Other comprehensive income (loss)	$6,954	$7,029	$(3,474)	$(3,593)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three month period ended June 30, 2015 and 2016.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three month period ended June 30, 2015 and 2016.

   9. Segment and Geographic Information:

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

The tables below present information about reported segments:

	Three Months Ended
	June 30,
Sales Revenue:	2015	2016
Ceramic Components	$43,020	$50,221
Tantalum Components	80,619	77,511
Advanced Components	85,915	83,217
Total Passive Components	209,554	210,949
KDP and KCD Resale	54,140	66,560
KCP Resale Connectors	6,584	6,827
Total KED Resale	60,724	73,387
AVX Interconnect	30,238	30,487
Total Revenue	$300,516	$314,823

	Three Months Ended
	June 30,
	2015	2016
Operating profit:
Passive Components	$53,580	$45,632
KED Resale	4,256	4,484
Interconnect	6,169	5,218
Corporate activities	(15,339)	(20,548)
Total	$48,666	$34,786

	As of	As of
	March 31, 2016	June 30, 2016
Assets:
Passive Components	$618,642	$614,673
KED Resale	30,179	31,441
Interconnect	49,646	45,879
Cash, A/R, and investments in securities	1,203,051	1,239,230
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	295,250	277,322
Total	$2,409,819	$2,421,596

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended
	June 30,
	2015	2016
Net sales:
Americas	$92,143	$92,856
Europe	87,128	89,083
Asia	121,245	132,884
Total	$300,516	$314,823

 10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three months ended June 30, 2015 and 2016:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Service cost	$49	$42	$246	$234
Interest cost	385	364	1,372	1,253
Expected return on plan assets	(528)	(445)	(1,668)	(1,589)
Recognized actuarial loss	396	456	547	339
Net periodic pension cost	$302	$417	$497	$237

Based on current actuarial computations, during the three months ended June 30, 2016, we made contributions of $1,792 to the international plans. We expect to make additional contributions of approximately $5,376 to the international plans over the remainder of fiscal 2017. We made no contributions to the U.S. plans during the three months ended June 30, 2016. We anticipate making contributions of $3,001 to the U.S. plans over the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2016 and June 30, 2016, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,125	Accrued expenses	$869

June 30, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$2,733	Accrued expenses	$(1,877)

For these derivatives designated as hedging instruments, during the three months ended June 30, 2016, net pre-tax gains of $61 were recognized in other comprehensive income. In addition, during the three months ended June 30, 2016, net pre-tax gains of $1,229 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of $618 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2016 and June 30, 2016, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$284	Accrued expenses	$481

June 30, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$51	Accrued expenses	$(93)

For these derivatives not designated as cash flow hedging instruments during the three months ended June 30, 2016,  gains of $589  on hedging contracts were recognized in other income, along with the approximately $2,664 in exchange losses that were recognized in other income in the accompanying statement of operations.

At March 31, 2016 and June 30, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $204,372 and $207,457, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

   12. Subsequent Events:

On July  20, 2016, the Board of Directors of the Company declared a $0.105 dividend per share of common stock with respect to the quarter ended June 30, 2016. The dividend will be paid to stockholders of record on August 8, 2016 and will be disbursed on August 22, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2017, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our unaudited Consolidated Financial Statements and Notes thereto contained in this Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three month period ended June 30, 2016, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy. We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX.

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

Results of Operations - Three Months Ended June 30, 2015 and 2016

Our net income for the quarter ended June 30, 2016 was $29.9 million, or $0.18 per share, compared to $35.6 million, or $0.21 per share, for the quarter ended June 30, 2015.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2015	2016
Net sales	$300,516	$314,823
Gross profit	77,174	69,863
Operating income (loss)	48,666	34,786
Net income	35,629	29,889
Diluted earnings per share	$0.21	$0.18

Net sales in the three months ended June 30, 2016 increased $14.3 million or 4.8%, to $314.8 million compared to $300.5 million in the three months ended June 30, 2015. The increase in revenue was attributable to higher volumes in our Ceramic Components and KDP and KCD Resale products resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the cellular telecommunications and automotive markets. In addition, this increase is partially a result of the immediate currency fluctuations resulting from the annoucement of the vote on the Referendum of the United Kingdom’s (U.K.) Membership of the European Union (E.U.) (referred to as “Brexit”), as the strength of the Japanese Yen and the Euro against the U.S. Dollar favorably impacted sales across all product lines by $4.6 million when compared to the same period last year.

The table below represents product group revenues for the quarters ended June 30, 2015 and 2016.

	Three Months Ended
(in thousands)	June 30,
Sales Revenue	2015	2016
Ceramic Components	$43,020	$50,221
Tantalum Components	80,619	77,511
Advanced Components	85,915	83,217
Total Passive Components	209,554	210,949
KDP and KCD Resale	54,140	66,560
KCP Resale Connectors	6,584	6,827
Total KED Resale	60,724	73,387
AVX Interconnect	30,238	30,487
Total Revenue	$300,516	$314,823

Passive Components sales increased $1.4 million, or 0.7% to $210.9 million in the three months ended June 30, 2016 compared to sales of  $209.6 million during the same quarter last year. The sales increase in Passive Components product sales was driven by increased volume for our Ceramic Components as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components, in addition to a favorable currency impact on reported revenues when compared to the same period last year. This increase was partially offset by lower volume sales in our Tantalum Components and Advanced Components resulting from lower volumes in the computer, medical, industrial and telecom markets.

KDP and KCD Resale sales increased $12.4 million, or 22.9%, to $66.6 million in the three months ended June 30, 2016 compared to $54.1 million during the same period last year. This increase is primarily a result of higher demand from our cellular device customers in addition to a favorable currency impact on reported revenues when compared to the same period last year.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $0.5 million, or 1.3%, to $37.3 million in the three months ended June 30, 2016 compared to $36.8  million during the same period last year. This increase is primarily attributable to increased demand in the U.S. and European automotive markets.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market and a favorable currency impact due to the strength of the Japanese Yen and Euro compared to the U.S. Dollar. Sales in the Asian, American and European markets represented 42.2%,  29.5% and 28.3% of total sales, respectively, for the quarter ended June 30, 2016. This compares to 40.3%,  30.7% and 29.0% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 47.1% of total sales for the three months ended June 30, 2016, compared to 45.4% for the three months ended June 30, 2015. Overall,  distributor activity increased when compared to the same period last year as distributors increased order activity and inventories during the quarter. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.5 million, or 5.1% of gross sales to distributor customers for the three months ended June 30, 2016, and $7.4 million, or 5.4% of gross sales to distributor customers, for the three months ended June 30, 2015. Applications under such programs for the quarters ended June 30, 2016 and 2015 were approximately $4.8 million and $7.5 million, respectively.

Gross profit in the three months ended June 30, 2016 was 22.2% of sales, or $69.9 million, compared to a gross profit margin of 25.7%, or $77.2 million, in the three months ended June 30, 2015. This overall decrease in dollars and percent is primarily attributable to product mix reflective of the lower sales of generally higher margin Tantalum and Advanced Components and increased intellectual property costs resulting from higher estimated royalty expense related to ongoing litigation. In addition, during the current quarter, costs due to currency movement, primarily in reaction to Brexit, were unfavorably impacted by approximately $8.3 million when compared to the same quarter last year.

Selling, general and administrative expenses in the three months ended June 30, 2016 were $31.5 million, or 10.0% of net sales, compared to $28.5 million, or 9.5% of net sales, in the three months ended June 30, 2015.  The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales when compared to the same period last year.

During the quarter ended June 30, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property.

Income from operations was $34.8 million in the three months ended June 30, 2016 compared to $48.7 million in the three months ended June 30, 2015. This decrease was a result of the factors described above.

Other income, net was $5.1 million for the quarter ended June 30, 2016 compared to $1.5 million for the same quarter last year. This increase was primarily due to foreign exchange gains resulting from significant currency fluctuations durng the current quarter in addition to a gain on the sale of property of $0.4 million.

Our effective tax rate for the three months ended June 30, 2016 was 25.0% compared to 29.0% for the three months ended June 30, 2015.  The decrease in the effective tax rate is principally due to increased availability of certain tax deductions in the U.S. in the current year and a change in the mix of income to overall lower tax rate jurisdictions in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the three month period ended June 30, 2016 was $29.9 million compared to $35.6 million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2017. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical pricing pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

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

AVX has reviewed and continues to monitor the impact of Brexit. Beyond the immediate impact to currencies around the world, the announcement and resulting effects of Brexit on AVX and its operations are difficult to predict as future trade agreements and other related issues are resolved. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rates that resulted in the strengthening of the U.S. Dollar against certain foreign currencies in which we conduct business. Our international sales are denominated in both the U.S. Dollar and currencies other than U.S. Dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. In addition, we translate sales and other results denominated in foreign currencies into U.S. Dollars for our financial statements. Our reported international sales and earnings could be negatively impacted during periods of foreign currency fluctuation compared to the U.S. Dollar.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of June 30, 2016, we had a current ratio of 9.6 to 1, $1,068.7 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,185.9 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $65.7 million in the three months ended June 30, 2016 compared to $31.0 million of cash used in operating activities in the three months ended June 30, 2015. In addition to normal changes in working capital, the increase in operating cash flow compared to the same period last year was primarily a result of a final payment of $122.1 million made on May 26, 2015, related to a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts.

Purchases of property and equipment were $13.8 million in the three month period ended June 30, 2016 and $6.9 million in the three month period ended June 30, 2015. Expenditures in the current year are primarily made in connection with the strategic investments in our corporate headquarters and plant expansion activities. We expect to incur capital expenditures of approximately $45 million in fiscal 2017. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2016, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of June 30, 2016, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2016, we did not have any significant delivery contracts outstanding.

In addition to the items described below, we are involved in other disputes, warranty claims, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe, based upon our review with legal counsel, that none of these proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain if the eventual outcome and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, comprehensive income (loss), or cash flows.

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15.6 million at June 30, 2016, representing our estimate, including a $3.6 million charge in the current quarter, of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16.8 million and $20.4 million at March 31, 2016 and June 30, 2016, respectively, related to the various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $7.4 million and $4.9 million in accrued expenses at March 31, 2016 and June 30, 2016, respectively, and $9.4 million and $15.5 million in other non-current liabilities at March 31, 2016 and June 30, 2016, respectively. The amounts recorded for identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, as well as others, as responsible parties with respect to a location in Hamilton, Ontario that was the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. AVX is taking an estimated reserve for royalties and/or damages on all post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX is reviewing the verdict and consulting with its legal advisors on what action AVX may take in response.

As of June  30, 2016, we had total reserves of $42.1 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies are participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba and these cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

In addition, in the quarter ended September 30, 2015, AVX was named as a co-defendant in two cases filed in the United States alleging violations of United States antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the resistor market. AVX was, however, not named as a defendant in the consolidated amended complaint for those actions and is no longer a defendant.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as well as in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. Dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. See Note 11 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 7, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Risk Factors section on our Annual Report on Form 10-K, see Note 7, “Commitments and Contingencies”, in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
04/01/16 - 04/30/16	-	$-	-	3,423,438
05/01/16 - 05/31/16	80,622	12.92	80,622	3,342,816
06/01/16 - 06/30/16	39,185	13.90	39,185	3,303,631
Total	119,807	$13.24	119,807	3,303,631

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
*10.1

AVX Corporation 2014 Non-Employee Directors’ Stock Option Plan as amended May 12, 2016 (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2016).

*10.2	Form of Notice of Grant of Restricted Stock Units for awards pursuant to AVX Corporation 2014 Restricted Stock Unit Plan.
31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

* Agreement relates to executive compensation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date:   August 4, 2016

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance