Form 10-Q
period 2016-09-30
AVX Corp
filed 2016-11-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Stock, par value $0.01 per share	167,248,435

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$454,208	$511,488
Short-term investments in securities	494,594	570,415
Accounts receivable - trade, net	162,453	166,735
Accounts receivable - affiliates	6,219	7,371
Inventories	484,268	472,273
Income taxes receivable	51,400	39,363
Prepaid and other	33,749	34,735
Total current assets	1,686,891	1,802,380
Long-term investments in securities	85,577	-
Property and equipment, net	217,998	225,787
Goodwill	213,051	213,051
Intangible assets, net	57,554	56,274
Deferred income taxes	130,786	122,004
Other assets	17,962	16,472
Total Assets	$2,409,819	$2,435,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$42,150	$34,873
Accounts payable - affiliates	36,018	39,170
Income taxes payable	3,772	6,535
Accrued payroll and benefits	32,408	32,217
Accrued expenses	65,954	79,582
Total current liabilities	180,302	192,377
Pensions	20,585	14,201
Deferred income taxes	7,142	159
Other liabilities	24,684	31,592
Total Liabilities	232,713	238,329
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 167,492 and 167,237 shares at March 31, 2016 and September 30, 2016, respectively	1,764	1,764
Additional paid-in capital	354,186	355,455
Retained earnings	1,979,512	2,000,764
Accumulated other comprehensive loss	(44,368)	(42,828)
Treasury stock, at cost:
8,876 and 9,131 shares at March 31, 2016 and September 30, 2016, respectively	(113,988)	(117,516)
Total Stockholders' Equity	2,177,106	2,197,639
Total Liabilities and Stockholders' Equity	$2,409,819	$2,435,968

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net sales	$304,361	$327,461	$604,877	$642,284
Cost of sales	232,585	265,662	455,926	510,622
Gross profit	71,776	61,799	148,951	131,662
Selling, general and administrative expenses	27,874	29,047	56,380	60,524
Environmental charge	6,150	-	6,150	3,600
Profit from operations	37,752	32,752	86,421	67,538
Other income:
Interest income	1,169	1,684	2,279	3,346
Other, net	328	1,045	731	4,448
Income before income taxes	39,249	35,481	89,431	75,332
Provision for income taxes	11,382	8,961	25,935	18,923
Net income	$27,867	$26,520	$63,496	$56,409

Income per share:
Basic	$0.17	$0.16	$0.38	$0.34
Diluted	$0.17	$0.16	$0.38	$0.34

Dividends declared (per share)	$0.105	$0.110	$0.210	$0.215
Weighted average common shares outstanding:
Basic	167,906	167,324	167,998	167,389
Diluted	168,070	167,597	168,210	167,602

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net income	$27,867	$26,520	$63,496	$56,409
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	2,739	6,074	10,246	1,794
Foreign currency cash flow hedges adjustment	298	(8)	(176)	527
Pension liability adjustment	(222)	(933)	(224)	(780)
Other comprehensive income (loss), net of income taxes	2,815	5,133	9,846	1,541
Comprehensive income	$30,682	$31,653	$73,342	$57,950

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2015	2016
Operating Activities:
Net income	$63,496	$56,409
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,227	19,643
Stock-based compensation expense	732	1,327
Deferred income taxes	19,807	1,383
(Gain) loss on disposal of property and equipment	425	(1,967)
Changes in operating assets and liabilities:
Accounts receivable	21,605	(4,783)
Inventories	31,298	12,540
Accounts payable and accrued expenses	(121,974)	10,461
Income taxes payable	4,800	(13,513)
Other assets	17,660	15,690
Other liabilities	(7,675)	7,098
Net cash provided by operating activities	49,401	104,288

Investing Activities:
Purchases of property and equipment	(18,863)	(27,983)
Purchases of investment securities	(446,189)	(565,252)
Redemptions of investment securities	439,550	575,077
Proceeds from property & equipment dispositions	391	9,395
Net cash used in investing activities	(25,111)	(8,763)

Financing Activities:
Dividends paid	(35,287)	(35,157)
Purchase of treasury stock	(5,589)	(4,833)
Proceeds from exercise of stock options	766	1,247
Net cash used in financing activities	(40,110)	(38,743)

Effect of exchange rate on cash	617	498

Increase (decrease) in cash and cash equivalents	(15,203)	57,280

Cash and cash equivalents at beginning of period	381,605	454,208

Cash and cash equivalents at end of period	$366,402	$511,488

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and six month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three and six month periods ended September 30, 2016, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In February 2016, FASB issued ASU 2016-2, “Leases.” This guidance changes the inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding financial leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Management is currently evaluating the impact of this guidance on our consolidated financial statements.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and the dilutive effect of potential common stock equivalents:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net income	$27,867	$26,520	$63,496	$56,409
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,906	167,324	167,998	167,389
Basic earnings per share	$0.17	$0.16	$0.38	$0.34
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,906	167,324	167,998	167,389
Effect of stock options	164	273	212	213
Weighted Average Shares used in Computing Diluted EPS (1)	168,070	167,597	168,210	167,602
Diluted earnings per share	$0.17	$0.16	$0.38	$0.34

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 3,003 shares and 1,966 shares for the three months ended September 30, 2015 and 2016, respectively and 2,436 shares and 2,230 shares for the six months ended September 30, 2015 and 2016, respectively.

   3. Trade Accounts Receivable:

	March 31, 2016	September 30, 2016
Gross Accounts Receivable - Trade	$183,871	$192,836
Less:
Allowances for doubtful accounts	423	1,160
Stock rotation and ship from stock and debit	14,314	18,803
Sales returns and discounts	6,681	6,138
Total allowances	21,418	26,101
	$162,453	$166,735

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Allowances for doubtful accounts:
Beginning Balance	$734	$449	$659	$423
Charges	-	711	81	737
Applications	(2)	-	(8)	-
Ending Balance	$732	$1,160	$732	$1,160

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Stock rotation and ship from stock and debit:
Beginning Balance	$16,239	$17,048	$16,378	$14,314
Charges	7,460	6,756	14,848	14,287
Applications	(7,528)	(5,001)	(15,055)	(9,798)
Ending Balance	$16,171	$18,803	$16,171	$18,803

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Sales returns and discounts:
Beginning Balance	$6,289	$7,630	$6,186	$6,681
Charges	4,582	3,575	10,598	7,381
Applications	(4,445)	(5,075)	(10,383)	(7,919)
Translation and other	4	8	29	(5)
Ending Balance	$6,430	$6,138	$6,430	$6,138

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

During the three and six month periods ended September 30, 2015 and 2016, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,409	-	1,409	-
Total	$6,370	$3,710	$2,660	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,350	-	1,350	-
Total	$6,311	$3,710	$2,601	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$5,777	$4,302	1,475	$-
Foreign currency derivatives(2)	1,491	-	1,491	-
Total	$7,268	$4,302	$2,966	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$5,777	$4,302	1,475	$-
Foreign currency derivatives(2)	707	-	707	-
Total	$6,484	$4,302	$2,182	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2016 and September  30, 2016, all of our forward contracts are valued using Level 2 measurements.

 5. Financial Instruments and Investments in Securities:

At March 31, 2016 and September 30, 2016, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$494,594	$296	$-	$494,890
Long-term investments:
Corporate bonds	85,577	39	(28)	85,588
	$580,171	$335	$(28)	$580,478

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,348	$3	$-	$10,351
Time deposits	560,067	374	-	560,441
	$570,415	$377	$-	$570,792

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2016, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$570,415	$570,792
Due after one year through five years	-	-
Total	$570,415	$570,792

   6. Inventories:

	March 31, 2016	September 30, 2016
Finished goods	$85,617	$82,168
Work in process	101,436	100,198
Raw materials and supplies	297,215	289,907
	$484,268	$472,273

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of  $15,482  at  September 30, 2016, representing our estimate, including a $3,600 charge in the prior quarter, of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately  $16,809 and $19,974  at March 31, 2016 and September  30, 2016, respectively, related to  various environmental matters. These reserves are classified in the Consolidated Balance Sheets as  $7,409 and $4,480 in accrued expenses at March 31, 2016 and September 30, 2016, respectively, and $9,400 and $15,494 in other non-current liabilities at March 31, 2016 and September 30, 2016, respectively. The amounts recorded for these identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

We also operate on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple-party sites or indemnification of our liability by a third party.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168.  On August 17, 2016, the Court issued a permanent injunction prohibiting ATC from manufacturing or selling the related product after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX may continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to the intellectual property damages award discussed above. AVX is taking an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX is appealing the verdict.

We had total reserves of $39,668 and $54,930 as of March 31, 2016 and September 30, 2016, respectively, related to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba and these cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$2,739	$2,739	$6,074	$6,074
Foreign currency cash flow hedges adjustment	343	298	20	(8)
Pension liability adjustment	(294)	(222)	(1,259)	(933)
Other comprehensive income (loss)	$2,788	$2,815	$4,835	$5,133

	Six Months Ended
	September 30,
	2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$10,246	$10,246	$1,794	$1,794
Foreign currency cash flow hedges adjustment	(206)	(176)	621	527
Pension liability adjustment	(296)	(224)	(1,034)	(780)
Other comprehensive income (loss)	$9,744	$9,846	$1,381	$1,541

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2015 and 2016.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and six month periods ended September 30, 2015 and 2016.

   9. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX Interconnect.  Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2015	2016	2015	2016
Ceramic Components	$41,858	$46,432	$84,878	$96,555
Tantalum Components	78,942	78,600	159,561	156,131
Advanced Components	87,611	89,112	173,526	172,407
Total Passive Components	208,411	214,144	417,965	425,093
KDP and KCD Resale	63,747	76,392	117,887	142,952
KCP Resale Connectors	5,827	7,755	12,411	14,582
Total KED Resale	69,574	84,147	130,298	157,534
AVX Interconnect	26,376	29,170	56,614	59,657
Total Revenue	$304,361	$327,461	$604,877	$642,284

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Operating profit:
Passive Components	$51,480	$41,428	$105,063	$87,060
KED Resale	4,876	5,115	9,132	9,599
Interconnect	5,016	4,525	11,185	9,743
Corporate activities	(23,620)	(18,316)	(38,959)	(38,864)
Total	$37,752	$32,752	$86,421	$67,538

	As of	As of
	March 31, 2016	September 30, 2016
Assets:
Passive Components	$618,642	$572,010
KED Resale	30,179	39,415
Interconnect	49,646	48,849
Cash, A/R, and investments in securities	1,203,051	1,256,010
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	295,250	306,633
Total	$2,409,819	$2,435,968

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net sales:
Americas	$89,652	$92,946	$181,795	$185,802
Europe	84,300	86,596	171,427	175,679
Asia	130,409	147,919	251,655	280,803
Total	$304,361	$327,461	$604,877	$642,284

 10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six months ended September 30, 2015 and 2016:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Service cost	$49	$42	$247	$233
Interest cost	385	364	1,386	1,152
Expected return on plan assets	(528)	(445)	(1,685)	(1,458)
Recognized actuarial loss	396	456	552	311
Net periodic pension cost	$302	$417	$500	$238

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Service cost	$98	$84	$493	$467
Interest cost	770	728	2,758	2,405
Expected return on plan assets	(1,057)	(890)	(3,353)	(3,045)
Recognized actuarial loss	792	912	1,099	650
Net periodic pension cost	$603	$834	$997	$477

Based on current actuarial computations, during the six months ended September 30, 2016, we made contributions of $3,578 to the international plans. We expect to make additional contributions of approximately $3,572 to the international plans over the remainder of fiscal 2017. We made $3,001 in contributions to the U.S. plans during the six months ended September 30, 2016. We  do not anticipate making any contributions to the U.S. plans during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2016 and September 30, 2016, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,125	Accrued expenses	$869

September 30, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,450	Accrued expenses	$573

For these derivatives designated as hedging instruments, during the three and six months ended September 30, 2016, net pre-tax gains (losses) of $(31) and $30, respectively, were recognized in other comprehensive income (loss). In addition, during the three and six months ended September 30, 2016, net pre-tax gains  (losses) of $404 and $ (825), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains (losses) of $442 and $  (176), respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2016 and September 30, 2016, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$284	Accrued expenses	$481

September 30, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$41	Accrued expenses	$134

For these derivatives not designated as cash flow hedging instruments during the three and six months ended September 30, 2016,  gains  (losses) of $(149) and 440, respectively on hedging contracts were recognized in other income, along with the approximately $307 and $(2,357) in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2016 and September 30, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $204,372 and $220,883, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

   12. Subsequent Events:

On October 19, 2016, the Board of Directors of the Company declared a $0.11 dividend per share of common stock with respect to the quarter ended September 30, 2016. The dividend will be paid to stockholders of record on November 7, 2016 and will be disbursed on November 18, 2016.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in Note 1, “Critical Accounting Policies and Estimates”, in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three and six month periods ended September 30, 2016, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy. We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, KED Resale, and Interconnect. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX.

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

Results of Operations - Three Months Ended September 30, 2015 and 2016

Our net income for the quarter ended September 30, 2016 was $26.5 million, or $0.16 per share, compared to $27.9 million, or $0.17 per share, for the quarter ended September 30, 2015.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2015	2016
Net sales	$304,361	$327,461
Gross profit	71,776	61,799
Operating income (loss)	37,752	32,752
Net income	27,867	26,520
Diluted earnings per share	$0.17	$0.16

Net sales in the three months ended September 30, 2016 increased $23.1 million or 7.6%, to $327.5 million compared to $304.4 million in the three months ended September 30, 2015. The increase in revenue was attributable to higher volumes across all of our product groups, Ceramic Components, KDP and KCD Resale and Interconnect products, resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the cellular telecommunications, consumer, and automotive markets. In addition, this increase is partially a result of the strength of the Japanese Yen against the U.S. Dollar which favorably impacted sales by $1.6 million when compared to the same period last year.

Profit from operations for the three month period ended September 30, 2016 includes charges of $12.8 million related to previously disclosed intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Delaware by Presidio Components, Inc. (“Presidio”). This case alleged that certain American Technical Ceramics Corp. (ATC, a subsidiary of AVX) products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to be paid to Presidio in the amount of $2.2 million, which was accrued as of March 31, 2016. In addition, at that time the Court indicated that it was considering awarding additional damages on product sales; however, no amounts were disclosed by the court of any potential award.  We made an estimate of the probable amount of the award and accrued $2.5 million in the quarter ended June 30, 2016 on sales of the affected product.  Subsequently, on August 17, 2016, the Court issued a permanent injunction prohibiting ATC from manufacturing or selling the related product after November 16, 2016 and awarded Presidio additional damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Furthermore, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX may continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to the intellectual property damages award discussed above. The $12.8 million intellectual property damages award charges for the three month period ended September 30, 2016 includes $6.2 million of damages (over and above our original $2.5 million estimate) related to sales that occurred prior to the beginning of the current quarter and $6.6 million of damages which related to sales that occurred in the current quarter ended September 30, 2016.  Net sales for the three month period ended September 30, 2016 includes $2.9 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of the intellectual property damages awards.

The net effect of the damages awards and the higher selling prices was a negative impact on net income of $6.4 million, or $0.04 per diluted share for the three month period ended September 30, 2016.

Additionally, profit from operations for the three month period ended September 30, 2015 reflects a charge of $6.2 million related to the settlement of certain litigation involving legacy environmental issues.

The table below represents product group revenues for the quarters ended September 30, 2015 and 2016.

	Three Months Ended
(in thousands)	September 30,
Sales Revenue	2015	2016
Ceramic Components	$41,858	$46,432
Tantalum Components	78,942	78,600
Advanced Components	87,611	89,112
Total Passive Components	208,411	214,144
KDP and KCD Resale	63,747	76,392
KCP Resale Connectors	5,827	7,755
Total KED Resale	69,574	84,147
AVX Interconnect	26,376	29,170
Total Revenue	$304,361	$327,461

Passive Components sales increased $5.7 million, or 2.8% to $214.1 million in the three months ended September 30, 2016 compared to sales of  $208.4 million during the same quarter last year. The sales increase in Passive Components product sales was driven by increased volume for our Ceramic Components as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components,  primarily in the cellular telecommunications, consumer, and automotive markets. The sales increase in our Advanced Components was primarily attributable to the increased sales of broadband capacitors of approximately $4.0 million, including $2.9 million from increased sales prices, resulting from increased demand by customers in light of the intellectual property litigation discussed above as customers sought to purchase product prior to the initial effective date of the November 16, 2016 injunction. This increase in Ceramic and Advanced Components products was partially offset by slightly lower volume sales of our Tantalum Components.

KDP and KCD Resale sales increased $12.7 million, or 20.0%, to $76.4 million in the three months ended September 30, 2016 compared to $63.7 million during the same period last year. This increase is primarily a result of higher demand from our cellular device customers in addition to a favorable currency impact on reported revenues when compared to the same period last year.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $4.7 million, or 14.7%, to $36.9 million in the three months ended September 30, 2016 compared to $32.2  million during the same period last year. This increase is primarily attributable to increased demand in the U.S. and European automotive markets.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. Sales in the Asian, American and European markets represented 45.2%,  28.4% and 26.4% of total sales, respectively, for the quarter ended September 30, 2016. This compares to 42.8%,  29.5% and 27.7% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 44.6% of total sales for the three months ended September 30, 2016, compared to 45.6% for the three months ended September 30, 2015. Overall,  distributor activity increased when compared to the same period last year as distributors increased order activity and inventory intake during the quarter. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $6.8 million, or 4.6% of gross sales to distributor customers for the three months ended September 30, 2016, and $7.5 million, or 5.4% of gross sales to distributor customers, for the three months ended September 30, 2015. Applications under such programs for the quarters ended September 30, 2016 and 2015 were approximately $5.0 million and $7.5 million,  respectively. This decrease in applications is due to a recent system implementation at one of our major distribution customers.

Gross profit in the three months ended September 30, 2016 was 18.9% of sales, or $61.8 million, compared to a gross profit margin of 23.6%, or $71.8 million, in the three months ended September 30, 2015. This overall decrease in dollars and percent is primarily attributable to product mix and increased intellectual property costs resulting from intellectual property damages awards related to the ongoing litigation discussed above.  The $12.8 million intellectual property damages award charges for the three month period ended September 30, 2016, partially offset by $2.9 million from increased sales prices related to the affected products, impacted our gross profit margin percentage by 3.1%. Costs due to currency movement had minimal impact when comparing the three month periods ended September 30, 2016 and September 30, 2015.

Selling, general and administrative expenses in the three months ended September 30, 2016 were $29.0 million, or 8.9% of net sales, compared to $27.9 million, or 9.2% of net sales, in the three months ended September 30, 2015.  The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales when compared to the same period last year partially offset by lower legal fees.

Income from operations was $32.8 million in the three months ended September 30, 2016 compared to $37.8 million in the three months ended September 30, 2015. This decrease was a result of the factors described above.

Other income, net was $2.7 million for the quarter ended September 30, 2016 compared to $1.5 million for the same quarter last year. This increase was primarily due to foreign exchange gains resulting from significant currency fluctuations durng the current quarter in addition to a gain on the sale of an idle facility of $1.6 million.

Our effective tax rate for the three months ended September 30, 2016 was 25.3% compared to 29.0% for the three months ended September 30, 2015.  The decrease in the effective tax rate is principally due to increased availability of certain tax deductions in the U.S. in the current year and a change in the mix of income to overall lower tax rate jurisdictions in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the three month period ended September 30, 2016 was $26.5 million compared to $27.9 million for the same three month period last year.

Results of Operations - Six Months Ended September 30, 2015 and 2016

Our net income for the six months ended September 30, 2016 was $56.4 million, or $0.34 per share, compared to $63.5 million, or $0.38 per share, for the six months ended September 30, 2015.

	Six Months Ended
	September 30,
(in thousands, except per share data)	2015	2016
Net sales	$604,877	$642,284
Gross profit	148,951	131,662
Operating income	86,421	67,538
Net income	63,496	56,409
Diluted earnings per share	$0.38	$0.34

Net sales in the six months ended September 30, 2016 increased $37.4 million or 6.2%, to $642.3 million compared to $604.9 million in the six months ended September 30, 2015. The increase in revenue was attributable to higher volumes in our Ceramic Components and KDP and KCD Resale products resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the cellular telecommunications and automotive markets. In addition, this increase is partially a result of the currency fluctuations resulting from the annoucement of the vote on the Referendum of the United Kingdom’s (U.K.) Membership of the European Union (E.U.) (referred to as “Brexit”) during the three month period ended June 30, 2016, as the strength of the Japanese Yen against the U.S. Dollar favorably impacted sales across all product lines by $6.2 million when compared to the same period last year.

Profit from operations for the six month period ended September 30, 2016 includes charges of $15.3 million related to previously disclosed intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Delaware by Presidio, as discussed above. The $15.3 million intellectual property damages award charges for the six month period ended September 30, 2016 includes $6.2 million of damages (over and above our original $2.5 million estimate) related to sales that occurred prior to the beginning of the quarter ended June 30, 2016 and $6.6 million of damages which related to sales that occurred in the current quarter ended September 30, 2016.  Net sales for the six month period ended September 30, 2016 includes $2.9 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of the intellectual property damages awards.

The net effect of the damages awards and the higher selling prices was a negative impact on net income of $8.1 million, or $0.05 per diluted share, for the six month period ended September 30, 2016.

Additionally, profit from operations was impacted by the accrual of estimated environmental remediation costs and the settlement of certain litigation involving legacy environmental issues during the six month periods ended September 30, 2016 and September 30, 2015 as discussed below.  Profit from operations for the six month period ended September 30, 2016 reflects a charge of $3.6 million related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property. Profit from operations for the six month period ended September 30, 2015 reflects a charge of $6.2 million related to the settlement of certain litigation involving legacy environmental issues.

The table below represents product group revenues for the six months ended September 30, 2015 and 2016.

	Six Months Ended
(in thousands)	September 30,
Sales Revenue	2015	2016
Ceramic Components	$84,878	$96,555
Tantalum Components	159,561	156,131
Advanced Components	173,526	172,407
Total Passive Components	417,965	425,093
KDP and KCD Resale	117,887	142,952
KCP Interconnect Resale	12,411	14,582
Total KED Resale	130,298	157,534
AVX Interconnect	56,614	59,657
Total Revenue	$604,877	$642,284

Passive Components sales increased $7.1 million, or 1.7% to $425.1 million in the six months ended September 30, 2016 compared to sales of $418.0 million during the same six months last year. The increase in Passive Components product sales was driven by increased volume for our Ceramic Components as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components, in addition to a favorable currency impact on reported revenues when compared to the same period last year. This increase was partially offset by lower volume sales in our Tantalum Components and Advanced Components resulting from lower volumes in the computer, medical, industrial and telecom markets. Partially offsetting the lower sales in our Advanced Components products were increased sales of broadband capacitors of approximately $4.0 million, including $2.9 million from increased sales prices, resulting from increased demand by customers in light of the intellectual property litigation discussed above as customers sought to purchase product prior to the initial effective date of the November 16, 2016 injunction.

KDP and KCD Resale sales increased $25.1 million, or 21.3%, to $143.0 million in the six months ended September 30, 2016 compared to $117.9 million during the same period last year. This increase is primarily a result of higher demand from our cellular device customers in addition to a favorable currency impact on reported revenues when compared to the same period last year.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $5.2 million, or 7.6%, to $74.2 million in the six months ended September 30, 2016 compared to $69.0 million during the same period last year. This increase is primarily attributable to increased demand in the U.S. and European automotive markets.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market and a favorable currency impact due to the strength of the Japanese Yen and Euro compared to the U.S. Dollar. Sales in the Asian, American and European markets represented 43.7%,  28.9% and 27.4% of total sales, respectively, for the six months ended September 30, 2016. This compares to 41.6%,  30.1% and 28.3% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 45.8% of total sales for the six months ended September 30, 2016, compared to 45.5% for the six months ended September 30, 2015. Overall, distributor activity increased when compared to the same period last year as distributors increased order activity and inventories. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $14.3 million, or 4.9% of gross sales to distributor customers, for the six months ended September 30, 2016, and $14.8 million, or 5.4% of gross sales to distributor customers, for the six months ended September 30, 2015. Applications under such programs for the six months ended September 30, 2016 and 2015 were approximately $9.8 million and $15.1 million, respectively. This decrease in applications is due to a recent system implementation at one of our major distribution customers.

Gross profit in the six months ended September 30, 2016 was 20.5% of sales, or $131.7 million, compared to a gross profit margin of 24.6%, or $149.0 million, in the six months ended September 30, 2015. This overall decrease in dollars and percent is primarily attributable to product mix reflective of the lower sales of generally higher margin Tantalum and Advanced Components and increased estimated intellectual property damages awards costs intellectual property damages awards related to the ongoing litigation discussed above.  The $15.3 million intellectual property damages award charges for the six month period ended September 30, 2016, partially offset by $2.9 million from increased sales prices related to the affected products, impacted our gross profit margin percentage by approximately 2%. During the six months ended September 30, 2016, costs, due the strengthening of the Japanese Yen against the U.S. Dollar, primarily in reaction to Brexit, were unfavorably impacted by approximately $9.4 million when compared to the same period last year.

Selling, general and administrative expenses in the six months ended September 30, 2016 were $60.5 million, or 9.4% of net sales, compared to $56.4 million, or 9.3% of net sales, in the six months ended September 30, 2015. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales when compared to the same period last year, partially offset by lower legal fees.

During the six months ended September 30, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property.

Income from operations was $67.5 million in the six months ended September 30, 2016 compared to $86.4 million in the six months ended September 30, 2015. This decrease was a result of the factors described above.

Other income, net was $7.8 million for the six months ended September 30, 2016 compared to $3.0 million for the same period last year. This increase was primarily due to foreign exchange gains resulting from significant currency fluctuations durng the period in addition to a gain on the sale of an idle facility of $1.6 million.

Our effective tax rate for the six months ended September 30, 2016 was 25.1% compared to 29.0% for the six months ended September 30, 2015. The decrease in the effective tax rate is principally due to increased availability of certain tax deductions in the U.S. in the current year and a change in the mix of income to overall lower tax rate jurisdictions in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the six month period ended September 30, 2016 was $56.4 million compared to $63.5 million for the same six month period last year.

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

AVX has reviewed and continues to monitor the impact of Brexit. Beyond the immediate impact to currencies around the world, the announcement and resulting effects of Brexit on AVX and its operations are difficult to predict as future trade agreements and other related issues are resolved. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rates that resulted in the weakening of the U.S. Dollar against certain foreign currencies, primarily the Japanese Yen, in which we conduct business. Our international sales are denominated in both the U.S. Dollar and currencies other than U.S. Dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. In addition, we translate sales and other results denominated in foreign currencies into U.S. Dollars for our financial statements. Our reported international sales and earnings could be negatively impacted during periods of foreign currency fluctuation compared to the U.S. Dollar.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of September 30, 2016, we had a current ratio of 9.4 to 1, $1,081.9 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,197.6 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $104.3 million in the six months ended September 30, 2016 compared to $49.4 million of cash used in operating activities in the six months ended September 30, 2015. In addition to normal changes in working capital, the increase in operating cash flow compared to the same period last year was primarily a result of a final payment of $122.1 million made on May 26, 2015, related to a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts.

Purchases of property and equipment were $28.0 million in the six month period ended September 30, 2016 and $18.9 million in the six month period ended September 30, 2015. Expenditures in the current year are primarily made in connection with the strategic investments in our corporate headquarters and plant expansion activities. We expect to incur capital expenditures of approximately $17.0 million in the remainder of fiscal 2017. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects. Proceeds from property, plant and equipment dispositions are primarily due to the sale of an idle manufacturing facility in China.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2016, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of September 30, 2016, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2016, we did not have any significant delivery contracts outstanding.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15.5 million at September 30, 2016, representing our estimate, including a $3.6 million charge in the prior quarter, of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16.8 million and $20 million at March 31, 2016 and September 30, 2016, respectively, related to various environmental matters. These reserves are classified in the Consolidated Balance Sheets as $7.4 million and $4.5 million in accrued expenses at March 31, 2016 and September 30, 2016, respectively, and $9.4 million and $15.5 million in other non-current liabilities at March 31, 2016 and September 30, 2016, respectively. The amounts recorded for these identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

We also operate on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple-party sites or indemnification of our liability by a third party.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related product after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX may continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to the intellectual property damages award discussed above. AVX is taking an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX is appealing the verdict.

We had total reserves of $39.7 million and $54.9 million as of March 31, 2016 and September  30, 2016, respectively, related to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During the quarter ended September 30, 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario and British Columbia alleging violations of United States, Canadian, and state antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. During the quarter ended December 31, 2014, additional Canadian cases were filed in the provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba and these cases are at the initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

In addition, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
07/01/16 - 07/31/16	20,000	$13.65	20,000	3,283,631
08/01/16 - 08/31/16	155,557	13.70	155,557	3,128,074
09/01/16 - 09/30/16	61,000	13.80	61,000	3,067,074
Total	236,557	$13.73	236,557	3,067,074

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes.

ITEM 6.	EXHIBITS
31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2016.
31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2016.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date:   November 7, 2016

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance