Form 10-Q
period 2016-12-31
AVX Corp
filed 2017-02-09
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2017
Common Stock, par value $0.01 per share	167,768,090

AVX Corporation and Subsidiaries

 AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2016	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$454,208	$480,895
Short-term investments in securities	494,594	624,641
Accounts receivable - trade, net	162,453	175,251
Accounts receivable - affiliates	6,219	7,590
Inventories	484,268	463,330
Income taxes receivable	51,400	29,608
Prepaid and other	33,749	32,013
Total current assets	1,686,891	1,813,328
Long-term investments in securities	85,577	-
Property and equipment, net	217,998	224,169
Goodwill	213,051	213,051
Intangible assets, net	57,554	54,962
Deferred income taxes	130,786	124,552
Other assets	17,962	17,377
Total Assets	$2,409,819	$2,447,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$42,150	$36,176
Accounts payable - affiliates	36,018	41,100
Income taxes payable	3,772	6,850
Accrued payroll and benefits	32,408	32,911
Accrued expenses	65,954	96,479
Total current liabilities	180,302	213,516
Pensions	20,585	13,526
Deferred income taxes	7,142	10
Other liabilities	24,684	30,650
Total Liabilities	232,713	257,702
Commitments and contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,368 shares; outstanding, 167,492 and 167,605 shares at March 31, 2016 and December 31, 2016, respectively	1,764	1,764
Additional paid-in capital	354,186	356,289
Retained earnings	1,979,512	2,017,885
Accumulated other comprehensive loss	(44,368)	(73,422)
Treasury stock, at cost:
8,876 and 8,763 shares at March 31, 2016 and December 31, 2016, respectively	(113,988)	(112,779)
Total Stockholders' Equity	2,177,106	2,189,737
Total Liabilities and Stockholders' Equity	$2,409,819	$2,447,439

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Net sales	$287,047	$340,799	$891,924	$983,083
Cost of sales	221,004	261,408	676,930	772,030
Gross profit	66,043	79,391	214,994	211,053
Selling, general and administrative expenses	31,216	28,450	87,596	88,974
Legal and environmental charges	37,500	-	43,650	3,600
Profit (loss) from operations	(2,673)	50,941	83,748	118,479
Other income (loss):
Interest income	1,249	1,952	3,528	5,298
Other, net	832	(547)	1,563	3,901
Income (loss) before income taxes	(592)	52,346	88,839	127,678
Provision for (benefit from) income taxes	(5,966)	16,827	19,969	35,750
Net income	$5,374	$35,519	$68,870	$91,928

Income per share:
Basic	$0.03	$0.21	$0.41	$0.55
Diluted	$0.03	$0.21	$0.41	$0.55

Dividends declared (per share)	$0.105	$0.110	$0.315	$0.325
Weighted average common shares outstanding:
Basic	167,655	167,418	167,883	167,399
Diluted	167,833	167,856	168,083	167,664

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Net income	$5,374	$35,519	$68,870	$91,928
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(7,213)	(28,157)	3,033	(26,363)
Foreign currency cash flow hedges adjustment	(159)	(2,453)	(334)	(1,926)
Pension liability adjustment	(47)	16	(271)	(765)
Other comprehensive income (loss), net of income taxes	(7,419)	(30,594)	2,428	(29,054)
Comprehensive income (loss)	$(2,045)	$4,925	$71,298	$62,874

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31,
	2015	2016
Operating Activities:
Net income	$68,870	$91,928
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,641	30,752
Stock-based compensation expense	982	1,839
Deferred income taxes	15,573	(4,225)
(Gain) loss on disposal of property and equipment	424	(2,014)
Changes in operating assets and liabilities:
Accounts receivable	36,259	(14,506)
Inventories	46,145	14,974
Accounts payable and accrued expenses	(100,584)	33,497
Income taxes payable	2,861	(23,473)
Other assets	17,264	10,979
Other liabilities	(13,751)	20,529
Net cash provided by operating activities	102,684	160,280

Investing Activities:
Purchases of property and equipment	(33,843)	(45,589)
Purchases of investment securities	(598,947)	(1,001,900)
Redemptions of investment securities	634,872	956,754
Proceeds from property & equipment dispositions	450	11,266
Net cash provided by (used in) investing activities	2,532	(79,469)

Financing Activities:
Dividends paid	(52,903)	(53,554)
Purchase of treasury stock	(9,272)	(4,833)
Proceeds from exercise of stock options	766	5,938
Excess tax benefit from stock-based payment arrangements	-	367
Net cash used in financing activities	(61,409)	(52,082)

Effect of exchange rate on cash	223	(2,042)

Increase in cash and cash equivalents	44,030	26,687

Cash and cash equivalents at beginning of period	381,605	454,208

Cash and cash equivalents at end of period	$425,635	$480,895

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

   1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income (loss), and cash flows for the periods presented. Operating results for the three and nine month periods ended December  31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Critical Accounting Policies and Estimates:

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three and nine month periods ended December  31, 2016, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates, including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and the dilutive effect of potential common stock equivalents:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Net income	$5,374	$35,519	$68,870	$91,928
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,655	167,418	167,883	167,399
Basic earnings per share	$0.03	$0.21	$0.41	$0.55
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,655	167,418	167,883	167,399
Effect of stock options	178	438	200	265
Weighted Average Shares used in Computing Diluted EPS (1)	167,833	167,856	168,083	167,664
Diluted earnings per share	$0.03	$0.21	$0.41	$0.55

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,725 shares and 776 shares for the three months ended December  31, 2015 and 2016, respectively, and 2,548 shares and 1,580 shares for the nine months ended December 31, 2015 and 2016, respectively.

   3. Trade Accounts Receivable:

	March 31, 2016	December 31, 2016
Gross Accounts Receivable - Trade	$183,871	$201,417
Less:
Allowances for doubtful accounts	423	1,205
Stock rotation and ship from stock and debit	14,314	17,565
Sales returns and discounts	6,681	7,396
Total allowances	21,418	26,166
	$162,453	$175,251

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Allowances for doubtful accounts:
Beginning Balance	$732	$1,160	$659	$423
Charges	-	45	81	782
Applications	(343)	-	(351)	-
Ending Balance	$389	$1,205	$389	$1,205

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Stock rotation and ship from stock and debit:
Beginning Balance	$16,171	$18,803	$16,378	$14,314
Charges	7,309	5,362	22,157	19,649
Applications	(8,511)	(6,600)	(23,566)	(16,398)
Ending Balance	$14,969	$17,565	$14,969	$17,565

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Sales returns and discounts:
Beginning Balance	$6,430	$6,138	$6,186	$6,681
Charges	7,305	4,698	17,903	12,079
Applications	(6,958)	(3,388)	(17,341)	(11,307)
Translation and other	(20)	(52)	9	(57)
Ending Balance	$6,757	$7,396	$6,757	$7,396

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

During the three and nine month periods ended December  31, 2015 and 2016, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,409	-	1,409	-
Total	$6,370	$3,710	$2,660	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,350	-	1,350	-
Total	$6,311	$3,710	$2,601	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$5,862	$4,370	$1,492	$-
Foreign currency derivatives(2)	1,946	-	1,946	-
Total	$7,808	$4,370	$3,438	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$5,862	$4,370	$1,492	$-
Foreign currency derivatives(2)	4,073	-	4,073	-
Total	$9,935	$4,370	$5,565	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other and accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges are recorded in the consolidated statement of operations as revenues and costs of sales, and gains and losses on derivatives not designated as cash flow hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2016 and December  31, 2016, all of our forward contracts are valued using Level 2 measurements.

 5. Financial Instruments and Investments in Securities:

At March 31, 2016 and December  31, 2016, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$494,594	$296	$-	$494,890
Long-term investments:
Corporate bonds	85,577	39	(28)	85,588
	$580,171	$335	$(28)	$580,478

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,233	$-	$(7)	$10,226
Time deposits	614,408	274	-	614,682
	$624,641	$274	$(7)	$624,908

The amortized cost and estimated fair value of held-to-maturity investments at December  31, 2016, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$624,641	$624,908
Due after one year through five years	-	-
Total	$624,641	$624,908

   6. Inventories:

	March 31, 2016	December 31, 2016
Finished goods	$85,617	$78,374
Work in process	101,436	102,303
Raw materials and supplies	297,215	282,653
	$484,268	$463,330

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of  $15,083  at  December  31, 2016,  including a $3,600 charge recorded in the quarter ended June 30, 2016, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately  $16,809 and $19,720  at March 31, 2016 and December  31, 2016, respectively, related to various environmental matters, including the site discussed above. These reserves are classified in the Consolidated Balance Sheets as  $7,409 and $4,226 in accrued expenses at March 31, 2016 and December  31, 2016, respectively, and $9,400 and $15,494 in other non-current liabilities at March 31, 2016 and December  31, 2016, respectively. The amounts recorded for these identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation (“Greatbatch”). This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and found damages to Greatbatch in the amount of $37,500. AVX is reviewing this initial verdict, consulting with its legal advisors on what action AVX may take in response, and continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168.  On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related product after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX may continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. AVX is taking an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX has appealed the verdict.

We had total reserves of $39,668 and $67,800 as of March 31, 2016 and December 31, 2016, respectively, related to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(7,213)	$(7,213)	$(28,157)	$(28,157)
Foreign currency cash flow hedges adjustment	(231)	(159)	(3,061)	(2,453)
Pension liability adjustment	(62)	(47)	22	16
Other comprehensive income (loss)	$(7,506)	$(7,419)	$(31,196)	$(30,594)

	Nine Months Ended
	December 31,
	2015		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$3,033	$3,033	$(26,363)	$(26,363)
Foreign currency cash flow hedges adjustment	(436)	(334)	(2,440)	(1,926)
Pension liability adjustment	(358)	(271)	(1,013)	(765)
Other comprehensive income (loss)	$2,239	$2,428	$(29,816)	$(29,054)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December  31, 2015 and 2016.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and nine month periods ended December  31, 2015 and 2016.

   9. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale. The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX Interconnect. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2015	2016	2015	2016
Ceramic Components	$45,617	$49,235	$130,495	$145,907
Tantalum Components	75,344	78,113	234,905	234,245
Advanced Components	75,155	103,686	248,681	275,975
Total Passive Components	196,116	231,034	614,081	656,127
AVX Interconnect	26,656	28,128	83,270	87,785
KCP Resale Connectors	5,211	7,780	17,622	22,362
KDP and KCD Resale	59,064	73,857	176,951	216,809
Total KED Resale	64,275	81,637	194,573	239,171
Total Revenue	$287,047	$340,799	$891,924	$983,083

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Operating profit:
Passive Components	$43,625	$61,497	$145,766	$148,557
Interconnect	4,215	3,929	15,125	13,672
KED Resale	4,264	3,777	13,396	13,376
Corporate activities	(54,777)	(18,262)	(90,539)	(57,126)
Total	$(2,673)	$50,941	$83,748	$118,479

	As of	As of
	March 31, 2016	December 31, 2016
Assets:
Passive Components	$618,642	$573,775
Interconnect	49,646	48,211
KED Resale	30,179	29,325
Cash, A/R, and investments in securities	1,203,051	1,288,377
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	295,250	294,700
Total	$2,409,819	$2,447,439

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Net sales:
Americas	$84,522	$101,668	$266,317	$287,470
Europe	81,752	85,339	253,179	261,018
Asia	120,773	153,792	372,428	434,595
Total	$287,047	$340,799	$891,924	$983,083

 10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine months ended December  31, 2015 and 2016:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Service cost	$49	$42	$244	$218
Interest cost	385	364	1,358	1,089
Expected return on plan assets	(528)	(445)	(1,651)	(1,377)
Recognized actuarial loss	396	456	541	294
Net periodic pension cost	$302	$417	$492	$224

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2016	2015	2016
Service cost	$148	$126	$737	$685
Interest cost	1,154	1,093	4,116	3,494
Expected return on plan assets	(1,585)	(1,336)	(5,004)	(4,425)
Recognized actuarial loss	1,188	1,368	1,640	944
Net periodic pension cost	$905	$1,251	$1,489	$698

Based on current actuarial computations, during the nine months ended December  31, 2016, we made contributions of $5,122 to the international plans. We expect to make additional contributions of approximately $1,600 to the international plans over the remainder of fiscal 2017. We made $3,001 in contributions to the U.S. plans during the nine months ended December  31, 2016. We  do not anticipate making any contributions to the U.S. plans during the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2016 and December  31, 2016, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,125	Accrued expenses	$869

December 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,737	Accrued expenses	$3,922

For these derivatives designated as hedging instruments, during the three and nine months ended December  31, 2016, net pre-tax gains (losses) of $ (3,002) and $(2,972), respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine months ended December  31, 2016, net pre-tax gains  (losses) of $ (1,258) and $ (2,084), respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax gains of $1,507 and $  1,331, respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2016 and December  31, 2016, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$284	Accrued expenses	$481

December 31, 2016
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$209	Accrued expenses	$151

For these derivatives not designated as cash flow hedging instruments during the three and nine months ended December  31, 2016,  gains  (losses) of $(9) and 431, respectively,  on hedging contracts were recognized in other income, along with the approximately $671 and $(1,686) in exchange gains (losses) that were recognized in other income in the accompanying statement of operations.

At March 31, 2016 and December  31, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $204,372 and $230,425, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

   12. Subsequent Events:

On February 8, 2017, the Board of Directors of the Company declared a $0.11 dividend per share of common stock with respect to the quarter ended December  31, 2016. The dividend will be paid to stockholders of record on February 24, 2017 and will be disbursed on March 6, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2017, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by the forward-looking statements for a variety of reasons, including without limitation, changes in the global economy or the economy of any locality in which we conduct business; changes in general industry and market conditions or regional growth or declines; loss of business from increased competition; higher raw material costs or raw material shortages; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of environmental investigations or other governmental investigations and associated litigation; tax assessments by governmental authorities and changes in our effective tax rate; dependence on and relationships with customers and suppliers; and other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our unaudited Consolidated Financial Statements and Notes thereto contained in this Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets,  liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. During the three and nine month periods ended December  31, 2016, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates.

Business Overview

AVX is a leading worldwide manufacturer and supplier of a broad line of passive electronic components. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy. We also manufacture and supply high-quality electronic connectors and interconnect systems for use in electronic products.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, Interconnect, and KED Resale. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale.  The Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.

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

Results of Operations - Three Months Ended December  31, 2015 and 2016

Our net income for the quarter ended December  31, 2016 was $35.5 million, or $0.21 per share, compared to $5.4 million, or $0.03 per share, for the quarter ended December  31, 2015.

	Three Months Ended
	December 31,
(in thousands, except per share data)	2015	2016
Net sales	$287,047	$340,799
Gross profit	66,043	79,391
Operating income (loss)	(2,673)	50,941
Net income	5,374	35,519
Diluted earnings per share	$0.03	$0.21

Net sales in the three months ended December  31, 2016 increased $53.8 million or 18.7%, to $340.8 million compared to $287.0 million in the three months ended December  31, 2015. The increase in revenue was attributable to higher volumes across all of our product groups, Ceramic Components, Interconnect, and KED Resale products, resulting from improved global market conditions reflective of higher overall demand, primarily in the cellular telecommunications, consumer, and automotive markets. In addition, sales were favorably impacted by $1.7 million as a result of currency exchange due to the strength of the Japanese Yen against the U.S. Dollar, partially offset by weaker European currencies, when compared to the same period last year.

Profit from operations for the three month period ended December 31, 2016 includes charges of $12.9 million related to previously disclosed intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Delaware by Presidio Components, Inc. (“Presidio”).  Net sales for the three month period ended December 31, 2016 includes $12.5 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of the intellectual property damages awards.

Profit from operations for the three month period ended December 31, 2015 reflects a charge of $37.5 million related to litigation with respect to an intellectual property dispute. On January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation (“Greatbatch”), the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million.

The table below represents product group revenues for the quarters ended December  31, 2015 and 2016.

	Three Months Ended
(in thousands)	December 31,
Sales Revenue	2015	2016
Ceramic Components	$45,617	$49,235
Tantalum Components	75,344	78,113
Advanced Components	75,155	103,686
Total Passive Components	196,116	231,034
AVX Interconnect	26,656	28,128
KCP Resale Connectors	5,211	7,780
KDP and KCD Resale	59,064	73,857
Total KED Resale	64,275	81,637
Total Revenue	$287,047	$340,799

Passive Components sales increased $34.9 million, or 17.8%, to $231.0 million in the three months ended December  31, 2016 compared to sales of $196.1 million during the same quarter last year. The sales increase in Passive Components product sales was driven by increased volume for our Ceramic Components as a result of improved global market conditions, primarily in the cellular telecommunications, consumer, and automotive markets in addition to our focus on the sale of higher value capacitance components. The sales increase in our Advanced Components was primarily attributable to the increased sales of certain advanced ceramic capacitors, including $12.5 million from increased sales prices, resulting from increased demand by customers in light of the intellectual property litigation discussed above as customers sought to purchase product prior to the March 17, 2017 injunction. The increase in sales of our Tantalum Components is primarily driven by increased demand in the cellular telecommunications and consumer markets.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $4.0 million, or 12.7%, to $35.9 million in the three months ended December  31, 2016 compared to $31.9  million during the same period last year. This increase is attributable to increased demand in the U.S. and European automotive and industrial markets.

KDP and KCD Resale sales increased $14.8 million, or 25.0%, to $73.9 million in the three months ended December  31, 2016 compared to $59.1 million during the same period last year. This increase is primarily a result of higher demand from our cellular device customers in addition to a favorable currency impact on reported revenues when compared to the same period last year as the Japanese Yen strenghthened against the U.S. Dollar.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. Sales in the Asian, American and European markets represented 45.1%,  29.8% and 25.0% of total sales, respectively, for the quarter ended December  31, 2016. This compares to 42.1%,  29.4% and 28.5% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 43.7% of total sales for the three months ended December  31, 2016, compared to 45.1% for the three months ended December  31, 2015. Overall,  distributor sales increased when compared to the same period last year as distributors increased order activity and inventory intake during the quarter. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $5.4 million, or 3.6% of gross sales to distributor customers for the three months ended December  31, 2016, and $7.3 million, or 5.6% of gross sales to distributor customers, for the three months ended December  31, 2015 reflecting a tighter pricing environment resulting from increased demand. Applications under such programs for the quarters ended December  31, 2016 and 2015 were approximately $6.6 million and $8.5 million,  respectively. This decrease in applications is primarily due to a recent system implementation at one of our major distribution customers.

Gross profit in the three months ended December  31, 2016 was 23.3% of sales, or $79.4 million, compared to a gross profit margin of 23.0%, or $66.0 million, in the three months ended December  31, 2015. This overall increase in dollars and percent is primarily attributable to an improved product mix as a result of our focus on the sale of better margin value added capacitance components in addition to the increased sales of certain advanced ceramic capacitors related to the intellectual property damages award discussed above.  We also continue to focus on manufacturing cost reductions and process improvements to reduce our manufacturing costs. Charges of $12.9 million related to the intellectual property damages award for the three month period ended December 31, 2016 were almost fully offset by $12.5 million from increased sales prices for those capacitors. Costs due to currency movement were favorably impacted by $5.1 million when comparing the three month periods ended December 31, 2016 and December 31, 2015 primarily due to weaker European currencies against the U.S. Dollar.

Selling, general and administrative expenses in the three months ended December  31, 2016 were $28.5 million, or 8.3% of net sales, compared to $31.2 million, or 10.9% of net sales, in the three months ended December  31, 2015.  The overall decrease in these expenses is primarily due to lower litigation costs partially offset by higher selling expenses resulting from the increase in sales when compared to the same period last year.

Income from operations was $50.9 million in the three months ended December  31, 2016 compared to a loss of $2.7 million in the three months ended December  31, 2015. This increase was a result of the factors described above.

Other income, net was $1.4 million for the three months ended December  31, 2016 compared to $2.1 million for the three months ended December 31, 2015. This decrease was primarily due to foreign exchange losses resulting from significant currency fluctuations during the current quarter.

Our tax expense for the three months ended December  31, 2016 was $16.8 million compared to a tax benefit of $6.0 million for the three months ended December  31, 2015.  The increase in tax expense is primarily due to the tax benefit of $12.1 million related to the litigation charges incurred during the three months ended December 31, 2015.

As a result of the factors discussed above, net income for the three months  ended December  31, 2016 was $35.5 million compared to $5.4 million for the three months ended December 31, 2015.

Results of Operations – Nine Months Ended December 31, 2015 and 2016

Our net income for the nine months ended December 31, 2016 was $91.9 million, or $0.55 per share, compared to $68.9 million, or $0.41 per share, for the nine months ended December 31, 2015.

	Nine Months Ended
	December 31,
(in thousands, except per share data)	2015	2016
Net sales	$891,924	$983,083
Gross profit	214,994	211,053
Operating income	83,748	118,479
Net income	68,870	91,928
Diluted earnings per share	$0.41	$0.55

Net sales in the nine months ended December 31, 2016 increased $91.2 million or 10.2%, to $983.1 million compared to $891.9 million in the nine months ended December 31, 2015. The increase in revenue was attributable to higher volumes in our Ceramic Components and KED Resale products resulting from improved global market conditions reflecting higher overall demand, primarily in the cellular telecommunications, consumer and automotive markets. In addition, this increase is partially a result of the currency fluctuations throughout the year resulting from the annoucement of the vote on the Referendum of the United Kingdom’s (U.K.) Membership of the European Union (E.U.) (referred to as “Brexit”) as well as the impact of other geopolitical issues which have resulted in a stronger Japanese Yen against the U.S. Dollar and weaker European currencies against the U.S. Dollar. The net impact of currency movement against the U.S. Dollar was a favorable impact on sales across all product lines by $6.3 million when compared to the same nine month period last year.

Profit from operations for the nine month period ended December 31, 2016 includes charges of $28.1 million related to  a previously disclosed intellectual property damages award resulting from litigation with respect to the Presidio patent infringement case discussed above. Profit from operations for the nine month period ended December 31, 2016 also reflects a charge of $3.6 million related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property. Net sales for the nine month period ended December 31, 2016 includes $15.3 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of the intellectual property damages awards.

Profit from operations was further impacted by the accrual of estimated environmental remediation costs and the settlement of certain litigation during the nine months ended December 31, 2015, including charges of $43.7 million, of which $37.5 million relates to previously mentioned amounts awarded in the Greatbatch patent infringement case, discussed above, and $6.2 million related to the settlement of certain litigation involving legacy environmental issues.

The table below represents product group revenues for the nine months ended December 31, 2015 and 2016.

	Nine Months Ended
(in thousands)	December 31,
Sales Revenue	2015	2016
Ceramic Components	$130,495	$145,907
Tantalum Components	234,905	234,245
Advanced Components	248,681	275,975
Total Passive Components	614,081	656,127
AVX Interconnect	83,270	87,785
KCP Interconnect Resale	17,622	22,362
KDP and KCD Resale	176,951	216,809
Total KED Resale	194,573	239,171
Total Revenue	$891,924	$983,083

Passive Components sales increased $42.0 million, or 6.8% to $656.1 million in the nine months ended December 31, 2016 compared to sales of $614.1 million during the same nine months last year. The increase in Passive Components product sales was driven by increased volume for our Ceramic Components primarily in the cellular telecommunications, consumer and automotive markets as a result of improved global market conditions and our focus on the sale of higher value capacitance components, in addition to a favorable currency impact on reported revenues when compared to the same period last year. This increase was partially offset by a slightly lower volume of sales in our Tantalum Components from lower volumes in the computer, medical, industrial and telecom markets. Increased sales in our Advanced Components products were primarily due to increased sales of certain advanced ceramic capacitors resulting from increased demand by customers in light of the intellectual property litigation discussed above as customers sought to purchase product prior to the March 17, 2017 injunction.

Total Interconnect product sales, including AVX Interconnect manufactured and KCP Resale connectors, increased $9.3 million, or 9.2%, to $110.2 million in the nine months ended December 31, 2016 compared to $100.9 million during the same period last year. This increase is primarily attributable to increased demand in the U.S. and European automotive markets.

KDP and KCD Resale sales increased $39.8 million, or 22.5%, to $216.8 million in the nine months ended December 31, 2016 compared to $177.0 million during the same period last year. This increase is primarily a result of higher demand from our cellular device customers in addition to a favorable currency impact on reported revenues when compared to the same period last year.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market and a favorable currency impact due to the strength of the Japanese Yen compared to the U.S. Dollar. Sales in the Asian, American and European markets represented 44.2%,  29.2% and 26.6% of total sales, respectively, for the nine months ended December 31, 2016. This compares to 41.8%,  29.9% and 28.3% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 45.1% of total sales for the nine months ended December 31, 2016, compared to 45.4% for the nine months ended December 31, 2015. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity and inventories. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $19.6 million, or 4.4% of gross sales to distributor customers, for the nine months ended December 31, 2016, and $22.2 million, or 5.5% of gross sales to distributor customers, for the nine months ended December 31, 2015, reflecting a tighter pricing environment resulting from increased demand. Applications under such programs for the nine months ended December 31, 2016 and 2015 were approximately $16.4 million and $23.6 million, respectively. This decrease in applications is due primarily to a recent system implementation at one of our major distribution customers.

Gross profit in the nine months ended December 31, 2016 was 21.5% of sales, or $211.1 million, compared to a gross profit margin of 24.1%, or $215.0 million, in the nine months ended December 31, 2015. This overall decrease in dollars and percent is primarily attributable to increases to estimated intellectual property damages awards costs related to the ongoing litigation discussed above. The negative impact of the intellectual property damages awards costs were partially offset by increased sales of certain advanced ceramic capacitors related to the intellectual property damages award in addition to an improved product mix reflective of our focus on the sale of higher margin value added capacitance components, as well as our continued focus on manufacturing cost reductions and process improvements. The impact of the $28.1 million intellectual property damages award costs in the nine month period ended December 31, 2016 was partially offset by $15.3 million from increased sales prices related to the affected products. The net result was a negative impact on our gross profit margin percentage by approximately 3%. During the nine months ended December 31, 2016, costs were unfavorably impacted by approximately $9.3 million when compared to the same period last year due to the movement of the Japanese Yen and various European currencies against the U.S. Dollar, primarily in reaction to Brexit and other geopolitical actions.

Selling, general and administrative expenses in the nine months ended December 31, 2016 were $89.0 million, or 9.1% of net sales, compared to $87.6 million, or 9.8% of net sales, in the nine months ended December 31, 2015. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales when compared to the same period last year, partially offset by lower litigation costs.

During the nine months ended December 31, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property.

Income from operations was $118.5 million in the nine months ended December 31, 2016 compared to $83.7 million in the nine months ended December 31, 2015. This increase was a result of the factors described above.

Other income, net was $9.2 million for the nine months ended December 31, 2016 compared to $5.1 million for the same period last year. This increase was primarily due to foreign exchange gains resulting from significant currency fluctuations during the period in addition to a gain on the sale of an idle facility of $1.6 million.

Our effective tax rate for the nine months ended December 31, 2016 was 28.0% compared to 22.5% for the nine months ended December 31, 2015. The increase in the effective tax rate is principally due to the higher tax benefit related to litigation settlements and awards during the nine month period ended December 31, 2015.

As a result of the factors discussed above, net income for the nine month period ended December 31, 2016 was $91.9 million compared to $68.9 million for the same nine month period last year.

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

On December 26, 2016, Kyocera provided notice to AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe, and Asia. Sales of Kyocera resale products were $239.2 million and related operating profit was $13.4 million for the nine month period ended December 31, 2016. Sales of Kyocera resale products were $261.8 million and related operating profit was $16.7 million for the fiscal year ended March 31, 2016. AVX cannot currently predict what transition costs and expenses, if any, it will incur as a result of this notice nor can it determine whether such change will have an adverse impact on its relationships with any customers. At present, Kyocera continues to distribute AVX products in Japan.

AVX has reviewed and continues to monitor the impact of Brexit. Beyond the immediate impact to currencies around the world, the announcement and resulting effects of Brexit on AVX and its operations are difficult to predict as future trade agreements and other related issues are resolved. During the early part of the year, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rates that resulted in the weakening of the U.S. Dollar against certain foreign currencies, primarily the Japanese Yen, in which we conduct business. Our international sales are denominated in both the U.S. Dollar and currencies other than U.S. Dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. In addition, we translate sales and other results denominated in foreign currencies into U.S. Dollars for our financial statements. Our reported international sales and earnings could be negatively impacted during periods of foreign currency fluctuation compared to the U.S. Dollar.

Liquidity and Capital Resources

Liquidity needs arise primarily from working capital requirements, dividend payments, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations and investment income from cash, cash equivalents, and investments in securities. As of December  31, 2016, we had a current ratio of 8.5 to 1, $1,105.5 million of cash, cash equivalents, and short-term and long-term investments in securities, $2,189.7 million of stockholders’ equity, and no debt.

Net cash provided by operating activities was $160.3 million in the nine months ended December  31, 2016 compared to $102.7 million of cash provided by operating activities in the nine months ended December  31, 2015. In addition to normal changes in working capital, the increase in operating cash flow compared to the same period last year was primarily a result of a final payment of $122.1 million made on May 26, 2015, related to a financial settlement with respect to the EPA’s ongoing clean-up of the New Bedford Harbor in the Commonwealth of Massachusetts.

Purchases of property and equipment were $45.6 million in the nine month period ended December  31, 2016 and $33.8 million in the nine month period ended December  31, 2015. Expenditures in the current year are primarily made in connection with the strategic investments in our corporate headquarters and plant expansion activities. We expect to incur capital expenditures of approximately $15.0 million in the remainder of fiscal 2017. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects. Proceeds from property, plant and equipment dispositions are primarily due to the sale of an idle manufacturing facility in China.

The majority of our funding is internally generated through operations and investment income from cash, cash equivalents, and investments in securities. Since March 31, 2016, there have been no material changes in our contractual obligations or commitments for the acquisition or construction of plant and equipment or future minimum lease commitments under noncancellable operating leases. Based on our financial condition as of December  31, 2016, we believe that cash on hand, cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, pension plan funding, research, development and engineering expenses, acquisitions of businesses, and any dividend payments or stock repurchases to be made during the next twelve months. Changes in demand may have an impact on our future cash requirements; however, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December  31, 2016, we did not have any significant delivery contracts outstanding.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities have yet to be concluded but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15.1 million at December 31, 2016,  including a $3.6 million charge recorded in the quarter ended June 30, 2016, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16.8 million and $19.7 million at March 31, 2016 and December  31, 2016, respectively, related to various environmental matters, including the site discussed above. These reserves are classified in the Consolidated Balance Sheets as $7.4 million and $4.2 million in accrued expenses at March 31, 2016 and December 31, 2016, respectively, and $9.4 million and $15.5 million in other non-current liabilities at March 31, 2016 and December  31, 2016, respectively. The amounts recorded for these identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. Also, uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and found damages to Greatbatch in the amount of $37.5 million. AVX is reviewing this initial verdict, consulting with its legal advisors on what action AVX may take in response, and continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain products of ATC’s infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related product after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX may continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold.  AVX is taking an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. AVX has appealed the verdict.

We had total reserves of $39.7 million and $67.8 million as of March 31, 2016 and December  31, 2016, respectively, related to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as well as in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

In addition, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 7, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for information regarding factors that could affect our results of operations, financial condition, and liquidity. For an update of risk factors relating to our potential environmental liabilities as described under the caption “Changes in our environmental liability and compliance obligations may adversely impact our operations” in the Risk Factors section on our Annual Report on Form 10-K, see Note 7, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. We did not make any repurchases in the quarter ended December 31, 2016.

ITEM 6.	EXHIBITS
10.1 31.1

Technology Disclosure Agreement, effective as of October 7, 2016, between the Company and Kyocera Corporation.

Certification of John Sarvis,  Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2017.

31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2017.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December  31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date:   February 9, 2017

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance