Form 10-K
period 2017-03-31
AVX Corp
filed 2017-05-19
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Based on the closing sales price of $13.79 on September 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant as of that date was $629,207,803.

As of May 16, 2017, there were 168,108,862  shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2017, are incorporated by reference into Part III.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities

Litigation Reform Act of 1995

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including those contained in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” or relating to the Company’s outlook for overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development, and capital expenditures, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends,” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such language. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include: general economic conditions in the Company's market, including inflation, recession, interest rates, and other economic factors; casualty to or other disruption of the Company's facilities and equipment; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. Forward looking statements are intended to speak only as of the date they are made and AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer, supplier, and reseller of a broad line of passive electronic components, interconnect devices, and related products. Virtually all types of electronic devices use our passive component products to store, filter, or regulate electric energy.

Our passive electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters,  and other components manufactured in our facilities throughout the world and passive components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder which  owns approximately 73% of our outstanding common stock, and other manufacturing suppliers. We also manufacture and sell electronic connectors and inter-connect systems, and distribute and sell certain electronic connectors manufactured by Kyocera and others.

We are organized by product line with five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect, and Kyocera Electronic Devices (“KED Resale”). Our reportable segments are based on the types of products from which we generate revenues and how management assesses performance and makes operating decisions related to these products. We have three reportable segments: Passive Components, KED Resale, and Interconnect. The product groups of Ceramic Components, Advanced Components and Tantalum Components have been aggregated into the Passive Components reportable segment. Segment revenue and profit information is presented in Note 15 to the consolidated financial statements. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by, or for, AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of AVX Interconnect automotive, telecommunications, and memory connectors manufactured, by or for, AVX. In addition, we have a corporate administration group consisting of finance, legal, environmental health and safety (“EHS”), and other administrative activities.

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

Our principal strategic advantages include:

Creating Technology Leadership.    We have research and development locations in the United States, United Kingdom, Czech Republic, France, Israel, Malaysia, and Japan, although a certain level of innovation occurs at every one of our manufacturing sites. We developed numerous new products and product extensions during fiscal 2017. These new products add to the broad product line we offer to our customers. Due to our broad product offering, none of our products individually represents a material portion of our revenues. Our scientists and design engineers are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses. Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while reducing manufacturing costs.

Providing a Broad Product Line.    We believe that the breadth and quality of our product line and our ability to respond quickly to our customers’ design and delivery requirements make us the provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a  substantially complete line of passive component solutions. This broad array of products allows our customers to streamline their purchasing and supply organization.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. We have invested approximately $141 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing capabilities with respect to the manufacture of ceramic, tantalum, and advanced components as well as Interconnect devices. In order to reduce the cost of production, our strategy has included the transfer to and expansion of manufacturing operations in countries such as El Salvador, Malaysia, Mexico, China and the Czech Republic.

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

Products

We offer an extensive line of passive components. Passive components do not require power to operate. Passive components adjust and regulate voltage and current, store energy, and filter frequencies. Sales of Passive Components represented approximately 67% of our net sales in fiscal 2017. KDP and KCD Resale represented approximately 22%, and Interconnect products, together with KCP Resale Connectors, represented approximately 11% of our net sales in fiscal 2017. The table below presents revenues for fiscal 2015, 2016 and 2017 by product group. Financial information concerning our Passive Components, KED Resale, and Interconnect segments is set forth in Note 15 to the consolidated financial statements elsewhere herein.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2015	2016	2017
Ceramic Components	$202,719	$176,502	$188,568
Tantalum Components	355,974	311,888	314,723
Advanced Components	359,315	333,693	372,279
Total Passive Components	918,008	822,083	875,570
Interconnect	134,610	111,609	118,163
KCP Resale Connectors	70,741	23,751	30,027
KDP and KCD Resale	229,869	238,086	288,901
Total KED Resale	300,610	261,837	318,928
Total Revenue	$1,353,228	$1,195,529	$1,312,661

Passive Components

We manufacture and resell a full line of multi-layered ceramic and tantalum electrolytic capacitors  in many different sizes and configurations. Our strategic focus on the growing use of passive components is reflected in our investment of approximately $109 million in facilities and equipment used to manufacture passive components during the past three fiscal years. Passive components accounted for approximately 67% of our net sales in fiscal 2017. We believe that sales of passive components will continue to expand in the worldwide electronics market because technological advances have been constantly expanding the number and type of applications for these products.

Tantalum and Ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. However, with current capacitance range extensions, we are seeing more demand for higher capacitance (“High CV”) products that increase the demand for products we sell. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 57% of our passive component net sales in fiscal 2017.

We also offer a broad line of advanced passive component products to fill the special needs of our customers. Our family of advanced passive components includes film capacitors, high energy/voltage power capacitors, and varistors. Our advanced product engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications. The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Sales of advanced products accounted for approximately 43% of passive component net sales in fiscal 2017.

Interconnect

We manufacture and resell high-quality electronic connectors and interconnect systems for use in various industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for AVX Interconnect products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, and stability and safety control systems. We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, tablets, GPS, and other hand held devices. In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED, LCD, and medical devices and hardware markets. We have invested approximately $28 million in facilities and equipment over the past three years, as we continue to focus on new product development and enhancement of production capabilities for our Interconnect business.  Sales of Interconnect products, including KCP Resale connector products, accounted for approximately 11% of net sales in fiscal 2017.  Approximately 20% of combined Interconnect and KCP Resale Connector net sales in fiscal 2017 consisted of connectors manufactured by Kyocera. Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015 to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. AVX’s sales of Kyocera connector products in Asia were $1.1 million for the fiscal year ended March 31, 2016.  For additional information regarding the Company’s relationship with Kyocera see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

KED Resale

We have a non-exclusive license to distribute and sell select Kyocera-manufactured electronic component and connector products to our customers in certain geographical regions outside of Japan.  The Kyocera KDP, KCP and KCD electronic components we market and sell include ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Sales of these products accounted for approximately 24% of net sales in fiscal 2017.    For additional information regarding the Company’s relationship with Kyocera see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

AVX and Kyocera – Resale Sales Channel Changes

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $318.9 million and related operating profit was $17.1 million for the fiscal year ended March 31, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $25.9 million for the fiscal year ended March 31, 2017.

Marketing, Sales, and Distribution

We place a high priority on solving customers’ electronic component design challenges and responding to their needs. In order to better serve our customers, we frequently designate teams consisting of marketing, field application engineering, research and development, and manufacturing personnel to work with customers to design and manufacture products to suit their specific requirements. We expense costs related to these activities as incurred.

Approximately 29%, 27%, and 44% of our net sales for fiscal 2017 were to our customers in the Americas, Europe, and Asia, respectively. Financial information for these geographic regions is set forth in Note 15 to our consolidated financial statements elsewhere herein. The section “Risk Factors,”  contained herein, provides a discussion of risks associated with our foreign operations.

We market our products worldwide through our own dedicated direct sales personnel that serve our major OEM and EMS customers. We also have a large network of independent electronic component distributors and independent manufacturers’ representatives who sell our products throughout the world. We have regional sales and design application personnel in strategic locations to provide technical and sales support for these independent manufacturers’ representatives and independent electronic component distributors. We believe that this combination of sales channels provides a high level of market penetration and efficient coverage of our customers on a cost-effective basis.

Our customers use our products in a wide variety of applications. In order to maximize opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers.  Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products.  During the fiscal years ended March 31, 2015,  March 31, 2016 and March 31, 2017, no single customer accounted for more than 10% of our sales. As of March 31, 2016 and March 31, 2017, one customer represented 13% and 12%, respectively, of the Company’s accounts receivable balance. Because we are a supplier to several significant manufacturers in the broad-based electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (“DSCC”) and European Space Agency (“ESA”), and approved under certain foreign military specifications.

Typically, independent electronic component distributors handle a wide variety of products and fill orders for many customers. The sales terms under non-exclusive agreements with independent electronic component distributors may vary by distributor and by geographic region. In the United States, Europe, and Asia, such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs. Stock rotation is a program whereby distributors are allowed to return qualified inventory semi-annually, for credit equal to a certain percentage, primarily limited to 5%, of the previous six months’ net sales. In the United States, we may use a ship and debit program under which we may grant pricing adjustments to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part of a sale to the distributor’s end customer from the distributor’s stock. In addition, certain agreements with distributors may include special incentive discounts based on the amount of product ordered or shipped.  Our agreements with independent electronic component distributors generally also require that we repurchase qualified inventory from the distributor in the event that we terminate the distributor agreement or discontinue a product offering.

We had a backlog of orders of approximately $228 million at March 31, 2015, $224 million at March 31, 2016, and $280 million at March 31, 2017. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer-provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, and product delivery lead times in the industry. Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business expected in any ensuing period since many orders are placed and delivered within the same period. In addition, the increased use of vendor-managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

Research, Development, and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our research and development activities are carried out at facilities located in the United States, United Kingdom,  Czech Republic, France, Israel, Malaysia, and Japan, although a certain level of innovation occurs at every one of our manufacturing sites.

Our research and development effort and our operational-level engineering effort place a priority on the design and development of product extensions, innovative new products, and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of passive components for applications requiring reduced size and lower manufacturing costs associated with circuit board assembly. Research, development, and engineering expenditures were approximately $25 million, $28 million, and $31 million during fiscal 2015, 2016, and 2017, respectively. The level of such spending can fluctuate as new products are transferred to full-scale production and process enhancements are implemented.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although patents are not individually material to the successful operation of our business. For discussion regarding our licensing arrangement with Kyocera, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Raw Materials

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other metals such as platinum, palladium, silver, nickel, gold, and copper used in our manufacturing processes. The costs of these materials are subject to significant price fluctuation. In some cases, raw materials cost increases may be offset by selling price increases, productivity improvements, and cost savings programs.

We are a major consumer of the world’s annual production of tantalum. Tantalum powder and wire are principal materials used in the manufacture of tantalum capacitor products. We purchase tantalum raw materials as well as processed powder and wire from suppliers in various parts of the world at prices that are subject to periodic adjustment and variations in the market. The tantalum required to manufacture our products has generally been available in sufficient quantity.  The limited number of tantalum material suppliers that process tantalum ore into capacitor-grade tantalum powder has, at times, led to higher prices during periods of increased demand and/or limited mining output.

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. Historically, we had a policy of not using tantalum sourced from the Democratic Republic of Congo (“DRC”), or any other area in which insurgents or similar groups benefit from the sale of minerals. As a key participant in Solutions for Hope, AVX was the first in its industry to validate a “closed tantalum pipe” process from the mine site to the customer. Furthermore, the “closed pipe” was validated under the Conflict-Free Smelter program in accordance with the principles of the Dodd-Frank legislation and the current Organization for Economic Cooperation and Development (“OECD”) guidelines. During 2016 and in the spirit of continuous improvement envisioned and enshrined by the OECD Due Diligence guidance, AVX continues to improve supply chain sustainability and reduce compliance cost by field-testing a new alternate traceability platform (“BSP”) and proof of concept of a geological science technique for mineral matching (Geological Passporting) in region. The result of the BSP pilot demonstrated that a new cost model is possible using technology for the reporting, analysis, chain of custody and Geo Passporting for validation. Please refer to the Solutions for Hope website for more information.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries.

Our continued efforts affirm our commitment to supply conflict-free minerals to our customers and to comply fully with the OECD guidelines and United States Securities and Exchange Commission (“SEC”) regulations.

Competition

Markets for our products are highly competitive. We encounter aggressive and able competition in our various product lines from both domestic and foreign manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price. We believe we are competitively positioned on each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of passive electronic components and interconnect products available from any one source. Our major competitors for passive electronic components include Murata

Manufacturing Co. Ltd., TDK Corporation, Kemet Corporation, Yageo Corporation, Taiyo Yuden Co. Ltd., Samsung Electronics, and Vishay Intertechnology, Inc. Our major competitors for certain electronic interconnect products include TE Connectivity, Amphenol Corporation, Molex Incorporated,  and Delphi Connection Systems.  Many other companies produce products in the markets in which we compete.

Employees

As of March 31, 2017,  we employed approximately 10,800 full-time employees. Approximately 1,370 of these employees are employed in the United States, of which, approximately 220 are covered by collective-bargaining arrangements.  In addition, some foreign employees are members of trade and government-affiliated unions. Our relationship with our employee union groups is generally good. However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

Environmental Matters

We are subject to federal, state, and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. These regulations include limitations on discharges into air and water; remediation requirements; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment, and disposal restrictions. If we fail to comply with any of the applicable environmental regulations, we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs, or to incur expenses to comply with environmental regulations. Any failure to control the use, disposal, or storage, or to adequately restrict the discharge of hazardous substances, could subject us to future liabilities and could have a material adverse effect on our business. Based on our periodic reviews of the operating policies and practices at all of our facilities, we believe that our operations are currently in compliance with applicable environmental laws and regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or equivalent state or local laws, for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA and such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites would be apportioned between AVX and other PRPs.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities are not concluded yet but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15.1 million at March 31, 2017, representing our estimate, including a $3.6 million charge in the current fiscal year, of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16.8 million and $19.2 million at March 31, 2016 and March 31, 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $7.4 million and $3.9 million in accrued expenses at March 31, 2016 and March 31, 2017, respectively, and $9.4 million and $15.3 million in other non-current liabilities at March 31, 2016 and March 31, 2017, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX, and others, as responsible parties with respect to a location in Hamilton, Ontario that was at one time the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

We also operate, or did at one time, on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

We are not involved in any pending or threatened environmental proceedings that would require curtailment of our operations. We continually expend funds to ensure that our facilities comply with applicable environmental regulations. While we believe that we are in compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of all past occurrences on sites that we currently occupy. New environmental regulations may be enacted and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports from our website, go to “Investors,” then to “Financial Reports.”

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

To review these documents, go to our website and select “About,”  followed by “Corporate Information,” and then “Corporate Governance.”

Executive Officers of the Registrant

Our executive officers are appointed annually by our Board of Directors or, in some cases, appointed in accordance with our bylaws. Each officer holds office until the next annual appointment of officers or until a successor has been duly appointed and qualified, or until the officer’s death or resignation, or until the officer has otherwise been removed in accordance with our bylaws. The following table provides certain information regarding the current executive officers of the Company:

Name	Age	Position
John Sarvis...........................	67	Chief Executive Officer and President
John Lawing.........................	66	Senior Vice President and Chief Technology Officer
Kurt P. Cummings.................	61	Executive Vice President, Chief Financial Officer, and Treasurer
Evan Slavitt.........................	59	Senior Vice President, General Counsel, and Secretary
Kathleen M. Kelly.................	63	Senior Vice President of Human Resources
Keith Thomas.......................	62	Senior Vice President of Corporate Development
Peter Venuto.........................	64	Senior Vice President of Sales
S. Willing King.....................	54	Senior Vice President of Tantalum Products

John Sarvis

Chief Executive Officer and President since April 2015. Chairman of the Board since 2016. Vice President of Ceramic Products from 2005 to 2015. Divisional Vice President – Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

John Lawing

Senior Vice President and Chief Technology Officer since 2015. Vice President and Chief Technology Officer from April 2014 to 2015.  President and Chief Operating Officer from 2013 to March 2014. Vice President of Advanced Products from 2005 to April 2013. Divisional Vice President of Advanced Products from 2002 to 2005 and Divisional Vice President of Leaded Products from 1997 to 2002. Prior to 1997, held positions in Engineering, Technical, Operational, and Plant management. Employed by the Company since 1981.

Kurt P. Cummings

Executive Vice President since 2016. Chief Financial Officer and Treasurer since 2000. Senior Vice President from 2015 to 2016. Vice President from 2000 to 2015.  Secretary from 1997 to 2016.  Corporate Controller from 1992 to 2000.  Prior to 1992, Partner with Deloitte & Touche LLP.

Evan Slavitt

Senior Vice President, General Counsel and Secretary since 2016. Vice President of Business and Legal Affairs from 2007 to 2016. Trial lawyer in private practice in Massachusetts from 1987 to 2006. Assistant United States Attorney for the District of Massachusetts from 1983 to 1987. Trial Attorney with the Antitrust Division of the U.S. Department of Justice from 1981 to 1983.

Kathleen M. Kelly

Senior Vice President of Human Resources since 2015. Vice President of Human Resources from 2010 to 2015. Vice President of Administration from 2007 to 2010. Prior to the acquisition of American Technical Ceramics by the Company in 2007, served as Vice President – Administration and as Corporate Secretary of American Technical Ceramics from November 1989.

Keith Thomas

Senior Vice President of Corporate Development since 2016.  Senior Vice President of Kyocera Electronic Devices from 2015 to 2016. President of Kyocera Electronic Devices from 2004 to 2016. Vice President of Kyocera Developed Products from 2001 to 2004. Divisional Vice President of Kyocera Developed Products from 1992 to 2001. Employed by the Company since 1980.

Peter Venuto

Senior Vice President of Sales since 2015. Vice President of Sales from 2009 to 2015.  Vice President of North American and European Sales from 2004 to 2009. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 to 2000. Director of Strategic Accounts from 1990 to 1997. Director of Business Development from 1987 to 1989. Employed by the Company since 1987.

S. Willing King

Senior Vice President of Tantalum Products since 2015. Vice President of Tantalum Products from 2013 to 2015. Deputy General Manager of Tantalum Products from 2012 to 2013. Vice President of Product Marketing from 2004 to 2012. Director of Product Marketing from 2000 to 2004. Prior to 2000, held positions in Technical Service, Sales, and Marketing. Employed by the Company since 1984.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about the important operational risks that our businesses encounter can also be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We wish to caution the reader that the following important risk factors and those factors described elsewhere in this report or other documents that we file or furnish to the SEC could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  Below, we have described our current view of certain important strategic risks. These risks are not presented in order of importance or probability of occurrence. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have, in the past, resulted in, and may in the future, result in significant fluctuations in demand for our products, selling prices, and our profitability. Most of our customers operate in cyclical industries. Their requirements for passive components and interconnect products fluctuate significantly as a result of changes in general economic conditions, technological changes, customer demand, and other factors. During periods of increasing demand, our customers typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions and customer industries. Significant fluctuations in sales of our products affect our unit manufacturing costs and affect our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs. Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

We must consistently reduce costs to remain competitive and to address downward price trends

Our industry is intensely competitive, and prices for existing products tend to decrease over their life cycle. To remain competitive, we must achieve continuous cost reductions through process and material improvements. We must also be in a position to minimize our customers’ inventory financing costs and to meet their other goals for supply chain management. In addition, as a result of our efforts to streamline manufacturing and logistics operations and to enhance operations in lower operating cost regions we have incurred restructuring costs in the past and are likely to incur restructuring costs in the future in response to competitive pressures. If we are unsuccessful in implementing restructuring or other cost reduction plans, we may experience disruptions in our operations and incur higher ongoing costs, which may adversely affect our sales levels, financial condition, and operating results.

We attempt to improve profitability by operating in countries in which operating costs are lower; but the shift of operations to these regions may entail considerable expense and risk

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower operating costs, such as the Czech Republic, Malaysia, Mexico, China and El Salvador. During this process, we may experience under-utilization of certain factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions. This under-utilization may result initially in production inefficiencies and higher overall costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience labor strikes or other types of disruption due to lay-offs or termination of our employees in higher-cost countries.

Our global operations subject us to many different and complex laws and rules

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new foreign jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

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

We may not have adequate facilities to satisfy future increases in demand for our products

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors that could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion of our facilities. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital which could also adversely affect us.

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

We must continue to develop new products and technology to remain competitive

Most of the fundamental technologies used in the passive components industry have been available for a long time. The market is subject to rapid changes in product designs and technological advances allowing for better performance and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. Successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products. To address downward selling price pressure for our products and to meet market requirements, we must continue to develop innovative products and production techniques. Sustaining and improving our profitability depends a great deal on our ability to develop new products quickly and successfully meet changing customer specifications. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced selling price pressure over time. We have traditionally addressed downward pricing trends in part by offering products with new technologies or applications that offer our customers advantages over older products. We also seek to maintain profitability by developing products to our customers’ specifications that are not readily available from competitors. Developing and marketing these products requires start-up costs that may not be recouped if those new products or production techniques are not successful. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

In addition to our own research and development initiatives, we may invest in technology start-up enterprises, in which we may acquire a controlling or non-controlling interest but whose technology would be available to be commercialized by us. There are numerous risks in investments of this nature, including the limited operating history of such start-up entities, their need for capital, their limited or absence of production experience, as well as the risk that their technologies may prove ineffective or fail to gain acceptance in the marketplace. There can be no assurance that our current and future investments in start-up enterprises will prove successful.

Our operating results are sensitive to raw material and resale product availability, quality, and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices. Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium, and other raw materials that we use in the manufacture of our products are subject to fluctuation and have experienced significant variability in the past. Our inability to recover increased costs through increased sales prices could have an adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased sales margins for the products in which they are used. For periods in which sales margins are declining, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials and products. Depending on the extent of the difference between market price and our carrying cost, the write-down could have a significant adverse effect on our results of operations.

We resell products manufactured by Kyocera, as well as other component and interconnect product manufacturers. Should these manufacturers experience difficulties supplying the products that we resell, or such suppliers use other channels to market their products (see “Business; Products” in Item 1 elsewhere in this Form 10-K for additional information regarding changes in Kyocera sales channels), we could experience lower sales, which could have an adverse effect on our results of operations.

Our sales to distribution sales channel customers may fluctuate

Selling products to our customers in the electronic component distribution sales channel has associated risks, including, without limitation, that sales can be negatively impacted on a short-term basis because of changes in distributor inventory levels; these changes may be unrelated to the purchasing trends by the end customer. In the past, we have gone through cycles of inventory correction as distributors increase or decrease their supply chain inventories based upon their anticipated market needs and economic conditions.

Our backlog is subject to customer cancellation

We generally do not obtain firm, long-term purchase commitments from our customers. Uncertain economic and geopolitical conditions have resulted in, and may continue to result in, some of our customers delaying the delivery of products that we manufacture for them and placing purchase orders for lower volumes of products than previously anticipated. Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion, order components from multiple sources to ensure timely delivery when delivery lead times are particularly long and product delivery is a concern. They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of sales that will ultimately be made. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Our growth strategy may include growth through acquisitions, which may involve significant risks

From time to time, we may make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities. Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions; (3) risk that markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) future impairments of goodwill and other intangible assets of an acquired business; (10) unanticipated legal and regulatory issues in the jurisdictions of the acquired business; (11) liabilities for activities of the acquired businesses, including environmental, tax, and other known and unknown liabilities; and (12) additional costs related to plant closures, employee terminations, etc. could be incurred to create operating inefficiencies for AVX and a newly acquired entity.

Changes in our environmental liability and compliance obligations may adversely affect our operations or financial condition

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing process; employee health and safety; labeling or other notifications with respect to the content or other aspects of our processes, products, or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and responsibility for disposal of products or product packaging. We also operate, or did at one time, at sites that may have potential future environmental issues as a result of activities at such sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and reasonably estimated. Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have an adverse impact on our operations or financial condition. In addition, new environmental regulations may be enacted and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information.

Changes in regulatory compliance obligations may adversely affect our operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act), signed into law on July 21,

2010, includes Section 1502, which required the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The SEC issued a final rule on August 22, 2012. The minerals covered by the rules are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. We use many of these materials in our production processes. The rule requires companies to perform due diligence, disclose, and report whether or not such minerals originate from the DRC and adjoining countries. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Global supply chains are complicated with multiple layers and suppliers between the mine and the final product.

Historically, and prior to our participation in “Solutions for Hope,” we had a policy of not using tantalum sourced from the DRC or any other area in which insurgents or similar groups benefit from the sale of minerals. We continue to conduct extensive supply chain investigations to reduce risk and support supply chain sustainability in the region using the OECD guiding principles. AVX was the first in its industry to validate a “closed tantalum pipe” process, assuring all tantalum products contain only tantalum from smelters that have been independently verified under the Conflict Free Smelter program in accordance with the principles of the Dodd-Frank legislation and the current OECD guidelines.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the EICC/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries. During 2016 and in the spirit of continuous improvement envisioned and enshrined by the OECD Due Diligence guidance, AVX continues to improve supply chain sustainability and reduce compliance cost by field-testing a new alternate traceability platform (“BSP”) and proof of concept of a geological science technique for mineral matching (Geological Passporting) in the region. The result of the BSP pilot demonstrated that a new cost model is possible using technology for the reporting, analysis, chain of custody and Geo Passporting for validation. Please refer to the Solutions for Hope website for more information.

Our continued efforts affirm our commitment to supply conflict-free minerals to our customers and to comply fully with the OECD guidelines and SEC regulations. The implementation of Rule 1502 has not had a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals. We filed our most recent Form SD with the SEC on May 27, 2016.

We use significant amounts of electrical energy and processed ores in our production processes.  Although its status is uncertain, the Kyoto Protocol is an international agreement that purports to set binding targets for signatory industrialized countries for reducing greenhouse gas emissions. Further, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change that would limit and reduce greenhouse gas emissions.  Any significant, sustained increase in energy costs could result in increases in our capital expenditures, operating expenses, and costs of important raw materials resulting in an adverse effect on our results of operations and financial condition.

The potential physical impacts of climate change on our operations are highly uncertain, and will be particular to the geographic circumstances. These effects may adversely influence the cost, production, and financial performance of our operations.

Brexit adds additional uncertainty in one of our key markets

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit” and the U.K. Prime Minister has delivered a notice of withdrawal to the E.U. As a result, the British government will negotiate the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

Our results may be negatively affected by foreign currency exchange rates

We conduct business in several international currencies through our worldwide operations and, as a result, are subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Volatility in exchange rates can affect our sales, gross margins, and stockholders’ equity both positively and negatively. In order to minimize the effects of movements in currency exchange rates, we enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. In addition, we attempt to minimize currency exposure risk by producing our products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency. There can be no assurance that our approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of our worldwide operations. We do not engage in purchasing forward exchange contracts for speculative purposes.

A significant portion of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries

We generate a significant amount of cash and profits at our foreign subsidiaries. We expect that cash and profits generated by our foreign subsidiaries will continue to be reinvested indefinitely. However, liquidity requirements could necessitate transfers of existing cash balances between our subsidiaries or to the United States that may be subject to restrictions or result in unfavorable tax or earnings consequences. Approximately 86% of our cash and investment securities are held by our foreign subsidiaries. While we intend to use cash held outside the United States to fund our international operations and growth, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through other internal or external sources, we may experience unfavorable tax and earnings consequences due to cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely.

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

Our products are subject to stringent specifications and operating tolerances

All of our products are built to specifications and tested for adherence to such specifications before shipment to customers. We warrant that our products will meet such specifications. In the past, we have not incurred significant warranty claims. However, we have seen an increasing trend in the marketplace for claims related to end market product application failures or end-user recall or damage claims related to product defects, which could result in future claims that have an adverse impact on our results of operations.

Our ability to maintain our competitiveness depends, in part, on our maintaining the proprietorship of our technology

We will protect our proprietary rights as long as our proprietary technologies are maintained as trade secrets or are covered by recognized patents. We properly apply for, and will continue to apply for, patents covering our technologies. Each patent application may not result in a successful patent issuance. Competitors may develop similar, alternative, or new technologies, which reduce the positive impact of our patents. In addition, competitors may challenge our patents, as has happened in the past, or seek to invalidate them, or operate in certain countries who do not recognize our legal patent rights. The protection of intellectual property involves multiple legal and factual issues, which makes the process difficult and potentially expensive.

We will vigorously defend our patent and intellectual property rights and may be involved in future litigation alleging our infringement of such rights from others. We will seek multiple remedies to resolve these claims, including the normal practice of the offering or purchasing of licenses in an acceptable manner. An unfavorable outcome regarding these rights could have an adverse effect on our business and our results of operations.

Fluctuations in the market values of our investment portfolio could adversely affect our financial condition and operating results

Although we have not recognized any material losses related to our cash equivalents, short-term investments, or long-term investments, future declines in the market values of such investments could have an adverse effect on our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Additionally, a portion of our overall investment portfolio includes investment securities in the financial sector. If the issuers of such investments default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, poor financial results, or other factors, the value of our cash equivalents,  short-term investments, and long-term investments could decline and have an adverse effect on our financial condition and operating results.  In addition, our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income and/or higher other-than-temporary impairments.

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

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes. Nevertheless, a credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.  If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses that could have an adverse effect on our financial condition and operating results.

Returns on pension and retirement plan assets and interest rate changes could affect our operating results

The funding position of our defined benefit pension plans is influenced by the performance of the financial markets, and the discount rate used to calculate our pension obligations for funding and expense purposes. In the past, declines in the financial markets have negatively affected the value of the assets in our defined benefit pension plans. In addition, lower discount rates for actuarial purposes may result in increased pension contributions and expense.

Funding obligations are generally determined under government regulations and measured periodically based on the value of the assets and liabilities determined on a specific date. If the financial markets do not provide the expected long-term returns, we could be required to make larger contributions. The financial markets can be, and in the recent past have been, very volatile, and therefore our estimate of future contribution requirements can change at any time. In a low interest rate environment, the likelihood of higher contributions in the future increases.

We may not generate sufficient future taxable income, which may require additional valuation allowances against our deferred tax assets

As part of the process of preparing our consolidated financial statements, we are required to estimate our tax assets and liabilities in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax liabilities together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are included within our consolidated balance sheet.

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

We also record provisions for certain foreign and domestic federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and foreign tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may influence our ability to utilize tax benefits as well as the estimated taxes to  be paid in future periods. In the event that actual results differ from our estimates, we may need to adjust tax accounts and related payments, which could materially affect our financial condition and results of operations.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances resulting in an increase in our effective tax rate and have an adverse impact on future operating results.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches our operations could be disrupted

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

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

We are also in the process of converting certain information technology networks and systems and consolidating certain global systems. If such projects fail, or if unexpected technical difficulties arise, our operations and financial systems could be adversely affected. Further, we could incur additional costs or require additional technical support to resolve such difficulties.

Changes in global geopolitical and general economic conditions and other factors beyond our control may adversely affect our business

The following factors beyond our control could adversely affect our business:

•	A global economic slowdown affecting any one, or all, of our markets.

•	Rapid escalation of the cost of regulatory compliance and litigation.

•	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

•	Unforeseen regional conflicts or actions, including, but not limited to, armed conflict and trade wars that could affect our production capabilities or our customers.

•

Unforeseen interruptions to our business with our significant customers and suppliers resulting from labor strikes, financial instabilities, computer malfunctions, environmental disruptions, natural disasters, inventory excesses or other unforeseen events or circumstances.

We operate in a continually changing business environment and new factors emerge from time to time. Other unknown and unpredictable factors also could have either adverse or positive effects on our future results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our fixed assets include manufacturing plants, warehouses, and machinery and equipment. In many instances, the machinery and equipment have been manufactured to our specifications and/or have special adaptations. Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use. We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment. Our capital expenditures for plant and equipment were $26.6 million in fiscal 2015, $48.1 million in fiscal 2016 and $66.3 million in fiscal 2017.

We believe that our facilities are suitable and adequate for the business conducted therein and are being utilized appropriately for their intended purposes. Utilization of the facilities varies based on demand for the products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time construct, acquire, or lease additional facilities and/or dispose of existing facilities.

AVX manufactures products worldwide to support the Commercial, Automotive, Aerospace and Medical markets. The appropriate ISO standard based on market requirements are in place and include but are not limited to ISO9001, AS9100 and ISO13485.

Virtually all of our manufacturing, research and development, and warehousing facilities could at any time be involved in the manufacturing, sale, or distribution of passive components (“PC”), interconnect products (“CP”) or resale products (“RP”).  The following is a list of our facilities and related information.

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	370,000	Owned	Headquarters/Manufacturing/Warehouse/Research – PC, CP, RP
Myrtle Beach, SC	150,000	Owned	Manufacturing — PC

Olean, NY	113,000	Owned	Manufacturing — PC
Jacksonville, FL	100,000	Owned	Manufacturing — PC
Huntington Station, NY	73,600	Owned	Manufacturing/Research— PC
Biddeford, ME	72,000	Owned	Manufacturing — PC
Conway, SC	71,000	Owned	Manufacturing — PC
Sun Valley, CA	25,000	Leased	Manufacturing — PC

NON U.S.
Tianjin, China	520,000	Owned	Manufacturing — PC
San Salvador, El Salvador	420,000	Owned	Manufacturing — PC
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research — PC
Lanskroun, Czech Republic	542,000	Owned	Manufacturing/Research — PC
Lanskroun, Czech Republic	75,000	Leased	Manufacturing — PC
Uherske Hradiste, Czech Republic	336,000	Owned	Manufacturing — PC
Uherske Hradiste, Czech Republic	80,000	Leased	Warehouse — PC, CP, RP
Bzenec, Czech Republic	200,000	Owned	Manufacturing — CP
Penang, Malaysia	190,000	Owned	Manufacturing/Research — PC
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research — PC
Betzdorf, Germany	111,000	Owned	Manufacturing — CP
Betzdorf, Germany	157,000	Leased	Manufacturing — CP
Juarez, Mexico	218,000	Owned	Manufacturing — PC, CP
Jerusalem, Israel	88,000	Leased	Manufacturing/Research — PC
Adogawa, Japan	206,000	Owned	Manufacturing/Research/Warehouse — PC
Hong Kong	30,000	Owned	Warehouse — PC, CP, RP
Hong Kong	21,000	Leased	Warehouse/Office – PC, CP, RP

In addition to the foregoing, we lease a number of sales offices throughout the world. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities, if necessary.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million.  On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2.2 million jury verdict award above, we recorded during fiscal year 2017 an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of March 31, 2017, we have reserved $34.9 million related to the pre- and post-verdict sales of such product. On September 1, 2016 we filed an appeal with the Federal Circuit to appeal this verdict.

As of March 31, 2017, we had total reserves of $74.6 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws and asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own. These cases are still at their initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes or proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss),  or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss),  or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “AVX.” At May 16, 2017, there were 196 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2016 and March 31, 2017.  On May 24, 2017, our Board of Directors declared a $0.11 dividend per share of common stock with respect to the quarter ended March 31, 2017. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2016		2017		Per Share
	High	Low	High	Low	2016	2017
First Quarter	$14.96	$13.42	$14.24	$11.77	$0.105	$0.105
Second Quarter	13.67	12.00	14.14	13.04	0.105	0.110
Third Quarter	14.32	11.96	16.07	13.58	0.105	0.110
Fourth Quarter	12.68	10.43	16.65	15.38	0.105	-

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company, LLC

6201 15th Avenue

Brooklyn, NY  11219

1-800-937-5449

Stock Performance Graph

The following chart shows, from the end of fiscal year 2012 to the end of fiscal year 2017, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of three companies whose businesses are representative of our business segments. The companies in the peer group are Kemet Corporation and Vishay Intertechnology, Inc.  Fairchild Semiconductor International, Inc. was dropped from the peer group since it was acquired by another company and delisted in 2016.

Cumulative Total Return
	3/31/12	3/31/13	3/31/14	3/31/15	3/31/16	3/31/17
AVX - NYSE	$100	$92	$105	$117	$107	$143
S & P 500	$100	$114	$139	$157	$159	$187
Peer Group	$100	$103	$111	$102	$88	$142

Purchases of Equity Securities by the Issuer

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time on the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2017, there were 3,067,074 shares that may yet be repurchased under this program.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five fiscal years ended March 31, 2017.  The selected consolidated financial data for the five fiscal years ended March 31, 2017 are derived from AVX’s  audited consolidated financial statements.  The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017
OPERATING RESULTS DATA:
Net sales	$1,414,400	$1,442,604	$1,353,228	$1,195,529	$1,312,661
Cost of sales	1,150,630	1,163,770	1,024,659	906,460	1,027,906
Gross profit	263,770	278,834	328,569	289,069	284,755
Selling, general and administrative expenses	117,365	119,670	115,820	119,767	117,598
Legal and environmental charges	266,250	-	-	45,318	3,600
Profit (loss) from operations	(119,845)	159,164	212,749	123,984	163,557
Interest income	7,021	4,899	4,554	5,003	7,381
Other, net	(498)	(706)	1,296	3,165	4,011
Income (loss) before income taxes	(113,322)	163,357	218,599	132,152	174,949
Provision for (benefit from) income taxes	(49,010)	36,320	(7,272)	30,617	49,164
Net income (loss)	$(64,312)	$127,037	$225,871	$101,535	$125,785

Income (loss) per share:
Basic	$(0.38)	$0.75	$1.34	$0.61	$0.75
Diluted	$(0.38)	$0.75	$1.34	$0.60	$0.75
Weighted average common shares outstanding:
Basic	169,124	168,473	168,148	167,797	167,506
Diluted	169,124	168,658	168,402	167,961	167,837
Cash dividends declared per common share	$0.31	$0.37	$0.41	$0.42	$0.33

	As of March 31,
	2013	2014	2015	2016	2017
BALANCE SHEET DATA:
Working capital	$1,614,656	$1,606,789	$1,478,243	$1,506,589	$1,620,337
Total assets	2,601,995	2,384,988	2,459,015	2,409,819	2,477,413
Stockholders' equity	1,972,930	2,047,685	2,131,963	2,177,106	2,216,479

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017
OTHER DATA:
Capital expenditures	$43,705	$26,805	$26,599	$48,103	$66,288
Research, development and engineering expenses	26,240	26,240	25,390	28,300	30,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer,  supplier, and reseller of a broad line of passive electronic components and interconnect products. Electronic components and connector products manufactured or resold by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets. We have five main product groups: Ceramic Components, Tantalum Components, Advanced Components, Interconnect, and Kyocera Electronic Devices. These product lines are organized into three reportable segments: Passive Components, Interconnect, and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2017 were $1,312.7 million with net income of $125.8 million compared to consolidated revenues of $1,195.5 million with net income of $101.5 million for the fiscal year ended March 31, 2016. During fiscal 2017, we saw an increase in sales due to a number of factors, including, higher volumes across all of our product groups: Ceramic Components, Interconnect, and KED Resale products, resulting from improved global market conditions reflective of higher overall demand, primarily in the automotive, cellular telecommunications, and industrial markets. In addition, approximately $6.3 million of this increase in revenues is partially a result of the currency fluctuations throughout the year which we believe may have been influenced by the announcement of the vote on the Referendum of the United Kingdom’s (U.K.) Membership of the European Union (E.U.) (referred to as “Brexit”) as well as the impact of other geopolitical issues which have resulted in a stronger Japanese Yen against the U.S. Dollar and weaker European currencies against the U.S. Dollar.

Profit from operations for the fiscal year ended March 31, 2017 includes post judgment charges of $34.9 million related to previously disclosed intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Delaware by Presidio Components, Inc. (“Presidio”).  Net sales for the fiscal year ended March 31, 2017 includes $21.4 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of court awarded damages on all pre- and post-verdict sales of the product subject to the intellectual property damages awards, resulting in a net impact on profit from operations of $13.5 million for the current fiscal year.

Additionally, profit from operations for the fiscal year ended March 31, 2017 reflects a charge of $3.6 million related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property.

Profit from operations for the fiscal year ended March 31, 2016 reflects charges of $45.3 million, of which $37.8 million is related to amounts awarded in patent infringement cases and $7.5 million is related to the settlement of certain litigation involving legacy environmental issues.

In fiscal 2017, we generated $195.0 million of cash from operating activities. We used cash generated from operations to fund $28.3 million of general working capital requirements and $66.3 million of property and equipment purchases. We enhanced shareholder value as we spent $4.8 million to repurchase shares of our common stock on the market and paid dividends of $72.0 million during fiscal year 2017. Our financial position remains strong with approximately $1.1 billion of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2017.

We remain committed to investing in new products and improvements to our production facilities and processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of passive component and interconnect solutions. We are currently producing sophisticated electronic components and interconnect devices necessitated by the breadth and increase in functionality of the electronic devices and increased electronic content in products such as smart phones, wearable electronic devices, tablets, ultrabooks, netbooks, automobiles, and renewable energy products that are manufactured by our customers. We have continued to focus on the sale of value-added advanced products and interconnect solutions to serve this expanding market and enhance operating margins. We are also focused on controlling and reducing costs to accommodate market forces and offset rising operating costs. We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world. We believe that these strategies enable us to adapt quickly and benefit as market conditions change in order to provide shareholder value.

In addition, from time to time, we may consider strategic acquisitions of other companies or businesses in order to expand our product offerings or otherwise improve our market position. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2018. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical sales price pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end user demand for electronic products could have a significant adverse impact on our near-term results.

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar  year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $318.9 million and related operating profit was $17.1 million for the fiscal year ended March 31, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $25.9 million for the fiscal year ended March 31, 2017.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components and interconnect devices such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2017 compared to Year Ended March 31, 2016

Net sales for the fiscal year ended March 31, 2017 were $1,312.7 million compared to $1,195.5 million for the fiscal year ended March 31, 2016.

The table below represents product group revenues for the fiscal years ended March 31, 2015, 2016, and 2017.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2015	2016	2017
Ceramic Components	$202,719	$176,502	$188,568
Tantalum Components	355,974	311,888	314,723
Advanced Components	359,315	333,693	372,279
Total Passive Components	918,008	822,083	875,570
Interconnect	134,610	111,609	118,163
KCP Resale Connectors	70,741	23,751	30,027
KDP and KCD Resale	229,869	238,086	288,901
Total KED Resale	300,610	261,837	318,928
Total Revenue	$1,353,228	$1,195,529	$1,312,661

Passive Component sales were $875.6 million for the fiscal year ended March 31, 2017 compared to $822.1 million during the fiscal year ended March 31, 2016. The sales increase in Passive Components product sales was driven by increased volume across all of our electronic component groups as a result of improved global market conditions compared to the same period last year. Our Ceramic Components sales improvement is primarily due to increased activity in the cellular telecommunications and automotive markets in addition to our focus on the sale of higher value capacitance components. Much of the sales increase in our Advanced Components was primarily attributable to the accelerated  sales, including $21.4 million from increased sales prices, of certain advanced ceramic capacitors at the request of our customers. These advanced ceramic capacitors were the subject of intellectual property litigation discussed below.  The increase in sales of our Tantalum Components is primarily driven by increased demand in the telecommunications and industrial markets.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $148.2 million in the fiscal year ended March 31, 2017 compared to $135.4 million during the fiscal year ended March 31, 2016. This increase is attributable to increased demand in the U.S. and European automotive and industrial markets.

KDP and KCD Resale sales were $288.9 million for the fiscal year ended March 31, 2017 compared to $238.1 million during the fiscal year ended March 31, 2016. This increase is primarily attributable to higher demand from our cellular device customers, in addition to a favorable currency impact on reported revenues when compared to the same period last year as the Japanese Yen strengthened against the U.S. Dollar.

Our sales to independent electronic distributors represented 44.5% of total net sales for the fiscal year ended March 31, 2017, compared to 45.0% for fiscal year ended March 31, 2016. Overall, distributor sales increased when compared to the same period last year as distributors increased order activity and inventory intake during the year. This increase is reflective of the distributors’ customer demand, a more balanced inventory pipeline and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. As a result of the increased distributors’ customer demand and a more balanced inventory pipeline, such allowance charges decreased to $25.5 million, or 4.4% of gross sales to distributor customers, for the fiscal year ended March 31, 2017 compared to $29.4 million, or 5.5% of gross sales to distributor customers, for the fiscal year ended March 31, 2016. Applications under such programs for fiscal years ended March 31, 2017 and 2016 were approximately $24.9 million and $31.5 million, respectively.

Geographically, compared to the prior fiscal year, regional sales as a percentage of total sales for the fiscal year ended March 31, 2017 remained relatively consistent in all regions.  Sales in Asia increased to 44.1% of total sales, while sales in the Americas decreased slightly to 29.1% and sales in Europe decreased to 26.8% of total sales.  This compares to 41.6%, 30.0%, and 28.4% of total sales for the Asian, American, and European regions in the prior year, respectively. As a result of the movement of the U.S. dollar against certain foreign currencies, reported sales for the fiscal year ended March 31, 2017 were favorably impacted by approximately $6.3 million when compared to the prior year.

Gross profit margin in the fiscal year ended March 31, 2017 decreased to 21.7% of sales, or $284.8 million, compared to a gross profit margin of 24.2% of sales, or $289.1 million, in the fiscal year ended March 31, 2016. This overall decrease in dollars and percent is primarily attributable to charges of $34.9 million related to sales of those advanced ceramic capacitors subject to the intellectual property litigation discussed above, partially offset by $21.4 million from increased sales prices related to the affected products. In addition, for the fiscal year ended March 31, 2017, the currency impact of the movement of the U.S. dollar against certain foreign currencies unfavorably impacted our gross profit by approximately $3.0 million when compared to the same period last year.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2017 were $117.6 million, or 9.0% of net sales, compared to $119.8 million, or 10.0% of net sales, for the fiscal year ended March 31, 2016. The overall decrease in these expenses is primarily due to lower litigation costs partially offset by higher selling expenses resulting from the increase in sales for the fiscal year ended March 31, 2017 when compared to the fiscal year ended March 31, 2016.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2.2 million jury verdict award above, we recorded during fiscal year 2017 an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of March 31, 2017, we have reserved $34.9 million related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict.

Additionally, on January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation, the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million, which was recorded in fiscal 2016. In addition, during the fiscal year ended March 31, 2017, we accrued a $3.6 million estimated charge related to new environmental remediation activities related to a legacy environmental issue at a site referred to as the “Aerovox Site,” located in New Bedford, Massachusetts.

   Profit from operations for the fiscal year ended March 31, 2017 increased $39.6 million to $163.6 million compared to $124.0 million for the fiscal year ended March 31, 2016.  This increase is a result of the factors above.

Other income increased $3.2 million to $11.4 million in fiscal 2017 compared to $8.2 million in fiscal 2016. This increase is primarily attributable to foreign exchange gains resulting from currency fluctuations during the period in addition to a gain on the sale of an idle facility of $1.6 million.

The tax rate for the fiscal year ended March 31, 2017 was 28.1% compared to 23.2% for the fiscal year ended March 31, 2016. For the fiscal year ended March 31, 2017, compared to the fiscal year ended March 31, 2016, the increase in the tax rate is caused principally by an increase in our U.S. taxable income and an adverse U.S. federal audit adjustment, partially offset by increased U.S. foreign tax credits and the release of the valuation allowance against deferred tax assets at a Japanese subsidiary.  Excluding discrete items, the tax rate for the fiscal year ended March 31, 2017 is 27.8% compared to 26.5% for the fiscal year ended March 31, 2016.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2017 was $125.8 million compared to $101.5 million for the fiscal year ended March 31, 2016.

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

Net sales for the fiscal year ended March 31, 2016 were $1,195.5 million compared to $1,353.2 million for the fiscal year ended March 31, 2015.

The table below represents product group revenues for the fiscal years ended March 31, 2014, 2015, and 2016.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2014	2015	2016
Ceramic Components	$193,978	$202,719	$176,502
Tantalum Components	394,119	355,974	311,888
Advanced Components	357,900	359,315	333,693
Total Passive Components	945,997	918,008	822,083
Interconnect	138,879	134,610	111,609
KCP Resale Connectors	64,680	70,741	23,751
KDP and KCD Resale	293,048	229,869	238,086
Total KED Resale	357,728	300,610	261,837
Total Revenue	$1,442,604	$1,353,228	$1,195,529

Passive Component sales were $822.1 million for the fiscal year ended March 31, 2016 compared to $918.0 million during the fiscal year ended March 31, 2015. The sales decrease in Passive Components reflects a lower overall market demand across most of our product market segments related to soft global economic conditions, the unfavorable impact on reported sales of currency exchange as the U.S. dollar strengthened against certain foreign currencies and our focus on the sale of value added and higher capacitance components with higher margin opportunities and lower sales volumes rather than higher volume commodity components when compared to the fiscal year ended March 31, 2015. Lower sales is also reflective of our customers’ cautious inventory management programs during the fiscal year ended March 31, 2016.

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

KDP and KCD Resale sales were $238.1 million for the fiscal year ended March 31, 2016 compared to $229.9 million during the fiscal year ended March 31, 2015. This increase is primarily attributable to higher demand from our telecommunications and cellular device customers in the fiscal year ended March 31, 2016 partially offset by the unfavorable impact on reported sales of the stronger U.S. dollar when compared to the Japanese Yen.

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

The tax rate for the fiscal year ended March 31, 2016 was a tax rate of 23.2% compared to a tax benefit of (3.3%) for the fiscal year ended March 31, 2015. For fiscal 2016, the rate of 23.2% is impacted by a reduction of income tax reserves related to the expiration of statutory periods with regard to certain income tax positions of approximately $4.4 million. Excluding such discrete items recorded during the fiscal year ended March 31, 2016, the effective tax rate would have been 26.5%. The tax rate for fiscal 2015 was impacted by net income tax benefits of $70.3 million primarily attributable to the reversal of valuation allowances of $50.0 million related to the forecasted future utilization of net operating loss carryforwards (“NOL’s”) in our European operations and net tax benefits of $17.5 million primarily due to the U.S. tax benefits related to the restructuring of certain foreign subsidiaries. Excluding such discrete items recorded during the fiscal year ended March 31, 2015, the effective tax rate would have been 28.9%.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, and capital expenditures. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand.  As of March 31, 2017, we had a current ratio of 8.5 to 1, $1.1 billion of cash, cash equivalents, and investments in securities, $2,216.5 million of stockholders' equity and no borrowings.

As of March 31, 2017, we had cash, cash equivalents, and short-term investments in securities of $1.1 billion, of which $957.2 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held in foreign locations are used for their on-going working capital, capital expenditure needs, and to support regional acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate purposes in the U.S., we would incur significant income taxes to repatriate to the U.S. cash held in foreign locations. In addition, local government regulations may restrict our ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit our ability to pursue our intended business strategies.

Net cash provided by operating activities was $195.0 million for the fiscal year ended March 31, 2017, compared to cash provided by operations of $166.4 million for the fiscal year ended March 31, 2016 and cash provided by operations of $197.6 million for the fiscal year ended March 31, 2015.

Purchases of property and equipment totaled $66.3 million in fiscal 2017, $48.1 million in fiscal 2016, and $26.6 million in fiscal 2015.  The increase in expenditures during fiscal 2017 were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn operations and our plants in Mexico, Malaysia and the Czech Republic. We expect to continue to make strategic capital investments in our Passive Component and Interconnect product lines and estimate that we will incur capital expenditures of approximately $50 million in fiscal 2018. The actual amount of capital expenditures will depend upon the outlook for end market demand and timing of capital projects.

Historically, our funding has been internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of March 31, 2017, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the upcoming year. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. In addition, potential acquisitions, depending upon their size, could require us to utilize our current cash resources, or use external borrowings. We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2017, 2016, and 2015, dividends of $72.0 million, $70.5 million, and $67.3 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock.   We purchased 356,364 shares at a cost of $4.8 million during fiscal 2017, 761,145 shares at a cost of $10.2 million during fiscal 2016, and 524,806 shares at a cost of $7.2 million during fiscal 2015. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2017, there were 3,067,074 shares that may yet be repurchased under this program.

At March 31, 2017, we had contractual obligations for the construction of plants and acquisition of equipment aggregating approximately $29.0 million.

We make contributions to our U.S. and foreign defined benefit plans as required under various pension funding regulations. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy long-term funding obligations. We made contributions of $3.0 million to our U.S. and $6.6 million to our foreign defined benefit plans during the fiscal year ended March 31, 2017. We expect to make contributions of approximately $6.2 million for our foreign defined benefits plans for the fiscal year ending March 31, 2018.  We do not anticipate making contributions to the U.S. plans in fiscal 2018. We have unfunded actuarially computed pension liabilities of approximately $10.1 million related to these defined benefit pension plans as of March 31, 2017.

During the fiscal year ended March 31, 2017, we made contributions of $4.4 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain of our contributions to these savings plans are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2018 will be approximately $4.4 million.

We are a lessee under long‑term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2017, were approximately $18.7 million.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or equivalent state or local laws, for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination.  Because CERCLA and such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs.  At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities.  We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

 On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities are not concluded yet but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15.1 million at March 31, 2017, representing our estimate, including a $3.6 million charge in the current fiscal year, of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16.8 million and $19.2 million at March 31, 2016 and March 31, 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $7.4 million and $3.9 million in accrued expenses at March 31, 2016 and March 31, 2017, respectively, and $9.4 million and $15.3 million in other non-current liabilities at March 31, 2016 and March 31, 2017, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, and others, as responsible parties with respect to a location in Hamilton, Ontario that was at one time the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

We also operate, or did at one time, on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2.2 million jury verdict award above, we recorded during fiscal year 2017 an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of March 31, 2017, we have reserved $34.9 million related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict.

As of March 31, 2017, we had total reserves of $74.6 million with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws and asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own. These cases are still at their initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2017 as noted below.

			FY 2019 -	FY 2021 -
Contractual Obligations (in thousands)	Total	FY 2018	FY 2020	FY 2022	Thereafter
Operating Leases	$18,717	$4,647	$7,674	$6,330	$66
Plant and Equipment	$28,979	$28,941	$38	$-	$-

During the fiscal year ended March 31, 2017, we made contributions of $4.4 million to our Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by us are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2018 will be approximately $4.4 million.

During the fiscal year ended March 31, 2017, we made contributions of $3.0 million and $6.6 million to our U.S. and international defined benefit plans, respectively. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations. We expect to make contributions of approximately $6.2 million for our international defined benefit plans for the fiscal year ending March 31, 2018. We do not anticipate making contributions to the U.S. plans in fiscal 2018.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2017, we had no material outstanding purchase commitments.

We have a $1.9 million liability recorded at March 31, 2017 related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot reasonably estimate the amount or timing of cash payments that may be required to settle these liabilities beyond 2017. For additional information, refer to Note 9.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, warranties, inventories, pensions, income taxes, and contingencies. Management bases its estimates, judgments, and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we base our estimates and assumptions on our knowledge of current events and actions that we may undertake in the future, there can be no assurance that actual results will not differ from these estimates and assumptions. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In management’s opinion, the critical accounting policies and estimates, as defined below, are more complex in nature and require a higher degree of judgment than the remainder of our accounting policies described in Note 1 to our consolidated financial statements elsewhere herein.

Revenue Recognition

All of our products are built to specification and tested by us or our suppliers for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders, or sales occur when the customers pull inventory from consignment locations. Shipping and handling costs are included in cost of sales. We recognize revenue when the sales process is complete. This occurs when products are shipped to, or used by, the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. We evaluate gross versus net presentation on revenues from products purchased and resold in accordance with the revenue recognition criteria outlined in FASB ASC 605-45, Principal Agent Considerations. Based on the evaluation with our resale arrangements with Kyocera and others, including consideration of the primary indicators set forth in ASC 605-45-45, we record revenue related to products purchased and resold on a gross basis. Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place. This includes, but is not limited to, changes in economic conditions, sales pricing, product demand, inventory levels in the supply chain, technology, and other variables that might result in adjustments to our estimates.  Accordingly, there can be no assurance that actual results will not differ from the estimates recorded.

Returns

Sales revenue and cost of sales reported in the income statement are reduced to reflect estimated returns. We record an estimated sales allowance for returns at the time of sale based on historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel. The amount accrued reflects the return of value of the customer’s inventory. These procedures require the exercise of significant judgments. We believe that these procedures enable us to make reliable estimates of future returns. Our actual results have historically approximated our estimates. The customer is given credit against their accounts receivable after the product is returned and verified.

Distribution Programs

A portion of our sales is to independent electronic component distributors, which are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that we record against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

Distributor Stock Rotation Program

Stock rotation is a program whereby distributors are allowed to return qualified inventory semi-annually and receive credit equal to a certain percentage, primarily limited to 5% of the previous six months net sales. We record an estimated sales allowance for stock rotation at the time of sale based on a percentage of distributor sales using historical trends, current pricing and volume information, other market specific information, and input from sales, marketing, and other key management personnel. These procedures require the exercise of significant judgment. We believe that these procedures enable us to make reliable estimates of future returns under the stock rotation program. Our actual results have historically approximated our estimates. When the product is returned and verified, the distributor is given credit against their accounts receivable.

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

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.  The valuation allowance is based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable. We continue to evaluate countries where we have a valuation allowance on our deferred tax assets due to historical operating losses and when such positive evidence outweighs negative evidence, we will release such valuation allowance as appropriate.

We also record a provision for certain foreign, federal, and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may affect our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. We believe that any potential tax exposures have been sufficiently provided for in the consolidated financial statements. In the event that actual results differ from these estimates, we may need to adjust tax accounts and related payments, which could materially affect our financial condition and results of operations.

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

Environmental Compliance

We are subject to federal, state, and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. Based on our periodic review of the operating policies and practices at all of our facilities, we believe that our operations are currently in compliance with applicable environmental laws and regulations. Regarding sites identified by the EPA at which remediation is required, our ultimate liability in connection with environmental claims will depend on many factors, including our volumetric share of non-environmentally safe waste, the total cost of remediation, and the financial viability of other companies having liability. Additionally, we operate on sites that may have potential future environmental issues as a result of activities at sites during the long history of manufacturing operations by AVX or its corporate predecessor or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We recognize liabilities for environmental exposures when analysis indicates that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of loss can be estimated, we accrue the most likely amount. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. Amounts recorded are reviewed periodically and adjusted to reflect additional legal and technical information that becomes available. The uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure; therefore, these costs could differ from our current estimates. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted for periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently in the assessment phase of implementing this standard. We have reviewed, and are continuing to review, our global customer contracts to identify performance obligations and the associated transaction price and timing of revenue recognition in accordance with ASU 2014-09.  As we continue our analysis of the impact on our consolidated financial statements and related disclosures, we will evaluate and determine the appropriate adoption methodology. We have not yet quantified and, accordingly, are not able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements at this time.

In February 2016, FASB issued ASU 2016-02, “Leases.” This guidance changes the inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding financial leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted. Based on work performed to date, including a review of the language and structure in our current lease and rental agreements, management does not anticipate the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Management does  not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 16, 2017, Kyocera owned beneficially and of record 121,800,000 shares of AVX common stock, representing approximately 73% of our outstanding shares.

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

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar  year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $318,928 and related operating profit was $17,076 for the fiscal year ended March 31, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $25,908 for the fiscal year ended March 31, 2017.

The exchange of information with Kyocera relating to the development and manufacture of multi-layer ceramic capacitors and various other ceramic products benefits AVX. AVX and Kyocera have executed several agreements that govern the foregoing transactions and which are described below.

The Special Advisory Committee of our Board, comprised of our independent directors (currently Messrs. Stach, DeCenzo, and Christiansen), reviews and approves any significant agreements between AVX and Kyocera and any significant transactions between AVX and Kyocera not covered by such agreements. The committee is also responsible for reviewing and approving any agreements and transactions between AVX and any other related party that are or may be within the scope of applicable rules, regulations and guidance of the New York Stock Exchange and Item 404 of Regulation S-K, if they arise. The Special Advisory Committee operates under a written charter that sets forth the policies and procedures for such approvals. In approving any such agreement or transaction pursuant to those procedures, the Special Advisory Committee must determine that, in its judgment, the terms thereof are equivalent to those to which an independent unrelated party would agree at arm’s-length or are otherwise in the best interests of the Company and its stockholders generally. Each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to those to which an independent unrelated party would agree at arm's-length.

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

Products Supply and Distribution Agreement. Pursuant to the Products Supply and Distribution Agreement (the “Distribution Agreement”) (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products to certain customers in certain territories outside of Japan and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan. Each party has the ability to appoint a replacement distributor of its products with a minimum one year’s notice period. The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice.

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

For fiscal 2017,  our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $47.7 million in fiscal 2017.

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2017.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2017, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors,  the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors,” “Board of Directors – Governance,” “Board of Directors – Meetings Held and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by this item is provided by incorporation by reference to information under the captions entitled  “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation”  in the Proxy Statement and perhaps elsewhere therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is provided by incorporation by reference to information under the captions entitled “Ownership of Securities by Directors, Director Nominees and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” in the Proxy Statement and perhaps elsewhere therein.

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
*10.17

Form of Notice of Grant of Restricted Stock Units for awards pursuant to AVX Corporation 2014 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016).

10.18

Technology Disclosure Agreement, effective as of October 7, 2016, between the Company and Kyocera Corporation (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2016).

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
Dated: May 19, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Sarvis	Chairman of the Board, Chief Executive Officer and President	May 19, 2017
John Sarvis	(Principal Executive Officer)

/s/ Kurt P. Cummings	Executive Vice President, Chief Financial Officer, Treasurer	May 19, 2017
Kurt P. Cummings	(Principal Financial Officer)

/s/ Michael E. Hufnagel	Vice President of Corporate Finance	May 19, 2017
Michael E. Hufnagel	(Principal Accounting Officer)
*
Koichi Kano	Director	May 19, 2017
*
Tetsuo Kuba	Director	May 19, 2017
*
Goro Yamaguchi	Director	May 19, 2017
*
Tatsumi Maeda	Director	May 19, 2017
*
Shoichi Aoki	Director	May 19, 2017
*
Donald B. Christiansen	Director	May 19, 2017
*
David DeCenzo	Director	May 19, 2017
*
Joseph Stach	Director	May 19, 2017

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney‑in‑Fact for each of the persons indicated.

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$454,208	$578,634
Short-term investments in securities	494,594	528,748
Accounts receivable - trade, net	162,453	176,730
Accounts receivable - affiliates	6,219	10,074
Inventories, net	484,268	474,128
Income taxes receivable	51,400	34,287
Prepaid and other	33,749	33,803
Total current assets	1,686,891	1,836,404
Long-term investments in securities	85,577	-
Property and equipment, net	217,998	239,951
Goodwill	213,051	213,051
Intangible assets, net	57,554	53,650
Deferred income taxes	130,786	124,589
Other assets	17,962	9,768
Total Assets	$2,409,819	$2,477,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$42,150	$43,778
Accounts payable - affiliates	36,018	36,663
Income taxes payable	3,772	3,944
Accrued payroll and benefits	32,408	32,980
Accrued expenses	65,954	98,702
Total current liabilities	180,302	216,067
Pensions	20,585	12,663
Deferred income taxes	7,142	957
Other liabilities	24,684	31,247
Total non-current liabilities	52,411	44,867
Total Liabilities	232,713	260,934
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 167,492 and 167,930 shares for 2016 and 2017, respectively
Additional paid-in capital	354,186	357,203
Retained earnings	1,979,512	2,033,285
Accumulated other comprehensive (loss)	(44,368)	(67,163)
Treasury stock, at cost,	(113,988)	(108,610)
8,876 and 8,439 shares for 2016 and 2017, respectively
Total Stockholders' Equity	2,177,106	2,216,479
Total Liabilities and Stockholders' Equity	$2,409,819	$2,477,413

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2015	2016	2017
Net sales	$1,353,228	$1,195,529	$1,312,661
Cost of sales	1,024,659	906,460	1,027,906
Gross profit	328,569	289,069	284,755
Selling, general and administrative expenses	115,820	119,767	117,598
Legal and environmental charges	-	45,318	3,600
Profit from operations	212,749	123,984	163,557
Other income:
Interest income	4,554	5,003	7,381
Other, net	1,296	3,165	4,011
Income before income taxes	218,599	132,152	174,949
Provision for (benefit from) income taxes	(7,272)	30,617	49,164
Net income	$225,871	$101,535	$125,785

Income per share:
Basic	$1.34	$0.61	$0.75
Diluted	$1.34	$0.60	$0.75

Dividends declared	$0.41	$0.42	$0.33
Weighted average common shares outstanding:
Basic	168,148	167,797	167,506
Diluted	168,402	167,961	167,837

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended March 31,
	2015	2016	2017
Net income	$225,871	$101,535	$125,785
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(64,734)	14,330	(14,674)
Foreign currency cash flow hedges adjustment	(2)	2	183
Pension liabilities adjustment	(7,494)	8,209	(7,527)
Other post-employment obligations	(2,561)	(244)	(777)
Other comprehensive income (loss), net of income taxes	(74,791)	22,297	(22,795)
Comprehensive income	$151,080	$123,832	$102,990

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2014	168,221	$1,764	$(103,769)	$351,708	$1,789,856	$8,126	$2,047,685
Net income	-	-	-	-	225,871	-	225,871
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(74,791)	(74,791)
Dividends of $0.41 per share	-	-	-	-	(67,251)	-	(67,251)
Stock-based
compensation expense	-	-	-	1,456	-	-	1,456
Stock option activity	495	-	6,318	(642)	-	-	5,676
Tax benefit of stock	-		-
option exercises	-	-	-	474	-	-	474
Treasury stock purchased	(525)	-	(7,157)	-	-	-	(7,157)
Balance at March 31, 2015	168,191	$1,764	$(104,608)	$352,996	$1,948,476	$(66,665)	$2,131,963
Net income	-	-	-	-	101,535	-	101,535
Other comprehensive
income, net of income taxes	-	-	-	-	-	22,297	22,297
Dividends of $0.42 per share	-	-	-	-	(70,499)	-	(70,499)
Stock-based
compensation expense	-	-	-	1,229	-	-	1,229
Stock option activity	62	-	805	(97)	-	-	708
Tax benefit of stock
option exercises	-	-	-	58	-	-	58
Treasury stock purchased	(761)	-	(10,185)	-	-	-	(10,185)
Balance at March 31, 2016	167,492	$1,764	$(113,988)	$354,186	$1,979,512	$(44,368)	$2,177,106
Net income	-	-	-	-	125,785	-	125,785
Other comprehensive
loss, net of income taxes	-	-	-	-	-	(22,795)	(22,795)
Dividends of $0.43 per share	-	-	-	-	(72,012)	-	(72,012)
Stock-based
compensation expense	-	-	-	2,327	-	-	2,327
Stock option activity	794	-	10,211	(93)	-	-	10,118
Tax benefit of stock
option exercises	-	-	-	782	-	-	782
Treasury stock purchased	(356)	-	(4,833)	-	-	-	(4,833)
Balance at March 31, 2017	167,930	$1,764	$(108,610)	$357,203	$2,033,285	$(67,163)	$2,216,479

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2015	2016	2017
OPERATING ACTIVITIES:
Net income	$225,871	$101,535	$125,785
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,214	38,951	42,687
Stock-based compensation expense	1,456	1,229	2,327
Deferred income taxes	(58,387)	26,722	(2,175)
Gain (loss) on disposal of property, plant & equipment, net of retirements	42	87	(1,894)
Changes in operating assets and liabilities:
Accounts receivable	18,773	20,578	(18,116)
Inventories	(3,005)	55,482	6,798
Accounts payable and accrued expenses	115,401	(77,494)	33,447
Income taxes	3,336	(591)	(39,272)
Other assets	(23,939)	8,429	13,219
Other liabilities	(124,173)	(8,487)	32,205
Net cash provided by (used in) operating activities	197,589	166,441	195,011
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,599)	(48,103)	(66,288)
Purchases of investment securities	(1,064,254)	(771,178)	(1,449,298)
Redemptions of investment securities	886,656	803,470	1,500,586
Proceeds from property, plant & equipment dispositions	88	1,084	11,266
Net cash provided by (used in) investing activities	(204,109)	(14,727)	(3,734)
FINANCING ACTIVITIES:
Dividends paid	(67,251)	(70,499)	(72,012)
Purchase of treasury stock	(7,157)	(10,185)	(4,833)
Proceeds from exercise of stock options	5,676	708	10,118
Excess tax benefit from stock-based payment arrangements	474	58	782
Net cash used in financing activities	(68,258)	(79,918)	(65,945)
Effect of exchange rate changes on cash	(4,291)	807	(906)
Increase (decrease) in cash and cash equivalents	(79,069)	72,603	124,426
Cash and cash equivalents at beginning of period	460,674	381,605	454,208
Cash and cash equivalents at end of period	$381,605	$454,208	$578,634

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1. Summary of Significant Accounting Policies:

General:

AVX Corporation is a leading worldwide manufacturer, supplier and reseller of a broad line of passive electronic components and interconnect products. The consolidated financial statements of AVX Corporation (“AVX” or “the Company”) include all accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”). As of March 31, 2017, Kyocera owned approximately 73% of our outstanding shares of common stock.

Use of Estimates:

The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are generally depreciated on the double‑declining balance method. Buildings are depreciated on the straight‑line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years.  Depreciation expense was $37,073, $33,918 and $37,493 for the fiscal years ended March 31, 2015, 2016 and 2017, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill. We test goodwill for impairment annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit. If the sum of the discounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2015, 2016, or 2017.

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $5,141, $5,033, and $5,194 for the fiscal years ended March 31, 2015, 2016, and 2017, respectively.

	March 31, 2016		March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(24,083)	$51,000	$(26,917)
Developed technology and other	13,231	(11,494)	14,521	(12,153)
Trade name and trademarks	34,000	(5,100)	34,000	(6,800)
Total	$98,231	$(40,677)	$99,521	$(45,870)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2018	$5,178
2019	5,101
2020	5,056
2021	4,902
2022	4,742
Thereafter	28,671

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

We also record a provision for certain international, federal, and state tax contingencies based on the likelihood of obligation, when needed.  In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.  These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  Further, during the ordinary course of business, other changing facts and circumstances may affect our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods.  We believe that any potential tax exposures have been sufficiently provided for in the consolidated financial statements.  In the event that actual results differ from these estimates, we may need to adjust tax accounts and related payments, which could materially impact our financial condition and results of operations.

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

Distribution Programs

A portion of our sales to independent electronic component distributor customers are subject to various distributor sales programs. We report provisions for distributor allowances in connection with such sales programs as a reduction in revenue and report distributor allowances in the balance sheet as a reduction in accounts receivable. For the distribution programs described below, we do not track the individual units that are recorded against specific products sold from distributor inventories, which would allow us to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates for each program.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $11,951, $13,683, and $16,493 for the fiscal years ended March 31, 2015, 2016, and 2017, respectively. Engineering expenses are included in cost of sales and were $13,439, $14,616, and $14,453 for the fiscal years ended March 31, 2015, 2016, and 2017, respectively.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options at the grant date. We use the closing fair market value of the Company’s common stock on the grant date to determine the fair value of restricted stock units (“RSU”) at the grant date. See Note 11 for assumptions used.

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations in 2005 and 2007 whereby up to 10,000 shares of common stock can be purchased from time to time at the discretion of management. Accordingly, 525 shares were purchased during the fiscal year ended March 31, 2015, 761 shares were purchased during the fiscal year ended March 31, 2016, and 356 shares were purchased during the fiscal year ended March 31, 2017.  As of March 31, 2017, we had in treasury 8,439 common shares at a cost of $108,610.  There are 3,067 shares that may yet be purchased under the 2007 authorization.

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

New Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently in the assessment phase of implementing this standard. We have reviewed, and are continuing to review, our global customer contracts to identify performance obligations and the associated transaction price and timing of revenue recognition in accordance with ASU 2014-09. As we continue our analysis of the impact on our consolidated financial statements and related disclosures, we will evaluate and determine the appropriate adoption methodology. We have not yet quantified and accordingly, are not able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements at this time.

In February 2016, FASB issued ASU 2016-02, “Leases.” This guidance changes the inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding financial leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted. Based on work performed to date, including a review of the language and structure in our current lease and rental agreements, management does not anticipate the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Management does not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options and unvested service-based RSU awards make up the common stock equivalents and are computed using the treasury stock method.

The table below represents the basic and diluted earnings per share, calculated using the weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2015, 2016, and 2017:

	Fiscal Year Ended March 31,
	2015	2016	2017
Net income	$225,871	$101,535	$125,785
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,148	167,797	167,506
Basic earnings per share	$1.34	$0.61	$0.75
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,148	167,797	167,506
Effect of stock options	254	164	331
Weighted Average Shares used in Computing Diluted EPS (1)	168,402	167,961	167,837
Diluted earnings per share	$1.34	$0.60	$0.75

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 2,309 shares, 2,974 shares, and 1,381 shares for the fiscal years ended March 31, 2015, 2016, and 2017, respectively.

3. Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2015		2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(64,734)	$(64,734)	$14,330	$14,330	$(14,674)	$(14,674)
Foreign currency cash flow hedges adjustment	10	(2)	29	2	205	183
Pension liability adjustment	(9,930)	(7,494)	11,077	8,209	(10,155)	(7,527)
Other post-employment obligations	(2,561)	(2,561)	(244)	(244)	(777)	(777)
Other comprehensive income (loss)	$(77,215)	$(74,791)	$25,192	$22,297	$(25,401)	$(22,795)

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2016	2017
Foreign currency translation adjustment	$344	$(14,330)
Foreign currency cash flow hedges adjustment	184	367
Pension liability adjustment	(42,091)	(49,618)
Other post-employment obligations	(2,805)	(3,582)
Accumulated other comprehensive income (loss)	$(44,368)	$(67,163)

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

During the fiscal years ended March 31, 2015, 2016, and 2017, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,409	-	1,409	-
Total	$6,370	$3,710	$2,660	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,961	$3,710	$1,251	$-
Foreign currency derivatives(2)	1,350	-	1,350	-
Total	$6,311	$3,710	$2,601	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	1,492	-	1,492	-
Total	$7,574	$4,810	$2,764	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	886	-	886	-
Total	$6,968	$4,810	$2,158	$-

 (1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets in the March 31, 2016 and 2017 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss).  Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, our intent and ability to hold the investment, and whether or not we expect to recover the security’s entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2016 and 2017, all of our forward contracts have been designated as Level 2 measurements.

5. Accounts Receivable:

	Fiscal Year Ended March 31,
	2016	2017
Trade	$183,871	$198,491
Less:
Allowances for doubtful accounts	423	1,285
Ship from stock and debit and stock rotation	14,314	14,853
Sales returns and discounts	6,681	5,623
Total allowances	21,418	21,761
	$162,453	$176,730

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Fiscal Year Ended March 31,
	2015	2016	2017
Allowances for doubtful accounts:
Beginning Balance	$410	$659	$423
Charges	704	112	785
Applications	(455)	(348)	77
Ending Balance	$659	$423	$1,285

	Fiscal Year Ended March 31,
	2015	2016	2017
Ship from stock and debit and stock rotation:
Beginning Balance	$17,138	$16,378	$14,314
Charges	33,634	29,432	25,470
Applications	(34,394)	(31,496)	(24,931)
Translation and other	-	-	-
Ending Balance	$16,378	$14,314	$14,853

	Fiscal Year Ended March 31,
	2015	2016	2017
Sales returns and discounts:
Beginning Balance	$6,356	$6,186	$6,681
Charges	20,524	21,736	13,831
Applications	(20,468)	(21,271)	(14,841)
Translation and other	(226)	30	(48)
Ending Balance	$6,186	$6,681	$5,623

6. Inventories:

	Fiscal Year Ended March 31,
	2016	2017
Finished goods	$85,617	$92,563
Work in process	101,436	107,392
Raw materials and supplies	297,215	274,173
	$484,268	$474,128

7. Property and Equipment:

	Fiscal Year Ended March 31,
	2016	2017
Land	$34,358	$32,839
Buildings and improvements	313,812	307,098
Machinery and equipment	1,144,246	1,150,999
Construction in progress	20,835	38,315
	1,513,251	1,529,251
Accumulated depreciation	(1,295,253)	(1,289,300)
	$217,998	$239,951

8.  Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries. As of March 31, 2017,  we believe that our credit risk exposure is not significant.

At March 31, 2016 and 2017 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$-	$-	$-	$-
Time deposits	494,594	296	-	494,890
Long-term investments:
Corporate bonds	85,577	39	(28)	85,588
	$580,171	$335	$(28)	$580,478

	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$10,120	$-	$(1)	$10,119
Time deposits	518,628	148	-	518,776
Long-term investments:
Corporate bonds	-	-	-	-
	$528,748	$148	$(1)	$528,895

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2017, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$528,748	$528,895
Due after one year through five years	-	-
Total	$528,748	$528,895

9. Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Year Ended March 31,
	2015	2016	2017
Domestic	$114,333	$39,713	$75,659
Foreign	104,266	92,439	99,290
	$218,599	$132,152	$174,949

The provision for (benefit from) income taxes consisted of:

	Fiscal Year Ended March 31,
	2015	2016	2017
Current:
Federal/State	$27,620	$(11,117)	$33,220
Foreign	22,189	15,028	18,494
	49,809	3,911	51,714
Deferred:
Federal/State	(5,684)	23,903	1,725
Foreign	(51,397)	2,803	(4,275)
	(57,081)	26,706	(2,550)
	$(7,272)	$30,617	$49,164

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	As of March 31,
	2016		2017
Non-current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$8,692	$11	$9,112	$22
Inventory reserves	16,430	380	13,532	1,256
Depreciation and amortization	9,351	6,254	8,486	4,790
Pension obligations	15,551	8,797	8,643	2,826
Accrued expenses	31,316	264	35,157	875
Other, net	4,069	60	2,417	373
Net operating loss and tax credit carry forwards	80,035	-	70,360	-
Sub total	165,444	15,766	147,707	10,142
Less: valuation allowances	(26,034)	-	(13,933)	-
Total Non-current	$139,410	$15,766	$133,774	$10,142

	As of March 31,
	2016	2017
Assets, net of valuation allowances	$139,410	$133,774
Liabilities	(15,766)	(10,142)
Net deferred income tax assets	$123,644	$123,632

	As of March 31,
	2015	2016	2017
Valuation allowance beginning balance	$98,801	$27,207	$26,034
Charged to income tax provision	(1,910)	413	(1,128)
Additions	-	-	-
Releases	(50,111)	(2,730)	(7,413)
Translation and other	(19,573)	1,144	(3,560)
Valuation allowance ending balance	$27,207	$26,034	$13,933

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2015	2016	2017
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.6	0.4	0.5
Effect of foreign operations	(6.0)	(8.7)	(8.3)
Change in valuation allowance	(22.4)	0.5	(5.0)
Deemed dividends from subsidiaries	1.8	2.9	6.3
Deduction for domestic production activities	(1.3)	-	(1.7)
Utilization of foreign tax credits	(1.2)	(2.4)	(3.9)
Branch accounting restructuring	(6.5)	-	-
Change in uncertain tax positions	(0.6)	(2.6)	(0.8)
Adjustment made by taxing authorities	-	-	3.3
Adjustment of prior year balances	-	-	1.7
Other, net	(2.7)	(1.9)	1.0
Effective tax rate	-3.3%	23.2%	28.1%

At March 31, 2017, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, China, and Japan had tax net operating loss carry forwards totaling approximately $194,400 of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, Israel, and China since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances decreased $(71,583), $(1,173), and $(12,101) during the years ended March 31, 2015, 2016, and 2017, respectively, as a result of changes in the net operating losses of the subsidiaries or as a result of changes in foreign currency exchange rates in the countries mentioned above.

The decrease in valuation allowance during the year ended March 31, 2017 was also due to the reversal of valuation allowances of $5,530 related to the future utilization of NOLs totaling $15,878 at a Japanese subsidiary. The related tax benefits upon utilization of the Japanese NOLs expire eight years after they are generated, and they are not subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOLs could take an extended period of time to realize and are dependent upon the Japanese subsidiary’s continuing profitability, and some could expire prior to utilization.

The decrease in valuation allowance during the year ended March 31, 2015 was also due to the reversal of valuation allowances of $49,969 related to the future utilization of NOLs totaling $149,922 at a French subsidiary. The related tax benefits upon utilization of the French NOLs do not expire; however, they are subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOLs could take an extended period of time to realize and are dependent upon the French subsidiary’s continuing profitability.

Currently, we expect that cash and profits generated by our foreign subsidiaries will continue to be reinvested indefinitely.  We do not provide for U.S. taxes on the undistributed earnings of foreign subsidiaries which are considered to be reinvested indefinitely.  Total undistributed earnings which would be subject to U.S. income tax if remitted were approximately $993,000 and $1,035,000  as of March 31, 2016 and 2017, respectively. The amount of U.S. taxes on such undistributed earnings as of March 31, 2016 and 2017 would have been $176,491 and $201,802 respectively.

Income taxes paid totaled $56,389,  $22,919 and $55,642 during the years ended March 31, 2015, 2016 and 2017, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months.  For our more significant locations, we are subject to income tax examinations for the tax years 2013 and forward in the United States, 2013 and forward in Germany, 2011 and forward in Hong Kong, and 2011 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2014	$8,083
Additions for tax positions of prior years	564
Additions for tax positions in current period	257
Reductions for tax positions of prior years	(55)
Reductions due to expiration of statutory periods	(1,687)
Reductions due to settlements with taxing authorities	(386)
Balance at March 31, 2015	$6,776
Additions for tax positions of prior years	10
Additions for tax positions in current period	228
Reductions for tax positions of prior years	(30)
Reductions due to expiration of statutory periods	(3,585)
Balance at March 31, 2016	$3,399
Reductions for tax positions of prior years	(89)
Reductions due to expiration of statutory periods	(895)
Reductions due to settlements with taxing authorities	(478)
Balance at March 31, 2017	$1,937

We recognize interest and penalties related to uncertain tax positions in interest expense.  As of March 31, 2016 and 2017, we had accrued interest related to uncertain tax positions of $535 and $340, respectively. During the year ended March 31, 2016 and 2017, we recognized a $(708) reduction in interest expense and a  $(195) reduction in interest expense, respectively, due to the expirations of statutory periods.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $3,399 and $1,937 at March 31, 2016 and 2017, respectively. This amount excludes the accrual for estimated interest discussed above.

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

We recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in a decrease in recorded net pension liabilities by $13,884 during the fiscal year ended March 31, 2016, and an increase in recorded net pension liabilities by $1,069 during the fiscal year ended March 31, 2017.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2016 and 2017 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2016	2017	2016	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$45,243	$42,980	$176,939	$156,617
Service cost	197	168	988	902
Interest cost	1,539	1,457	5,173	4,310
Plan participants' contributions	-	-	24	7
Actuarial loss (gain)	(1,213)	(2,443)	(15,668)	32,882
Benefits paid	(2,786)	(3,537)	(7,114)	(6,029)
Benefit obligation acquired during the year	-	-	683	-
Foreign currency exchange rate changes	-	-	(4,408)	(18,768)
Benefit obligation at end of year	$42,980	$38,625	$156,617	$169,921
Change in plan assets:
Fair value of plan assets at beginning of year	$37,716	$34,125	$161,520	$156,410
Actual return (loss) on assets	(1,598)	3,100	(1,170)	24,432
Employer contributions	793	3,001	7,868	6,934
Plan participants' contributions	-	-	24	7
Benefits paid	(2,786)	(3,537)	(7,114)	(6,029)
Foreign currency exchange rate changes	-	-	(4,718)	(20,028)
Fair value of plan assets at end of year	34,125	36,689	156,410	161,726
Funded status	$(8,855)	$(1,936)	$(207)	$(8,195)

The combined accumulated benefit obligation at March 31, 2016 and 2017 was $199,597 and $208,546 respectively.

At March 31, 2017, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit plans and all but one of the international defined benefit plans.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2016	2017
Assumptions:
Discount rates	0.5-3.5%	0.1-3.8%
Increase in compensation	3.4%	-

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2016 and 2017 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2016 and 2017.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2016	2017	2016	2017
Beginning balance	$16,993	$17,909	$49,620	$38,189
Net loss (gain) incurred during the year	2,498	(3,762)	(7,934)	14,248
Amortization of net actuarial gain (loss)	(1,582)	(1,824)	(2,157)	(1,241)
Amortization of prior service cost	-	-	257	-
Foreign currency exchange rate changes	-	-	(1,597)	(4,995)
	$17,909	$12,323	$38,189	$46,201

Amounts that have not yet been recognized as components of net periodic pension cost as a component of accumulated comprehensive income (loss) at March 31, 2016 and 2017 are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2016 (1)	2017 (2)	2016 (1)	2017 (2)
Unrecognized net actuarial loss	$11,474	$7,895	$30,104	$36,549
Unamortized prior service cost	-	-	-	-
	$11,474	$7,895	$30,104	$36,549

(1) Amounts in the above table as of March 31, 2016 are net of $6,435 and $8,088 tax benefit for the U.S. and International Plans, respectively.

(2) Amounts in the above table as of March 31, 2017 are net of $4,428 and $9,652 tax benefit for the U.S. and International Plans, respectively.

The March 31, 2017 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2018 is $1,551 for the U.S. Plans and $1,780 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2015	2016	2017
Service cost	$1,175	$1,177	$1,102
Interest cost	8,361	6,939	5,997
Expected return on plan assets	(10,137)	(8,677)	(7,579)
Amortization of prior service cost	-	-	-
Recognized actuarial loss	2,689	3,740	3,142
Net periodic pension cost	$2,088	$3,179	$2,662

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2015	2016	2017
Assumptions:
Discount rates	1.0-4.5%	0.5-3.6%	0.1-3.6%
Increase in compensation	3.9%	3.4%	3.4%
Expected long-term rate of return on plan assets	1.4-7.3%	1.4-7.3%	1.4-4.2%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates remained constant from March 31, 2016 to March 31, 2017.

The fair value of pension assets at March 31, 2016 and 2017 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$159	$159	$-	$-
Pooled Separate Accounts	26,552	-	26,552	-
Guaranteed Deposit Account	7,414	-	7,414	-

International Defined Benefit Plan Assets:
Cash	381	381	-	-
Depository Account	7,810	7,810	-	-
Pooled Separate Accounts	148,219	-	148,219	-
Total	$190,535	$8,350	$182,185	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$166	$166	$-	$-
Pooled Separate Accounts	29,046	-	29,046	-
Guaranteed Deposit Account	7,477	-	7,477	-

International Defined Benefit Plan Assets:
Cash	608	608	-	-
Depository Account	7,897	7,897	-	-
Pooled Separate Accounts	153,222	-	153,222	-
Total	$198,416	$8,671	$189,745	$-

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

Our pension plans’ weighted average asset allocations at March 31, 2016 and 2017, by asset category are as follows:

	As of March 31, 2016		As of March 31, 2017
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	57%	45%	59%	38%
Debt securities	21%	50%	20%	57%
Other	22%	5%	21%	5%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations. We expect to make contributions of approximately $6,200 to the international plans in fiscal 2018 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2018	$2,132	$5,794
2019	2,202	5,893
2020	2,292	5,991
2021	2,381	6,093
2022	2,439	6,198
2023-2027	12,979	32,483

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by us are discretionary and are determined by our Board of Directors each year. Our contributions to the savings plans in the United States for the fiscal years ended March 31, 2015, 2016 and 2017 were approximately $4,000, $4,222, and $4,367, respectively.

We also sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by us. The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust. The value of the participants’ balances fluctuate based on the performance of the investments. The market value of the trust at March 31, 2016 and 2017 of $4,961 and $6,082, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and a liability as they are available to general creditors in certain circumstances.

11. Stock-Based Compensation:

Under the 2014 RSU Plan, we may grant restricted stock units of up to an aggregate of 3,000 units. Each unit converts to one share of the Company’s stock at the time of vesting. The fair value of RSU awards is determined at the closing market price of the Company’s common stock at the date of grant. There were no awards granted from this plan for the year ended March 31, 2016. Restricted stock activity during the year ended March 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at April 1, 2016
Granted	266	13.36
Vested	-	-
Cancelled and forfeited	7	13.36
Non-vested at March 31, 2017	259	13.36

Performance-based awards vest one year after the grant date. Service-based awards vest as to one-third annually with the requisite service periods beginning on the grant date. Awards are amortized over their respective grade-vesting periods. The total unrecognized compensation costs related to unvested stock awards expected to be recognized over the vesting period, approximately three years, was $661 at March 31, 2017.

We have four fixed stock option plans. Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non‑Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock.  No awards were made under these two plans after August 1, 2013. Under the 2014 Stock Option Plan, we can grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2014 Non-Employee Directors’ Stock Option Plan, as amended, we can grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years. Options granted under the 2004 Stock Option Plan and the 2014 Stock Option Plan vest as to 25% annually and options granted under the 2004 Non‑Employee Directors’ Stock Option Plan and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually. Requisite service periods related to all plans begin on the grant date.  As of March 31, 2017, there were 13,915 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	3,942	$13.63	-	-
Options granted	-	-	-	-
Options exercised	(794)	12.75	-	$2,149
Options cancelled/forfeited	(429)	15.13	-	485
Outstanding at March 31, 2017	2,719	$13.65	4.32	$7,952

Exercisable at March 31, 2017	2,111	$13.63	3.39	$6,339

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $1,376, $170, and $2,149 for fiscal years ended March 31, 2015, 2016, and 2017, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2017 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2016	1,057	$2.49
Options granted	-	-
Options cancelled/forfeited	(41)	2.53
Options vested	(408)	2.44
Unvested balance at March 31, 2017	608	$2.52

The total unrecognized compensation costs related to unvested option awards expected to be recognized over the vesting period, approximately four years, was $844 and $984 as of March 31, 2016 and 2017, respectively. The total aggregate fair value of options vested is $1,894, $951, and $994 for fiscal years ended March 31, 2015, 2016, and 2017, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.75, $2.49, and $2.52 per option during fiscal years ended March 31, 2015, 2016, and 2017, respectively. The consolidated statement of operations includes $1,512, net of $815 of tax benefit, in stock-based compensation expense for fiscal 2017.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model.  We estimated volatility by considering our historical stock volatility. We calculated the dividend yield based on historical dividends paid.  We have estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the fiscal year ended March 31, 2017 was 8.0%. No stock options were granted during fiscal 2017. The following are significant weighted average assumptions used for estimating the fair value of options issued under our stock option plans:

	2015	2016	2017
	Grants	Grants	Grants
Expected life (years)	6	6	-
Interest rate	2.0%	1.5%	-
Volatility	27%	24%	-
Dividend yield	2.9%	2.9%	-

12. Commitments and Contingencies:

We are a lessee under long‑term operating leases primarily for office space, warehouse, plant and equipment. Future minimum lease commitments under non‑cancelable operating leases as of March 31, 2017, were as follows:

Fiscal Year ended March 31,
2018	$4,647
2019	4,021
2020	3,653
2021	3,201
2022	3,129
Thereafter	-

Rental expense for operating leases was $6,759, $6,352, and $5,919 for the fiscal years ended March 31, 2015, 2016, and 2017, respectively.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2017, we had no significant outstanding purchase commitments.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or equivalent state or local laws, for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination. Because CERCLA and such state statutes authorize joint and several liability, the EPA or state regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities are not concluded yet but are likely to include additional groundwater and soil remediation. We have a remaining accrual of $15,093 at March 31, 2017, representing our estimate, including a $3,600 charge in the current fiscal year, of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $16,809 and $19,181 at March 31, 2016 and 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $7,409 and $3,892 in accrued expenses at March 31, 2016 and March 31, 2017, respectively, and $9,400 and $15,289 in other non-current liabilities at March 31, 2016 and March 31, 2017, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure.  Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, and others, as responsible parties with respect to a location in Hamilton, Ontario that was at one time the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, and whether, in the event it does so, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

We also operate, or did at one time, on other sites that may have potential future environmental issues as a result of activities at sites during AVX’s long history of manufacturing operations or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish reserves or adjust our reserves for our projected share of these costs. A separate account receivable is recorded for any indemnified costs. Our environmental reserves are not discounted and do not reflect any possible future insurance recoveries, which are not expected to be significant, but do reflect a reasonable estimate of cost sharing at multiple party sites or indemnification of our liability by a third party.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168.  On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2,168 jury verdict award above, we recorded during fiscal year 2017 an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of March 31, 2017, we have reserved $34,891 related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict.

As of March 31, 2017, we had total reserves of $74,559 with respect to the two  intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws and asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own. These cases are still at their initial stages. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our results of operations. At March 31, 2016 and 2017, respectively, we had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2016	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,125	Accrued expenses	$869

March 31, 2017	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,151	Accrued expenses	$690

For these derivatives designated as hedging instruments, during fiscal 2015, 2016, and 2017, net pre-tax gains (losses) of $(2,133), $40, and $1,095, respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2015, 2016, and 2017, net pretax gains (losses) of $(11,040), $(773), and $3,355, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $8,725,  $807 and $1,710, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures representing hedging instruments used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2016 and 2017, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2016	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$284	Accrued expenses	$481

March 31, 2017	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$341	Accrued expenses	$196

For these derivatives not designated as hedging instruments during fiscal 2015, 2016, and 2017,  gains/(losses) of $(4,392), $(818), and $460, respectively, were recognized in other expense, which partially offset the  $4,035, $1,231 and $($2,059) in exchange gains/(losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2016 and 2017, we had outstanding foreign exchange contracts with notional amounts totaling $204,372 and $193,156, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

14.  Transactions With Affiliate:

Our business includes certain transactions with our majority shareholder, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2015	2016	2017
Sales:
Product and equipment sales to affiliates	$28,723	$22,230	$30,303
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	272,679	233,637	303,793
Other:
Dividends paid	48,720	51,156	52,983

    Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Sales of Kyocera resale products by AVX were $318,928 and related operating profit was $17,076 for the fiscal year ended March 31, 2017.

    AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. Sales of AVX resale products by Kyocera were $25,908 for the fiscal year ended March 31, 2017.

    Kyocera notified AVX in February 2014 of its intent, effective April 1, 2015, to market its connector products in Asia using Kyocera’s sales force rather than continuing to have AVX resell such products in Asia. Sales of Kyocera connector products in Asia were $47,513 and  $1,148 with operating profit of $1,944,  and $363 for the fiscal years ended March 31, 2015 and 2016, respectively.

15.  Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized by product lines with five main product groups and three reportable segments: Passive Components, KED Resale, and Interconnect. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels.  The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. The Interconnect segment consists primarily of AVX Interconnect automotive, telecommunications, and memory connectors manufactured by AVX Interconnect or purchased from other manufacturers for resale.  Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2015	2016	2017
Ceramic Components	$202,719	$176,502	$188,568
Tantalum Components	355,974	311,888	314,723
Advanced Components	359,315	333,693	372,279
Total Passive Components	918,008	822,083	875,570
Interconnect	134,610	111,609	118,163
KCP Resale Connectors	70,741	23,751	30,027
KDP and KCD Resale	229,869	238,086	288,901
Total KED Resale	300,610	261,837	318,928
Total Revenue	$1,353,228	$1,195,529	$1,312,661

	Fiscal Year Ended March 31,
	2015	2016	2017
Operating profit (loss):
Passive components	$217,706	$198,268	$190,007
Interconnect	28,072	19,954	16,437
KED Resale	21,010	16,764	17,076
Corporate activities	(54,039)	(111,002)	(59,963)
Total	$212,749	$123,984	$163,557

	Fiscal Year Ended March 31,
	2015	2016	2017
Depreciation and amortization:
Passive components	$29,394	$28,460	$27,543
Interconnect	5,921	5,300	5,093
KED Resale	104	83	16
Corporate activities	6,795	5,108	10,035
Total	$42,214	$38,951	$42,687

	As of March 31,
	2016	2017
Assets:
Passive components	$618,642	$573,519
Interconnect	49,646	56,295
KED Resale	30,179	35,164
Cash, A/R and S/T and L/T investments	1,203,051	1,294,129
Goodwill - Passive components	202,774	202,774
Goodwill - Interconnect	10,277	10,277
Corporate activities	295,250	305,255
Total	$2,409,819	$2,477,413

	Fiscal Year Ended March 31,
	2015	2016	2017
Capital expenditures:
Passive components	$21,452	$36,400	$50,982
Interconnect	4,899	9,237	14,054
KED Resale	4	29	1
Corporate activities	244	2,437	1,251
Total	$26,599	$48,103	$66,288

During the fiscal years ended March 31, 2017 and March 31, 2016, no customers accounted for more than 10% of our sales. As of March 31, 2017 and March 31, 2016, one customer represented 12% and 13%, respectively, of our accounts receivable balance.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets. Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2015	2016	2017
Net sales:
Americas	$402,209	$358,372	$381,695
Europe	388,747	339,768	352,064
Asia	562,272	497,389	578,902
Total	$1,353,228	$1,195,529	$1,312,661

Property, plant and equipment, net:
Americas	$81,787	$91,674	$110,235
Europe	68,442	77,619	77,981
Asia	49,613	48,705	51,735
Total	$199,842	$217,998	$239,951

1.

16.  Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2016 and 2017 is as follows:

	First Quarter		Second Quarter
	2016	2017	2016	2017
Net sales	$300,516	$314,823	$304,361	$327,461
Gross profit	77,174	69,863	71,776	61,799
Net income	35,629	29,889	27,867	26,520
Basic earnings per share	0.21	0.18	0.17	0.16
Diluted earnings per share	0.21	0.18	0.17	0.16

	Third Quarter		Fourth Quarter
	2016	2017	2016	2017
Net sales	$287,047	$340,799	$303,605	$329,578
Gross profit	66,043	79,391	74,076	73,702
Net income	5,374	35,519	32,665	33,857
Basic earnings per share	0.03	0.21	0.19	0.20
Diluted earnings per share	0.03	0.21	0.19	0.20

17. Subsequent Events

We have evaluated events for the period between the balance sheet date and the issuance of the consolidated financial statements and determined that there were no subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of AVX Corporation and its subsidiaries at March 31, 2017, and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Nashville, Tennessee

May 19, 2017