Form 10-Q
period 2017-06-30
AVX Corp
filed 2017-08-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Stock, par value $0.01 per share	168,346,184

AVX Corporation and Subsidiaries

PART I:FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$578,634	$633,576
Short-term investments in securities	528,748	499,240
Accounts receivable - trade, net	176,730	183,422
Accounts receivable - affiliates	10,074	7,004
Inventories, net	474,128	473,306
Income taxes receivable	34,287	24,359
Prepaid and other	33,803	34,171
Total current assets	1,836,404	1,855,078
Property and equipment, net	239,951	255,345
Goodwill	213,051	213,051
Intangible assets, net	53,650	53,280
Deferred income taxes	124,589	127,452
Other assets	9,768	11,625
Total Assets	$2,477,413	$2,515,831
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$43,778	$45,871
Accounts payable - affiliates	36,663	33,179
Income taxes payable	3,944	6,895
Accrued payroll and benefits	32,980	30,970
Accrued expenses	98,702	101,079
Total current liabilities	216,067	217,994
Pensions	12,663	13,186
Deferred income taxes	957	57
Other liabilities	31,247	31,901
Total Liabilities	260,934	263,138
Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 167,930 and 168,144 shares at March 31, 2017 and June 30, 2017, respectively	1,764	1,764
Additional paid-in capital	357,203	357,481
Retained earnings	2,033,285	2,046,274
Accumulated other comprehensive (loss)	(67,163)	(46,970)
Treasury stock, at cost:
8,439 and 8,225 shares at March 31, 2017 and June 30, 2017, respectively	(108,610)	(105,856)
Total Stockholders' Equity	2,216,479	2,252,693
Total Liabilities and Stockholders' Equity	$2,477,413	$2,515,831

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2016	2017
Net sales	$314,823	$331,354
Cost of sales	244,960	257,508
Gross profit	69,863	73,846
Selling, general and administrative expenses	31,477	31,415
Legal and environmental charges	3,600	-
Profit from operations	34,786	42,431
Other income (loss):
Interest income	1,662	2,331
Other, net	3,403	(418)
Income before income taxes	39,851	44,344
Provision for income taxes	9,962	12,860
Net income	$29,889	$31,484

Income per share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19

Dividends declared (per share)	$0.105	$0.110
Weighted average common shares outstanding:
Basic	167,455	168,071
Diluted	167,639	168,632

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	June 30,
	2016	2017
Net income	$29,889	$31,484
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(4,281)	21,062
Foreign currency cash flow hedges adjustment	535	(687)
Pension liability adjustment	153	(182)
Other comprehensive income (loss), net of income taxes	(3,593)	20,193
Comprehensive income	$26,296	$51,677

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended
	June 30,
	2016	2017
Operating Activities:
Net income	$29,889	$31,484
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,570	10,355
Stock-based compensation expense	744	847
Deferred income taxes	(591)	1,005
Gain on disposal of property and equipment	(419)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,290)	(2,969)
Inventories	(352)	5,077
Accounts payable and accrued expenses	3,181	(1,687)
Income taxes payable	348	840
Other assets	25,798	17,065
Other liabilities	(1,141)	1,514
Net cash provided by operating activities	65,737	63,531

Investing Activities:
Purchases of property and equipment	(13,804)	(21,807)
Purchases of investment securities	(242,467)	(455,013)
Redemptions of investment securities	237,031	485,286
Proceeds from property & equipment dispositions	826	-
Other investing activities	-	(969)
Net cash provided by (used in) investing activities	(18,414)	7,497

Financing Activities:
Dividends paid	(17,580)	(18,495)
Purchase of treasury stock	(1,586)	-
Proceeds from exercise of stock options	919	2,185
Payments of tax withholdings for vested restricted stock units	-	(450)
Net cash used in financing activities	(18,247)	(16,760)

Effect of exchange rate on cash	65	674

Increase in cash and cash equivalents	29,141	54,942

Cash and cash equivalents at beginning of period	454,208	578,634

Cash and cash equivalents at end of period	$483,349	$633,576

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. During the three month period ended June 30, 2017, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The standard became effective for this interim reporting period and the impact of this standard becoming effective did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a  goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test to perform Step 2 of the goodwill impairment test. Companies are to apply the standard on a prospective basis. The guidance is effective for public companies that are an SEC filer for fiscal years beginning after December 15, 2019. Early adoption is permitted and management elected to adopt this guidance beginning with the interim period ending June 30, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. Earnings Per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Equity awards are the only common stock equivalents currently used in our calculation and are computed using the treasury stock method.

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended
	June 30,
	2016	2017
Net income	$29,889	$31,484
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,455	168,071
Basic earnings per share	$0.18	$0.19
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,455	168,071
Effect of stock options	184	561
Weighted Average Shares used in Computing Diluted EPS (1)	167,639	168,632
Diluted earnings per share	$0.18	$0.19

 (1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 2,630 shares and 161 shares for the three months ended June 30, 2016 and 2017, respectively.

3. Trade Accounts Receivable:

	March 31, 2017	June 30, 2017
Gross Accounts Receivable - Trade	$198,491	$204,925
Less:
Allowances for doubtful accounts	1,285	1,447
Stock rotation and ship from stock and debit	14,853	14,893
Sales returns and discounts	5,623	5,163
Total allowances	21,761	21,503
	$176,730	$183,422

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended
	June 30,
	2016	2017
Allowances for doubtful accounts:
Beginning Balance	$423	$1,285
Charges	26	164
Applications	-	(2)
Ending Balance	$449	$1,447

	Three Months Ended
	June 30,
	2016	2017
Stock rotation and ship from stock and debit:
Beginning Balance	$14,314	$14,853
Charges	7,531	6,739
Applications	(4,797)	(6,699)
Ending Balance	$17,048	$14,893

	Three Months Ended
	June 30,
	2016	2017
Sales returns and discounts:
Beginning Balance	$6,681	$5,623
Charges	3,806	4,065
Applications	(2,844)	(4,553)
Translation and other	(13)	28
Ending Balance	$7,630	$5,163

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

During the three month periods ended March  31, 2017 and June 30, 2017, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	1,492	-	1,492	-
Total	$7,574	$4,810	$2,764	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	886	-	886	-
Total	$6,968	$4,810	$2,158	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,485	$5,324	$1,161	$-
Foreign currency derivatives(2)	1,085	-	1,085	-
Total	$7,570	$5,324	$2,246	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,485	$5,324	$1,161	$-
Foreign currency derivatives(2)	1,769	-	1,769	-
Total	$8,254	$5,324	$2,930	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets or accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges  and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, and whether or not we expect to recover the security's entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2017 and June  30, 2017, all of our forward contracts are valued using Level 2 measurements.

5. Financial Instruments and Investments in Securities:

At March 31, 2017 and June 30, 2017, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,120	$-	$(1)	$10,119
Time deposits	518,628	148	-	518,776
	$528,748	$148	$(1)	$528,895

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,004	$-	$(4)	$10,000
Time deposits	489,236	80	-	489,316
	$499,240	$80	$(4)	$499,316

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2017, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$499,240	$499,316
Due after one year through five years	-	-
Total	$499,240	$499,316

6. Inventories:

	March 31, 2017	June 30, 2017
Finished goods	$92,563	$93,786
Work in process	107,392	107,688
Raw materials and supplies	274,173	271,832
	$474,128	$473,306

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. Agreements with the state regulatory authorities are not concluded yet but are likely to include additional groundwater and soil remediation. We have a remaining accrual of  $14,492  at  June 30, 2017, representing our estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Since additional sampling and analysis may cause the state regulatory authority, the Massachusetts Department of Environmental Protection, to require a  more extensive and costly plan of remediation, until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately  $19,181 and $18,509  at March 31, 2017 and June  30, 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as  $3,892 and $3,220 in accrued expenses at March 31, 2017 and June 30, 2017, respectively, and $15,289 in other non-current liabilities at both March 31, 2017 and June 30, 2017. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Delaware captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168.  On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2,168 jury verdict award above, we recorded an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of June 30, 2017, we have reserved $34,891 related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict.

As of June  30, 2017, we had total reserves of $74,559 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own. These cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	June 30,
	2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(4,281)	$(4,281)	$21,062	$21,062
Foreign currency cash flow hedges adjustment	601	535	(720)	(687)
Pension liability adjustment	206	153	(240)	(182)
Other comprehensive income (loss)	$(3,474)	$(3,593)	$20,102	$20,193

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three month periods ended June 30, 2016 and 2017.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three month periods ended June 30, 2016 and 2017.

9. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments. Our five main product groups are: Ceramic Components, Tantalum Components, Advanced Components, AVX Interconnect, and Kyocera Electronic Devices. The reportable segments are: Passive Components, Interconnect, and KED Resale. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Passive Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The AVX Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, EHS, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended
	June 30,
Sales Revenue:	2016	2017
Ceramic Components	$50,221	$51,057
Tantalum Components	77,511	88,953
Advanced Components	83,217	84,928
Total Passive Components	210,949	224,938
AVX Interconnect	30,487	29,685
KCP Resale Connectors	6,827	8,704
KDP and KCD Resale	66,560	68,027
Total KED Resale	73,387	76,731
Total Revenue	$314,823	$331,354

	Three Months Ended
	June 30,
	2016	2017
Operating profit:
Passive Components	$45,632	$50,230
AVX Interconnect	5,218	3,278
KED Resale	4,484	4,489
Corporate activities	(20,548)	(15,566)
Total	$34,786	$42,431

	As of	As of
	March 31, 2017	June 30, 2017
Assets:
Passive Components	$573,519	$567,477
AVX Interconnect	56,295	65,967
KED Resale	35,164	34,169
Cash, A/R, and investments in securities	1,294,129	1,323,242
Goodwill - Passive components	202,774	202,774
Goodwill - AVX Interconnect	10,277	10,277
Corporate activities	305,255	311,925
Total	$2,477,413	$2,515,831

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended
	June 30,
	2016	2017
Net sales:
Americas	$92,856	$99,940
Europe	89,083	92,520
Asia	132,884	138,894
Total	$314,823	$331,354

10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three month periods ended June 30, 2016 and 2017:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Service cost	$42	$33	$234	$228
Interest cost	364	352	1,253	1,108
Expected return on plan assets	(445)	(450)	(1,589)	(1,417)
Recognized actuarial loss	456	286	339	321
Net periodic pension cost	$417	$221	$237	$240

Based on current actuarial computations, during the three months ended June 30, 2017, we made contributions of $1,578 to the international plans. We expect to make additional contributions of approximately $4,830 to the international plans over the remainder of fiscal 2018. We made no contributions to the U.S. plans during the three months ended June 30, 2017. We do not anticipate making any contributions to the U.S. plans over the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2017 and June 30, 2017, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,151	Accrued expenses	$690

June 30, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$956	Accrued expenses	$1,214

For these derivatives designated as cash flow hedging instruments, during the three months ended June 30, 2017, net pre-tax gains of $752 were recognized in other comprehensive income. In addition, during the three months ended June 30, 2017, net pre-tax gains of $1,045 were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of $422 were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2017 and June 30, 2017, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$341	Accrued expenses	$196

June 30, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$129	Accrued expenses	$555

For these derivatives not designated as cash flow hedging instruments during the three months ended June 30, 2017,  losses of $483  on hedging contracts were recognized in other income, along with the approximately $562 in exchange gains that were recognized in other income in the accompanying statement of operations.

At March 31, 2017 and June 30, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $193,156 and $227,338, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

12. Subsequent Events:

On August 2, 2017, the Board of Directors of the Company declared a $0.11 dividend per share of common stock with respect to the quarter ended June 30, 2017. The dividend will be paid to stockholders of record on August 16, 2017 and will be disbursed on September 1, 2017.

On July 19, 2017, AVX Corporation announced it signed a Sale and Purchase Agreement to acquire the Transportation, Sensing and Control (“TS&C”) division from TT Electronics, PLC, a United Kingdom (U.K.) Company, for approximately $155.5 million in cash. The annual sales of the division are approximately $300.0 million. The transaction is subject to customary closing conditions, including regulatory filings and approvals in various jurisdictions, as may be required. The transaction is expected to close during the Company's third fiscal quarter ending December 31, 2017. For additional information about this transaction, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2017, and Exhibit 10.2 of this Form 10-Q.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2018, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. The forward-looking information and statements in this report are subject to risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, that could cause actual results to differ materially from those expressed in or implied by the information or statements herein. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. During the three month period ended June 30, 2017, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Business Overview

AVX is a leading worldwide manufacturer, supplier, and reseller of a broad line of passive electronic components, interconnect devices, and related products. Electronic components and connector products manufactured or resold by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments:  Passive Components, Interconnect, and KED Resale. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale.  The AVX Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.

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

Results of Operations - Three Months Ended June 30, 2016 and 2017

Our net income for the quarter ended June 30, 2017 was $31.5 million, or $0.19 per share, compared to $29.9 million, or $0.18 per share, for the quarter ended June 30, 2016.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2016	2017
Net sales	$314,823	$331,354
Gross profit	69,863	73,846
Operating income (loss)	34,786	42,431
Net income	29,889	31,484
Diluted earnings per share	$0.18	$0.19

Net sales in the three months ended June 30, 2017 increased $16.5 million or 5.3%, to $331.4 million compared to $314.8 million in the three months ended June 30, 2016. The increase in revenue was attributable to higher volumes in our Passive Components and KED Resale products across most of our markets resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, cellular telecommunications, and industrial markets driven by the power of electronics to enhance the user experience such as in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IOT, or Internet of Things.  Sales were unfavorably impacted by approximately $2.9 million as a result of currency exchange due to the strength of the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the quarters ended June 30, 2016 and 2017.

	Three Months Ended
(in thousands)	June 30,
Sales Revenue	2016	2017
Ceramic Components	$50,221	$51,057
Tantalum Components	77,511	88,953
Advanced Components	83,217	84,928
Total Passive Components	210,949	224,938
AVX Interconnect	30,487	29,685
KCP Resale Connectors	6,827	8,704
KDP and KCD Resale	66,560	68,027
Total KED Resale	73,387	76,731
Total Revenue	$314,823	$331,354

Passive Components sales increased $14.0 million, or 6.6% to $224.9 million in the three months ended June 30, 2017 compared to sales of  $210.9 million during the same quarter last year. The sales increase in Passive Components product sales was driven by increased volume for all of our component groups, particularly in our Tantalum Components as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components.

Total Interconnect product sales, including AVX Interconnect and KCP Resale connectors, increased $1.1 million, or 2.9%, to $38.4 million in the three months ended June 30, 2017 compared to $37.3 million during the same period last year. This increase is primarily attributable to increased demand in the European automotive markets.

KDP and KCD Resale sales increased $1.5 million, or 2.2%, to $68.0 million in the three months ended June 30, 2017 compared to $66.6 million during the same period last year. This increase is primarily a result of higher demand from our telecommunication customers when compared to the same period last year.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. Sales in the Asian, American and European markets represented 41.9%,  30.2% and 27.9% of total sales, respectively, for the quarter ended June 30, 2017. This compares to 42.2%, 29.5% and 28.3% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 48.7% of total sales for the three months ended June 30, 2017, compared to 47.1% for the three months ended June 30, 2016. Overall,  distributor activity increased when compared to the same period last year as distributors increased order activity in response to good end market demand during the quarter. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $6.7 million, or 4.2% of gross sales to distributor customers for the three months ended June 30, 2017, and $7.5 million, or 5.1% of gross sales to distributor customers, for the three months ended June 30, 2016. Applications under such programs for the quarters ended June 30, 2017 and 2016 were approximately $6.7 million and $4.8 million, respectively.

Gross profit in the three months ended June 30, 2017 was 22.3% of sales, or $73.8 million, compared to a gross profit margin of 22.2%, or $69.9 million, in the three months ended June 30, 2016. This overall increase in dollars is primarily attributable to margin on higher sales. Overall gross margin as a percentage of sales is relatively flat compared to the same period last year as we were able to offset increasing manufacturing costs with manufacturing efficiencies and other cost savings actions. Charges of $2.5 million related to an intellectual property damages award unfavorably impacted the period ended June 30, 2016. In addition, costs due to currency movement were favorably impacted by $3.5 million when compared to the same period last year.

Selling, general and administrative expenses in the three months ended June 30, 2017 were $31.4 million, or 9.5% of net sales, compared to $31.5 million, or 10.0% of net sales, in the three months ended June 30, 2016.

During the quarter ended June 30, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property. We did not have any similar charges in the quarter ended June 30, 2017.

Income from operations was $42.4 million in the three months ended June 30, 2017 compared to $34.8 million in the three months ended June 30, 2016. This increase was a result of the factors described above.

Other income, net was $1.9 million for the quarter ended June 30, 2017 compared to $5.1 million for the same quarter last year. This decrease was primarily due to higher foreign exchange gains resulting from significant currency fluctuations partially as a result of the immediate currency fluctuations resulting from the announcement of the vote on the Referendum of the U.K.’s Membership of the European Union (E.U.) (referred to as “Brexit”), in addition to a gain on the sale of property of $0.4 million, during the period ended June 30, 2016 when compared to the current quarter.

Our effective tax rate for the three months ended June 30, 2017 was 29.0% compared to 25.0% for the three months ended June 30, 2016.  The increase in the effective tax rate is principally due  to a decrease in the level of  favorable transfer pricing and other adjustments in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the three month period ended June 30, 2017 was $31.5 million compared to $29.9 million for the same three month period last year.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2018. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical sales price pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic devices. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar  year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $76.7 million and the related operating profit was $4.5 million for the quarter ended June 30, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $5.8 million for the quarter ended June 30, 2017.

On July, 19, 2017, AVX Corporation announced it signed a Definitive Agreement to acquire the TS&C division from the U.K. Company, TT Electronics, PLC, for approximately $155.5 million in cash. In the financial year ended December 31, 2016, TS&C generated approximately $300 million of revenue. The transaction is subject to customary closing conditions, including regulatory approvals as may be required. The transaction is expected to close during the third fiscal quarter ending December 31, 2017.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components and interconnect devices such as the ones we sell, (b) cost reductions and improvements in our production processes, (c) opportunities for growth in our Advanced Component and Interconnect product lines due to advances in component design and our production capabilities, and (d) the successful integration of the TS&C acquisition. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, and capital expenditures. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of June 30, 2017, we had a current ratio of 8.5 to 1, $1.1 billion of cash, cash equivalents, and investments in securities, $2,252.7 million of stockholders’ equity, and no borrowings.

Net cash provided by operating activities was $63.5 million in the three months ended June 30, 2017 compared to $65.7 million of cash provided by operating activities in the three months ended June 30, 2016.

Purchases of property and equipment were $21.8 million in the three month period ended June 30, 2017 and $13.8 million in the three month period ended June 30, 2016. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina operations and our plants in the Czech Republic, Germany, El Salvador, and Malaysia.  We expect to incur capital expenditures of approximately $65 million in fiscal 2018. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On July, 19, 2017, AVX Corporation announced it signed a Sale and Purchase Agreement to acquire the TS&C division from TT Electronics, PLC, a U.K. company, for approximately $155.5 million in cash. The transaction is subject to customary closing conditions, including regulatory filings and approvals in various jurisdictions, as may be required. The transaction is expected to close during the third fiscal quarter ending December 31, 2017. For additional information about this transaction, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2017, and Exhibit 10.2 of this Form 10-Q.

Historically, our funding is internally generated through operations,  investment income from cash, cash equivalents, and investments in securities and cash on hand.  We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of June 30, 2017, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, the acquisition of TS&C,  and dividend payments or stock repurchases to be made during the next twelve months.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2017, we did not have any significant delivery contracts outstanding.

Commitments and Contingencies

Information related to commitments and contingencies can be found in Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as well as in Note 7, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

New Accounting Standards

Information related to new Statement of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as well as in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. Dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rate as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. See Note 11 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 7, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for information regarding factors that could affect our results of operations, financial condition, and liquidity. There have been no material changes to the risk factors affecting the company as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. We did not make any repurchases in the quarter ended June 30, 2017. As of June 30, 2017, there were 3,067,074 shares that may yet be repurchased under this program.

ITEM 6.	EXHIBITS
10.1	AVX Corporation 2014 Management Incentive Plan, as amended August 2, 2017, and effective as of April 1, 2017.
10.2

Sale and Purchase Agreement, dated July 19, 2017, among AVX Limited, AVX Corporation and TT Electronics, PLC related to the acquisition of the Transportation, Sensing, and Control division from the U.K. Company, TT Electronics, PLC.

31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2017.

31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2017.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date:   August 7, 2017

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance