Form 10-Q
period 2017-09-30
AVX Corp
filed 2017-11-03
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Stock, par value $0.01 per share	168,304,026

AVX Corporation and Subsidiaries

PART I:FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$578,634	$618,789
Short-term investments in securities	528,748	546,625
Accounts receivable - trade, net	176,730	189,870
Accounts receivable - affiliates	10,074	6,674
Inventories, net	474,128	465,343
Income taxes receivable	34,287	12,331
Prepaid and other	33,803	35,984
Total current assets	1,836,404	1,875,616
Property and equipment, net	239,951	268,075
Goodwill	213,051	213,051
Intangible assets, net	53,650	51,946
Deferred income taxes	124,589	127,843
Other assets	9,768	13,385
Total Assets	$2,477,413	$2,549,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$43,778	$46,550
Accounts payable - affiliates	36,663	31,621
Income taxes payable	3,944	8,023
Accrued payroll and benefits	32,980	33,943
Accrued expenses	98,702	99,629
Total current liabilities	216,067	219,766
Pensions	12,663	13,230
Deferred income taxes	957	59
Other liabilities	31,247	32,323
Total Liabilities	260,934	265,378

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 167,930 and 168,277 shares at March 31, 2017 and September 30, 2017, respectively	1,764	1,764
Additional paid-in capital	357,203	358,575
Retained earnings	2,033,285	2,062,583
Accumulated other comprehensive (loss)	(67,163)	(34,250)
Treasury stock, at cost:
8,439 and 8,091 shares at March 31, 2017 and September 30, 2017, respectively	(108,610)	(104,134)
Total Stockholders' Equity	2,216,479	2,284,538
Total Liabilities and Stockholders' Equity	$2,477,413	$2,549,916

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net sales	$327,461	$352,693	$642,284	$684,047
Cost of sales	265,662	275,420	510,622	532,928
Gross profit	61,799	77,273	131,662	151,119
Selling, general and administrative expenses	29,047	32,487	60,524	63,902
Legal and environmental charges	-	-	3,600	-
Profit from operations	32,752	44,786	67,538	87,217
Other income (loss):
Interest income	1,684	5,067	3,346	7,398
Other, net	1,045	(813)	4,448	(1,231)
Income before income taxes	35,481	49,040	75,332	93,384
Provision for income taxes	8,961	14,222	18,923	27,082
Net income	$26,520	$34,818	$56,409	$66,302

Income per share:
Basic	$0.16	$0.21	$0.34	$0.39
Diluted	$0.16	$0.21	$0.34	$0.39

Dividends declared (per share)	$0.110	$0.115	$0.215	$0.225
Weighted average common shares outstanding:
Basic	167,324	168,262	167,389	168,167
Diluted	167,597	168,918	167,602	168,754

See accompanying notes to consolidated financial statements.

AVX  Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income	$26,520	$34,818	$56,409	$66,302
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	6,074	12,385	1,794	33,447
Foreign currency cash flow hedges adjustment	(8)	267	527	(421)
Pension liability adjustment	(933)	68	(780)	(113)
Other comprehensive income (loss), net of income taxes	5,133	12,720	1,541	32,913
Comprehensive income	$31,653	$47,538	$57,950	$99,215

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2016	2017
Operating Activities:
Net income	$56,409	$66,302
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,643	21,241
Stock-based compensation expense	1,327	1,727
Deferred income taxes	1,383	746
Gain (loss) on disposal of property and equipment	(1,967)	1
Changes in operating assets and liabilities:
Accounts receivable	(4,783)	(9,291)
Inventories	12,540	15,559
Accounts payable and accrued expenses	10,461	(3,035)
Income taxes payable	(13,513)	(1,373)
Other assets	15,690	28,900
Other liabilities	7,098	7,657
Net cash provided by operating activities	104,288	128,434

Investing Activities:
Purchases of property and equipment	(27,983)	(38,916)
Purchases of investment securities	(565,252)	(986,710)
Redemptions of investment securities	575,077	970,348
Proceeds from property & equipment dispositions	9,395	9
Other investing activities	-	(969)
Net cash used in investing activities	(8,763)	(56,238)

Financing Activities:
Dividends paid	(35,157)	(37,004)
Purchase of treasury stock	(4,833)	-
Proceeds from exercise of stock options	1,247	4,121
Payments of tax withholdings for vested restricted stock units	-	(498)
Net cash used in financing activities	(38,743)	(33,381)

Effect of exchange rate on cash	498	1,340

Increase in cash and cash equivalents	57,280	40,155

Cash and cash equivalents at beginning of period	454,208	578,634

Cash and cash equivalents at end of period	$511,488	$618,789

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

 Notes to the Consolidated Financial Statements  (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. During the three and six month periods ended September 30, 2017, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

Relevant New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017.  Early adoption is permitted for periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are concluding the assessment phase of implementing the new standard and our technical analysis is on-going with respect to variable consideration, disclosures, and methodologies. As we continue our evaluation, we will review our internal control framework over revenue recognition and update for the application of the new guidance. In addition, we are beginning our review of the contract portfolio of our recently-acquired company, the Transportation, Sensing and Control (“TS&C”) division from TT Electronics, PLC, a United Kingdom (U.K.) company, to assess the impact of applying the new standard to current revenue arrangements.

In February 2016, FASB issued ASU 2016-02, “Leases.” This guidance changes the requirements for inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding finance leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We previously disclosed that we anticipated no material impact from adopting ASU 2016-02. With our recent purchase of the TS&C business, we will update our assessment to include the impact of the newly-acquired company.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The standard became effective for the interim reporting period ending June 30, 2017 and has not had a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a  goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test to perform Step 2 of the goodwill impairment test. Companies are to apply the standard on a prospective basis. The guidance is effective for public companies that are an SEC filer for fiscal years beginning after December 15, 2019. Early adoption is permitted and management elected to adopt this guidance beginning with the interim period ending June 30, 2017. The adoption of this standard has not had a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted in any interim period after issuance. Management is currently evaluating the impact this guidance will have on our consolidated financial statements.

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income	$26,520	$34,818	$56,409	$66,302
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,324	168,262	167,389	168,167
Basic earnings per share	$0.16	$0.21	$0.34	$0.39
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,324	168,262	167,389	168,167
Effect of stock options	273	656	213	587
Weighted Average Shares used in Computing Diluted EPS (1)	167,597	168,918	167,602	168,754
Diluted earnings per share	$0.16	$0.21	$0.34	$0.39

 (1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 1,966 shares and no shares for the three months ended September 30, 2016 and 2017,  respectively and 2,230 shares and 94 shares for the six months ended September 30, 2016 and 2017, respectively.

3. Trade Accounts Receivable:

	March 31, 2017	September 30, 2017
Gross Accounts Receivable - Trade	$198,491	$210,666
Less:
Allowances for doubtful accounts	1,285	601
Stock rotation and ship from stock and debit	14,853	15,119
Sales returns and discounts	5,623	5,076
Total allowances	21,761	20,796
	$176,730	$189,870

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Allowances for doubtful accounts:
Beginning Balance	$449	$1,447	$423	$1,285
Charges	711	-	737	164
Applications	-	(846)	-	(848)
Ending Balance	$1,160	$601	$1,160	$601

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Stock rotation and ship from stock and debit:
Beginning Balance	$17,048	$14,893	$14,314	$14,853
Charges	6,756	7,527	14,287	14,266
Applications	(5,001)	(7,301)	(9,798)	(14,000)
Ending Balance	$18,803	$15,119	$18,803	$15,119

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Sales returns and discounts:
Beginning Balance	$7,630	$5,163	$6,681	$5,623
Charges	3,575	2,715	7,381	6,780
Applications	(5,075)	(2,819)	(7,919)	(7,372)
Translation and other	8	17	(5)	45
Ending Balance	$6,138	$5,076	$6,138	$5,076

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

During the three and six month periods ended September  30, 2016 and 2017, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	1,492	-	1,492	-
Total	$7,574	$4,810	$2,764	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	886	-	886	-
Total	$6,968	$4,810	$2,158	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,702	$5,529	$1,173	$-
Foreign currency derivatives(2)	852	-	852	-
Total	$7,554	$5,529	$2,025	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,702	$5,529	$1,173	$-
Foreign currency derivatives(2)	1,344	-	1,344	-
Total	$8,046	$5,529	$2,517	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2017 and September  30, 2017, all of our forward contracts are valued using Level 2 measurements.

5. Financial Instruments and Investments in Securities:

At March 31, 2017 and September 30, 2017, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,120	$-	$(1)	$10,119
Time deposits	518,628	148	-	518,776
	$528,748	$148	$(1)	$528,895

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$74,912	$148	$-	$75,060
Time deposits	471,713	118	-	471,831
	$546,625	$266	$-	$546,891

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2017, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$546,625	$546,891
Due after one year through five years	-	-
Total	$546,625	$546,891

6. Inventories:

	March 31, 2017	September 30, 2017
Finished goods	$92,563	$91,373
Work in process	107,392	108,016
Raw materials and supplies	274,173	265,954
	$474,128	$465,343

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation.  We have a remaining accrual of  $14,328  at  September 30, 2017, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately  $19,181 and $18,855  at March 31, 2017 and September  30, 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as  $3,892 and $3,566 in accrued expenses at March 31, 2017 and September 30, 2017, respectively, and $15,289 in other non-current liabilities at both March 31, 2017 and September 30, 2017. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500. The results of the third trial have not yet been issued by the District Judge. AVX is continuing to litigate the rest of the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the District of Southern California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2,168. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2,168 jury verdict award above, we recorded an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of September 30, 2017, we have reserved $34,891 related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict; that appeal is fully argued and we are awaiting the results.

We had total reserves of $74,559 plus accrued interest in accrued expenses as of March 31, 2017 and September 30, 2017, with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$6,074	$6,074	$12,385	$12,385
Foreign currency cash flow hedges adjustment	20	(8)	195	267
Pension liability adjustment	(1,259)	(933)	91	68
Other comprehensive income (loss)	$4,835	$5,133	$12,671	$12,720

	Six Months Ended
	September 30,
	2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$1,794	$1,794	$33,447	$33,447
Foreign currency cash flow hedges adjustment	621	527	(524)	(421)
Pension liability adjustment	(1,034)	(780)	(150)	(113)
Other comprehensive income (loss)	$1,381	$1,541	$32,773	$32,913

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 10 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2016 and 2017.  Please see Note 11 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and six month periods ended September 30, 2016 and 2017.

9. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments. Our five main product groups are: Ceramic Components, Tantalum Components, Advanced Components, AVX Interconnect, and Kyocera Electronic Devices. The reportable segments are: Passive Components, AVX Interconnect, and KED Resale. The product groups of Ceramic, Advanced, and Tantalum Components have been aggregated into the Passive Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The AVX Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.  Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2016	2017	2016	2017
Ceramic Components	$46,432	$57,319	$96,555	$108,375
Tantalum Components	78,600	93,987	156,131	182,940
Advanced Components	89,112	83,601	172,407	168,530
Total Passive Components	214,144	234,907	425,093	459,845
AVX Interconnect	29,170	32,577	59,657	62,261
KCP Resale Connectors	7,755	9,439	14,582	18,143
KDP and KCD Resale	76,392	75,770	142,952	143,798
Total KED Resale	84,147	85,209	157,534	161,941
Total Revenue	$327,461	$352,693	$642,284	$684,047

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Operating profit:
Passive Components	$41,428	$51,300	$87,060	$101,530
AVX Interconnect	4,525	3,366	9,743	6,644
KED Resale	5,115	4,776	9,599	9,265
Corporate activities	(18,316)	(14,656)	(38,864)	(30,222)
Total	$32,752	$44,786	$67,538	$87,217

	As of	As of
	March 31, 2017	September 30, 2017
Assets:
Passive Components	$573,519	$612,479
AVX Interconnect	56,295	74,159
KED Resale	35,164	29,777
Cash, A/R, and investments in securities	1,294,129	1,361,958
Goodwill - Passive components	202,774	202,774
Goodwill - AVX Interconnect	10,277	10,277
Corporate activities	305,255	258,492
Total	$2,477,413	$2,549,916

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net sales:
Americas	$92,946	$102,838	$185,802	$202,779
Europe	86,596	103,045	175,679	195,565
Asia	147,919	146,810	280,803	285,703
Total	$327,461	$352,693	$642,284	$684,047

10. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six month periods ended September 30, 2016 and 2017:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Service cost	$42	$33	$233	$231
Interest cost	364	352	1,152	1,136
Expected return on plan assets	(445)	(450)	(1,458)	(1,450)
Recognized actuarial loss	456	286	311	329
Net periodic pension cost	$417	$221	$238	$246

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Service cost	$84	$66	$467	$459
Interest cost	728	704	2,405	2,244
Expected return on plan assets	(890)	(900)	(3,045)	(2,867)
Recognized actuarial loss	912	571	650	650
Net periodic pension cost	$834	$441	$477	$486

Based on current actuarial computations, during the six months ended September 30, 2017, we made contributions of $3,095 to the international plans. We expect to make additional contributions of approximately $3,073 to the international plans over the remainder of fiscal 2018. We made $261 in contributions to the U.S. plans during the six months ended September 30, 2017. We do not anticipate making additional contributions to the U.S. plans over the remainder of the fiscal year.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2017 and September 30, 2017, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,151	Accrued expenses	$690

September 30, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$807	Accrued expenses	$871

For these derivatives designated as cash flow hedging instruments, during the three and six month periods ended September 30, 2017, net pre-tax losses of $(1,565) and $(813), respectively, were recognized in other comprehensive income. In addition, during the three and six month periods ended September 30, 2017, net pre-tax gains of $1,368 and $2,413, respectively, were reclassified from accumulated other comprehensive income into cost of sales (for hedging purchases), and net pretax losses of  $(1,596) and  $(2,017), respectively, were reclassified from accumulated other comprehensive income into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2017 and September 30, 2017, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$341	Accrued expenses	$196

September 30, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$45	Accrued expenses	$473

For these derivatives not designated as cash flow hedging instruments during the three and six month periods ended September 30, 2017,  losses of $(395) and $(877), respectively on hedging contracts were recognized in other income, along with the approximately $(762) and $(1,324), respectively, in exchange losses that were recognized in other income in the accompanying statement of operations.

At March 31, 2017 and September 30, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $193,156 and $247,513, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

12. Subsequent Events:

On October 19, 2017, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended September 30, 2017. The dividend will be paid to stockholders of record on November 2, 2017 and will be disbursed on November 16, 2017.

On October 2, 2017, AVX Corporation announced it had completed the acquisition of the TS&C division of TT Electronics, PLC, a United Kingdom (U.K.) Company, for approximately $156.0 million in cash. The purchase comprises TS&C’s manufacturing subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations.  The transaction is subject to customary post-closing adjustments based on the actual net debt and actual working capital of the target companies. For additional information about this transaction, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2,  2017, and Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. During the three and six month periods ended September 30, 2017, there were no significant changes to any critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, income taxes, and contingencies.

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

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments:  Passive Components, AVX Interconnect, and KED Resale. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale.  The AVX Interconnect segment consists primarily of automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.

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

Results of Operations - Three Months Ended September 30, 2016 and 2017

Our net income for the three months ended September 30, 2017 was $34.8 million, or $0.21 per share, compared to $26.5 million, or $0.16 per share, for the three months ended September 30, 2016.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2016	2017
Net sales	$327,461	$352,693
Gross profit	61,799	77,273
Operating income (loss)	32,752	44,786
Net income	26,520	34,818
Diluted earnings per share	$0.16	$0.21

Net sales in the three month period ended September 30, 2017 increased $25.2 million or 7.7%, to $352.7 million compared to $327.5 million in the three month period ended September 30, 2016. The increase in revenue was attributable to higher volumes across most of our markets resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, telecommunications, and consumer markets driven by the power of electronics to enhance the user experience such as in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IOT, or Internet of Things.  Sales were favorably impacted by approximately  $1.9 million as a result of currency exchange due to the strength of the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the quarters ended September 30, 2016 and 2017.

	Three Months Ended
(in thousands)	September 30,
Sales Revenue	2016	2017
Ceramic Components	$46,432	$57,319
Tantalum Components	78,600	93,987
Advanced Components	89,112	83,601
Total Passive Components	214,144	234,907
AVX Interconnect	29,170	32,577
KCP Resale Connectors	7,755	9,439
KDP and KCD Resale	76,392	75,770
Total KED Resale	84,147	85,209
Total Revenue	$327,461	$352,693

Passive Components sales increased $20.8 million, or 9.7% to $234.9 million in the three month period ended September 30, 2017 compared to sales of  $214.1 million during the same period last year. The sales increase in Passive Components product sales was driven by increased volume for our Ceramic and Tantalum component groups as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components. The sales decrease in our Advanced components was primarily attributable to the reduction in sales of certain advanced ceramic capacitors which were the subject of intellectual property litigation whereby our sales of those products ended in March of 2017.

Total Interconnect product sales, including AVX Interconnect and KCP Resale connectors, increased $5.1 million, or 13.8%, to $42.0 million in the three month period ended September 30, 2017 compared to $36.9 million during the same period last year. This increase is primarily attributable to increased demand in the European automotive markets.

KDP and KCD Resale sales decreased $0.6 million, or 0.8%, to $75.8 million in the three month period ended September 30, 2017 compared to $76.4 million during the same period last year. This decrease is primarily a result of lower demand from our cellular telecommunication customers in the Asian region when compared to the same period last year.

Geographically, compared to the same period last year, sales increased in the American and European regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. Sales in the Asian, American, and European markets represented 41.6%,  29.2% and 29.2% of total sales, respectively, for the three month period ended September 30, 2017. This compares to 45.2%,  28.4% and 26.4% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 49.0% of total sales for the three month period ended September 30, 2017, compared to 44.6% for the three month period ended September 30, 2016. Overall,  distributor activity increased when compared to the same period last year as distributors increased order activity in response to good end market demand during the quarter. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.5 million, or 4.4% of gross sales to distributor customers for the three month period ended September 30, 2017, and $6.8 million, or 4.6% of gross sales to distributor customers, for the three month period ended September 30, 2016. Applications under such programs for the three month periods ended September 30, 2017 and 2016 were approximately $7.3 million and $5.0 million, respectively.

Gross profit in the three month period ended September 30, 2017 was 21.9% of sales, or $77.3 million, compared to a gross profit margin of 18.9%, or $61.8 million, in the three month period ended September 30, 2016. This overall increase in dollars is primarily attributable to higher sales. For the three month period ended September 30, 2016, gross profit margin was negatively impacted by 3.1% as a result of $12.8 million of previously disclosed intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Southern California by Presidio Components, Inc., partially offset by $2.9 million from increased sales prices related to the affected products. As a result, overall gross margin as a percentage of sales for the three month period ended September 30, 2017 is relatively flat compared to the same three month period last year as we were able to offset increasing manufacturing costs with manufacturing efficiencies and other cost savings actions. In addition, costs due to currency movement were unfavorably impacted by $1.3 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended September 30, 2017 were $32.5 million, or 9.2% of net sales, compared to $29.0 million, or 8.9% of net sales, in the three month period ended September 30, 2016. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and increased litigation and acquisition costs.

Income from operations was $44.8 million in the three month period ended September 30, 2017 compared to $32.8 million in the three month period ended September 30, 2016. This increase was a result of the factors described above.

Other income, net was $4.3 million for the three month period ended September 30, 2017 compared to $2.7 million for the same three month period last year. This increase was primarily due to $2.3 million of interest related to refunded income taxes, partially offset by foreign exchange losses resulting from currency fluctuations.

Our effective tax rate for the three month period ended September 30, 2017 was 29.0% compared to 25.3% for the three month period ended September 30, 2016.  The increase in the effective tax rate is principally due  to a decrease in the level of  favorable transfer pricing and other adjustments in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the three month period ended September 30, 2017 was $34.8 million compared to $26.5 million for the same three month period last year.

Results of Operations – Six Months Ended September 30, 2016 and 2017

Our net income for the six months ended September 30, 2017 was $66.3 million, or $0.39 per share, compared to $56.4 million, or $0.34 per share, for the six months ended September 30, 2016.

	Six Months Ended
	September 30,
(in thousands, except per share data)	2016	2017
Net sales	$642,284	$684,047
Gross profit	131,662	151,119
Operating income	67,538	87,217
Net income	56,409	66,302
Diluted earnings per share	$0.34	$0.39

Net sales in the six month period ended September 30, 2017 increased $41.7 million, or 6.5%, to $684.0 million compared to $642.3 million in the six month period ended September 30, 2016. The increase in revenue was attributable to higher volumes across most of our markets resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, telecommunications, and consumer markets driven by the power of electronics to enhance the user experience such as in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control, and security devices enabled through the IOT. The net impact of currency movement against the U.S. Dollar had  an unfavorable impact on sales across all product lines of  $1.0 million when compared to the same six month period last year.

The table below represents product group revenues for the six months ended September 30, 2016 and 2017.

	Six Months Ended
(in thousands)	September 30,
Sales Revenue	2016	2017
Ceramic Components	$96,555	$108,375
Tantalum Components	156,131	182,940
Advanced Components	172,407	168,530
Total Passive Components	425,093	459,845
AVX Interconnect	59,657	62,261
KCP Resale Connectors	14,582	18,143
KDP and KCD Resale	142,952	143,798
Total KED Resale	157,534	161,941
Total Revenue	$642,284	$684,047

Passive Components sales increased $34.7 million, or 8.2% to $459.8 million in the six month period ended September 30, 2017 compared to sales of $425.1 million during the same six month period last year. The increase in Passive Components product sales was driven by increased volume in our Ceramic and Tantalum Components as a result of steadily improving global market conditions and our focus on the sale of higher capacitance components. The sales decrease in our Advanced Components was primarily attributable to the reduction in sales of certain advanced ceramic capacitors which were the subject of intellectual property litigation whereby our sales of those products ended in March of 2017.

Total Interconnect product sales, including AVX Interconnect and KCP Resale connectors, increased $6.2 million, or 8.3%, to $80.4 million in the six month period ended September 30, 2017 compared to $74.2 million during the same period last year. This increase is primarily attributable to increased demand in the U.S. and European automotive markets.

KDP and KCD Resale sales increased $0.8 million, or 0.6%, to $143.8 million in the six month period ended September 30, 2017 compared to $143.0 million during the same period last year. This slight increase is primarily a result of higher demand from our telecommunications customers.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. Sales in the Asian, American, and European markets represented 41.8%,  29.6% and 28.6% of total sales, respectively, for the six month period ended September 30, 2017. This compares to 43.7%,  28.9% and 27.4% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 48.8% of total sales for the six month period ended September 30, 2017, compared to 45.8% for the six month period ended September 30, 2016. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity in response to good end market demand during the period. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $14.3 million, or 4.3% of gross sales to distributor customers, for the six month period ended September 30, 2017, and $14.3 million, or 4.9% of gross sales to distributor customers, for the six month period ended September 30, 2016. Applications under such programs for the six month period ended September 30, 2017 and 2016 were approximately $14.0 million and $9.8 million, respectively.

Gross profit in the six month period ended September 30, 2017 was 22.1% of sales, or $151.1 million, compared to a gross profit margin of 20.5%, or $131.7 million, in the six month period ended September 30, 2016. This overall increase in dollars is primarily attributable to higher sales. For the six month period ended September 30, 2016, gross profit margin was negatively impacted by 2.0% as a result of $15.3 million of intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the District of Southern California by Presidio Components, Inc., partially offset by $2.9 million from increased sales prices related to the affected products. As a result, overall gross margin as a percentage of sales for the six month period ended September 30, 2017 is relatively flat compared to the same six month period last year as we were able to partially offset increasing manufacturing costs with manufacturing efficiencies and other cost savings actions. In addition, costs due to currency movement were favorably impacted by approximately $2.2 million when compared to the same period last year.

Selling, general and administrative expenses in the six month period ended September 30, 2017 were $63.9 million, or 9.3% of net sales, compared to $60.5 million, or 9.4% of net sales, in the six month period ended September 30, 2016. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and increased litigation and acquisition costs when compared to the same period last year.

During the six month period ended September 30, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property. We did not have any similar charges in the six month period ended September 30, 2017.

Income from operations was $87.2 million in the six month period ended September 30, 2017 compared to $67.5 million in the six month period ended September 30, 2016. This increase was a result of the factors described above.

Other income, net was $6.2 million for the six month period ended September 30, 2017 compared to $7.8 million for the same six month period last year. This decrease was primarily due to higher foreign exchange gains resulting from currency fluctuations and a gain on the sale of an idle facility of $1.6 million for the six month period ended September 30, 2016, partially offset by interest of $2.3 million related to refunded income taxes in the current period ended September 30, 2017.

Our effective tax rate for the six month period ended September 30, 2017 was 29.0% compared to 25.1% for the six months ended September 30, 2016. The increase in the effective tax rate is principally due to a decrease in the level of favorable transfer pricing and other adjustments in the current year when compared to the same period last year.

As a result of the factors discussed above, net income for the six month period ended September 30, 2017 was $66.3 million compared to $56.4 million for the same six month period last year.

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

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar  year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $75.8 million and $143.8 million and the related operating profit was $4.8 million and $9.3 million for the three and six month periods ended September 30, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $4.2 million and $10.0 million for the three and six month periods ended September 30, 2017.

On October 2, 2017, AVX Corporation announced it had completed the acquisition of the TS&C division of TT Electronics, PLC, a U.K. Company, for approximately $156.0 million in cash. The purchase comprises TS&C’s manufacturing subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations. In the year ended December 31, 2016, the TS&C business generated approximately $300.0 million of revenue. The transaction is subject to customary post-closing adjustments based on the actual net debt and actual working capital of the target companies.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, and capital expenditures. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of September 30, 2017, we had a current ratio of 8.5 to 1, $1.2 billion of cash, cash equivalents, and investments in securities, $2.3 billion of stockholders’ equity, and no borrowings.

Net cash provided by operating activities was $128.4 million in the six month period ended September 30, 2017 compared to $104.3 million of cash provided by operating activities in the six month period ended September 30, 2016.

Purchases of property and equipment were $38.9 million in the six month period ended September 30, 2017 and $28.0 million in the six month period ended September 30, 2016. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in the Czech Republic, Germany, El Salvador, and Malaysia.  We expect to incur total capital expenditures of approximately $70.0 million in fiscal 2018. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On October 2, 2017, AVX Corporation announced it had completed the acquisition of the TS&C division of TT Electronics, PLC, a U.K. Company, for approximately $156.0 million in cash. The purchase comprises TS&C’s manufacturing subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations. In the year ended December 31, 2016, the TS&C business generated approximately $300.0 million of revenue. The transaction is subject to customary post-closing adjustments based on the actual net debt and actual working capital of the target companies.

Historically, our funding is internally generated through operations,  investment income from cash, cash equivalents, and investments in securities and cash on hand.  We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of September 30, 2017, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, the acquisition of TS&C,  and dividend payments or stock repurchases to be made during the next twelve months.  While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2017, we did not have any significant delivery contracts outstanding.

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

New Accounting Standards

Information related to new Statements of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as well as in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. Dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. Additionally, purchases of resale products from Kyocera may be denominated in Yen. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rates as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. See Note 11 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

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

In addition, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. We did not make any repurchases in the three month period ended September 30, 2017. As of September 30, 2017, there were 3,067,074 shares that may yet be repurchased under this program.

ITEM 6.	EXHIBITS
Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.
Exhibit 31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2017.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date:   November 3, 2017

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance