Form 10-Q
period 2017-12-31
AVX Corp
filed 2018-02-08
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2018
Common Stock, par value $0.01 per share	168,363,769

AVX Corporation and Subsidiaries

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2017	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$578,634	$464,173
Short-term investments in securities	528,748	541,215
Accounts receivable - trade, net	176,730	241,255
Accounts receivable - affiliates	10,074	7,615
Inventories, net	474,128	497,291
Income taxes receivable	34,287	3,205
Prepaid and other	33,803	53,689
Total current assets	1,836,404	1,808,443
Property and equipment, net	239,951	374,976
Goodwill	213,051	230,018
Intangible assets, net	53,650	67,503
Deferred income taxes	124,589	89,425
Other assets	9,768	15,026
Total Assets	$2,477,413	$2,585,391
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$43,778	$69,291
Accounts payable - affiliates	36,663	33,975
Income taxes payable	3,944	15,440
Accrued payroll and benefits	32,980	42,017
Accrued expenses	98,702	111,809
Total current liabilities	216,067	272,532
Pensions	12,663	13,417
Deferred income taxes	957	10,615
Income taxes payable	-	69,511
Other liabilities	31,247	38,823
Total Liabilities	260,934	404,898

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 167,930 and 168,317 shares at March 31, 2017 and December 31, 2017, respectively	1,764	1,764
Additional paid-in capital	357,203	359,109
Retained earnings	2,033,285	1,950,016
Accumulated other comprehensive (loss)	(67,163)	(26,776)
Treasury stock, at cost:
8,439 and 8,051 shares at March 31, 2017 and December 31, 2017, respectively	(108,610)	(103,620)
Total Stockholders' Equity	2,216,479	2,180,493
Total Liabilities and Stockholders' Equity	$2,477,413	$2,585,391

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Net sales	$340,799	$431,795	$983,083	$1,115,842
Cost of sales	261,408	349,692	772,030	882,620
Gross profit	79,391	82,103	211,053	233,222
Selling, general and administrative expenses	28,450	36,772	88,974	100,674
Legal and environmental charges	-	-	3,600	-
Profit from operations	50,941	45,331	118,479	132,548
Other income (loss):
Interest income	1,952	2,907	5,298	10,305
Other, net	(547)	(686)	3,901	(1,917)
Income before income taxes	52,346	47,552	127,678	140,936
Provision for income taxes	16,827	140,764	35,750	167,846
Net income (loss)	$35,519	$(93,212)	$91,928	$(26,910)

Income (loss) per share:
Basic	$0.21	$(0.55)	$0.55	$(0.16)
Diluted	$0.21	$(0.55)	$0.55	$(0.16)

Dividends declared (per share)	$0.110	$0.115	$0.325	$0.340
Weighted average common shares outstanding:
Basic	167,418	168,313	167,399	168,216
Diluted	167,856	168,313	167,664	168,216

See accompanying notes to consolidated financial statements

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Net income (loss)	$35,519	$(93,212)	$91,928	$(26,910)
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(28,157)	7,749	(26,363)	41,196
Foreign currency cash flow hedges adjustment	(2,453)	(518)	(1,926)	(939)
Pension liability adjustment	16	243	(765)	130
Other comprehensive income (loss), net of income taxes	(30,594)	7,474	(29,054)	40,387
Comprehensive income (loss)	$4,925	$(85,738)	$62,874	$13,477

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31,
	2016	2017
Operating Activities:
Net income (loss)	$91,928	$(26,910)
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,752	38,258
Stock-based compensation expense	1,839	2,527
Deferred income taxes	(4,225)	40,666
Gain (loss) on disposal of property and equipment	(2,014)	60
Changes in operating assets and liabilities, excluding acquisition:
Accounts receivable	(14,506)	(3,499)
Inventories	14,974	28,152
Accounts payable and accrued expenses	33,497	(55,523)
Income taxes payable	(23,473)	81,159
Other assets	10,979	36,297
Other liabilities	20,529	19,763
Net cash provided by operating activities	160,280	160,950

Investing Activities:
Purchases of property and equipment	(45,589)	(65,249)
Purchase of business, net of cash acquired	-	(150,277)
Purchases of investment securities	(1,001,900)	(1,476,235)
Redemptions of investment securities	956,754	1,466,490
Proceeds from property, plant & equipment dispositions	11,266	10
Other investing activities	-	(969)
Net cash used in investing activities	(79,469)	(226,230)

Financing Activities:
Dividends paid	(53,554)	(56,359)
Purchase of treasury stock	(4,833)	-
Proceeds from exercise of stock options	5,938	4,369
Payments of tax withholdings for vested restricted stock units	-	(498)
Excess tax benefit from stock-based payment arrangements	367	-
Net cash used in financing activities	(52,082)	(52,488)

Effect of exchange rate on cash	(2,042)	3,307

Increase (decrease) in cash and cash equivalents	26,687	(114,461)

Cash and cash equivalents at beginning of period	454,208	578,634

Cash and cash equivalents at end of period	$480,895	$464,173

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three and nine month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. During the three and nine month periods ended December 31, 2017, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, and contingencies other than those discussed below related to income taxes.

In relation to critical estimates for income taxes, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the U.S. on December 22, 2017. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. This was the primary reason for a change in AVX's global tax rate estimate for the fiscal year ending March 2018, resulting in a blended, estimated global tax rate of 27% for fiscal 2018. The Act also resulted in an estimated net decrease in the valuation of U.S. net current and deferred tax assets and liabilities of $24.7 million. The Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S. This one-time tax is assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions, and at an 8% rate on all other non-liquid asset positions. This one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.6 million, which is payable in installments over an eight-year period beginning in 2018.

Based on our current interpretation of the Act, we made reasonable estimates to record provisional adjustments during our fiscal third quarter ended December 31, 2017. Our estimates are subject to change as we accumulate, refine and assess the information and data to finalize the underlying calculations. We will continue to assess all of the relevant aspects of the Act, including expected guidance under the Act, among other things that might impact our income tax provision.

In consideration of the Act, the Company has determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely.  Accordingly, we provided for estimated foreign withholding taxes and associated foreign tax credits related to the potential distribution of such earnings. Therefore, in addition to the one-time tax noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings.

Relevant New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are assessing the impact of the new standard and our technical analysis is on-going with respect to the portfolios of our recently acquired companies. In addition, we are finalizing the assessment of our other portfolios and determining the estimated impact on our consolidated financial statements and our internal control framework over revenue recognition.

In February 2016, FASB issued ASU 2016-02, “Leases.” This guidance changes the requirements for inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding finance leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We previously disclosed prior to our recent acquisitions that we anticipated no material impact from adopting ASU 2016-02. However, we are in the process of updating our assessment to include the impact of our recently acquired companies.

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

2. Acquisition:

On October 2, 2017, AVX acquired the AB Electronics sensing and control business from TT Electronics, PLC, for $150.3 million, net of cash acquired. Now named Sensing and Control (“S&C”) and consolidated with our Interconnect, Sensing and Control Devices segment (formerly AVX Interconnect) for financial reporting purposes, the acquisition enhances AVX’s position in the automotive business and provides further opportunities for expansion and growth. Goodwill associated with the acquisition has been allocated to the Interconnect, Sensing and Control Devices reporting unit.

The Company has used the acquisition method of accounting to record the transaction in accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations.” In accordance with the acquisition method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values with the excess being allocated to goodwill. Factors that contributed to the recognition of goodwill include expected synergies and the trained workforce. The goodwill is not deductible for tax purposes.

As of December 31, 2017, a preliminary allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for S&C since the acquisition date are included in the accompanying consolidated statement of operations.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$50,425
Inventory	38,738
Other current assets and liabilities	(57,531)
Working capital	31,632
Property and equipment	83,854
Intangible Assets	18,168
Total identified assets and liabilities	133,654
Purchase price	150,277
Goodwill	$16,623

The purchase price allocation has been prepared based on preliminary estimates. Therefore, final amounts recorded may differ from information presented pending further review of the acquired business.

The unaudited pro forma combined financial information is provided for the three and nine month periods ended December 31, 2016 and 2017 as though S&C had been acquired as of April 1, 2016. These pro forma combined results of revenues have been prepared by adjusting our historical results to include the historical results of S&C based on information available. Unaudited pro forma net sales for the three month period ended December 31, 2016 would be $414,186 and $431,795, respectively. Unaudited pro forma net sales for the nine month periods ended December 31, 2016 and 2017 would be $1,220,787 and $1,289,793, respectively.

3. Earnings Per Share:

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Net income (loss)	$35,519	$(93,212)	$91,928	$(26,910)
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,418	168,313	167,399	168,216
Basic earnings (loss) per share	$0.21	$(0.55)	$0.55	$(0.16)
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,418	168,313	167,399	168,216
Effect of stock options	438	-	265	-
Weighted Average Shares used in Computing Diluted EPS (1)	167,856	168,313	167,664	168,216
Diluted earnings (loss) per share	$0.21	$(0.55)	$0.55	$(0.16)

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been antidilutive were 776 shares and no shares for the three months ended December 31, 2016 and 2017, respectively and 1,580 shares and 121 shares for the nine months ended December 31, 2016 and 2017, respectively. In addition, 777 and 653 shares that would have been dilutive, if we had net income, were excluded from diluted earnings per share due to the Company’s net loss for the three and nine month periods ended December 31, 2017.

4. Trade Accounts Receivable:

	March 31, 2017	December 31, 2017
Gross Accounts Receivable - Trade	$198,491	$264,360
Less:
Allowances for doubtful accounts	1,285	1,181
Stock rotation and ship from stock and debit	14,853	15,527
Sales returns and discounts	5,623	6,397
Total allowances	21,761	23,105
	$176,730	$241,255

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Allowances for doubtful accounts:
Beginning Balance	$1,160	$601	$423	$1,285
Charges	45	-	782	164
Applications	-	(143)	-	(991)
Translation, Acquisition and other	-	723	-	723
Ending Balance	$1,205	$1,181	$1,205	$1,181

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Stock rotation and ship from stock and debit:
Beginning Balance	$18,803	$15,119	$14,314	$14,853
Charges	5,362	8,309	19,649	22,575
Applications	(6,600)	(7,901)	(16,398)	(21,901)
Ending Balance	$17,565	$15,527	$17,565	$15,527

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Sales returns and discounts:
Beginning Balance	$6,138	$5,076	$6,681	$5,623
Charges	4,698	6,105	12,079	12,885
Applications	(3,388)	(4,877)	(11,307)	(12,249)
Translation, Acquisition and other	(52)	93	(57)	138
Ending Balance	$7,396	$6,397	$7,396	$6,397

5. Fair Value:

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

During the three and nine month periods ended December 31, 2016 and 2017, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	1,492	-	1,492	-
Total	$7,574	$4,810	$2,764	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	886	-	886	-
Total	$6,968	$4,810	$2,158	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,970	$5,788	$1,182	$-
Foreign currency derivatives(2)	237	-	237	-
Total	$7,207	$5,788	$1,419	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,970	$5,788	$1,182	$-
Foreign currency derivatives(2)	999	-	999	-
Total	$7,969	$5,788	$2,181	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets or accrued expenses in the consolidated balance sheets. Unrealized gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives designated as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2017 and December 31, 2017, all of our forward contracts are valued using Level 2 measurements.

6. Financial Instruments and Investments in Securities:

At March 31, 2017 and December 31, 2017, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate bonds	$10,120	$-	$(1)	$10,119
Time deposits	518,628	148	-	518,776
	$528,748	$148	$(1)	$528,895

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$9,998	$35	$-	$10,033
Time deposits	531,217	123	-	531,340
	$541,215	$158	$-	$541,373

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2017, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$541,215	$541,373
Due after one year through five years	-	-
Total	$541,215	$541,373

7. Inventories:

	March 31, 2017	December 31, 2017
Finished goods	$92,563	$96,114
Work in process	107,392	119,421
Raw materials	274,173	281,756
	$474,128	$497,291

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $14,270 at December 31, 2017, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $19,181 and $18,773 at March 31, 2017 and December 31, 2017, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3,892 and $3,484 in accrued expenses at March 31, 2017 and December 31, 2017, respectively, and $15,289 in other non-current liabilities at both March 31, 2017 and December 31, 2017. The amounts recorded for identified environmental liabilities are based on estimates. Periodically we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties.”

We had total reserves of $74,559 and $74,538 plus accrued interest in accrued expenses as of March 31, 2017 and December 31, 2017, respectively, with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own. The cases in Canada have not been consolidated. These cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(28,157)	$(28,157)	$7,749	$7,749
Foreign currency cash flow hedges adjustment	(3,061)	(2,453)	(690)	(518)
Pension liability adjustment	22	16	321	243
Other comprehensive income (loss)	$(31,196)	$(30,594)	$7,380	$7,474

	Nine Months Ended
	December 31,
	2016		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(26,363)	$(26,363)	$41,196	$41,196
Foreign currency cash flow hedges adjustment	(2,440)	(1,926)	(1,215)	(939)
Pension liability adjustment	(1,013)	(765)	171	130
Other comprehensive income (loss)	$(29,816)	$(29,054)	$40,152	$40,387

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2016 and 2017. Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three and nine month periods ended December 31, 2016 and 2017.

10. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with five main product groups and three reportable segments. Our five main product groups are: Ceramic Components; Tantalum Components; Advanced Components; Interconnect, Sensing and Control Devices (formerly AVX Interconnect); and Kyocera Electronic Devices (“KED”). The reportable segments are: Passive Components, Interconnect, Sensing and Control Devices, and KED Resale. The product groups of Ceramic, Advanced, and Tantalum Components have been aggregated into the Passive Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The product groups of S&C have been aggregated into the Interconnect, Sensing and Control Devices segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2016	2017	2016	2017
Ceramic Components	$49,235	$60,136	$145,907	$168,512
Tantalum Components	78,113	90,517	234,245	273,457
Advanced Components	103,686	78,884	275,975	247,413
Total Passive Components	231,034	229,537	656,127	689,382
Interconnect, Sensing and Control Devices	28,128	125,228	87,785	187,489
KCP Resale Connectors	7,780	8,808	22,362	26,951
KDP and KCD Resale	73,857	68,222	216,809	212,020
Total KED Resale	81,637	77,030	239,171	238,971
Total Revenue	$340,799	$431,795	$983,083	$1,115,842

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Operating profit:
Passive Components	$61,497	$50,166	$148,557	$151,697
Interconnect, Sensing and Control Devices	3,929	6,637	13,672	13,281
KED Resale	3,777	4,714	13,376	13,978
Corporate activities	(18,262)	(16,186)	(57,126)	(46,408)
Total	$50,941	$45,331	$118,479	$132,548

	As of	As of
	March 31, 2017	December 31, 2017
Assets:
Passive Components	$573,519	$586,915
Interconnect, Sensing and Control Devices	56,295	126,907
KED Resale	35,164	25,747
Cash, A/R, and investments in securities	1,294,129	1,254,258
Goodwill - Passive Components	202,774	202,774
Goodwill - Interconnect, Sensing and Control Devices	10,277	27,244
Corporate activities	305,255	361,546
Total	$2,477,413	$2,585,391

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Net sales:
Americas	$101,668	$96,508	$287,470	$299,287
Europe	85,339	183,523	261,018	379,088
Asia	153,792	151,764	434,595	437,467
Total	$340,799	$431,795	$983,083	$1,115,842

11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine month periods ended December 31, 2016 and 2017:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Service cost	$42	$33	$218	$229
Interest cost	364	352	1,089	1,151
Expected return on plan assets	(445)	(450)	(1,377)	(1,469)
Recognized actuarial loss	456	286	294	333
Net periodic pension cost	$417	$221	$224	$244

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Service cost	$126	$99	$685	$688
Interest cost	1,093	1,056	3,494	3,394
Expected return on plan assets	(1,336)	(1,350)	(4,425)	(4,337)
Recognized actuarial loss	1,368	857	944	983
Net periodic pension cost	$1,251	$662	$698	$728

Based on current actuarial computations, during the nine months ended December 31, 2017, we made contributions of $4,648 to the international plans. We expect to make additional contributions of approximately $1,600 to the international plans over the remainder of fiscal 2018. We made $261 in contributions to the U.S. plans during the nine months ended December 31, 2017. We do not anticipate making additional contributions to the U.S. plans over the remainder of the fiscal year.

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

We primarily use forward contracts, with maturities less than four months, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2017 and December 31, 2017, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$1,151	Accrued expenses	$690

December 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$90	Accrued expenses	$844

For these derivatives designated as cash flow hedging instruments, during the three and nine month periods ended December 31, 2017, net pre-tax losses of $(130) and $(943), respectively, were recognized in other comprehensive income. In addition, during the three and nine month periods ended December 31, 2017, net pre-tax gains (losses) of $ (805) and $1,608, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pretax gains (losses) of $244 and $(1,774), respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2017 and December 31, 2017, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$341	Accrued expenses	$196

December 31, 2017
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$147	Accrued expenses	$155

For these derivatives not designated as cash flow hedging instruments during the three and nine month periods ended December 31, 2017, gains (losses) of $101 and $(777), respectively on hedging contracts were recognized in other income, along with the approximately $(1,277) and $(2,601), respectively, in exchange losses that were recognized in other income in the accompanying statement of operations.

At March 31, 2017 and December 31, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $193,156 and $182,680, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

13. Subsequent Events:

On February 7, 2018, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended December 31, 2017. The dividend will be paid to stockholders of record on February 23, 2018 and will be disbursed on March 5, 2018.

On January 31, 2018, AVX Corporation completed the purchase of Ethertronics Inc., a privately held manufacturer of passive and active antenna systems, for $138.5 million in cash and assumption of $11.5 million of net debt. The purchase comprises Ethertronics' six locations in China, South Korea, Vietnam, France, Taiwan, and the Americas, comprising research and development (“R&D”), manufacturing and sales office locations.  The transaction is subject to customary post-closing adjustments based on Ethertronics' actual net debt and actual working capital as of the closing. For additional information about this transaction, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2018, and Exhibit 10.1 found in Section 6, “Exhibits,” of this Form 10-Q.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in Note 1, “Critical Accounting Policies and Estimates,” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Other than income taxes as discussed in Note 1, "Critical Accounting Policies and Estimates," in the Notes to Consolidated Financial Statements in this Form 10-Q, there were no significant changes to other critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, revenue recognition, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three and nine month periods ended December 31, 2017.

Business Overview

AVX is a leading worldwide manufacturer, supplier, and reseller of a broad line of passive electronic components and interconnect, sensing and control devices, and related products. Electronic components and connector, sensing and control products manufactured or resold by AVX are used in virtually all types of electronic products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets.

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three main geographic regions: the Americas, Asia, and Europe. AVX is organized into five main product groups with three reportable segments: Passive Components, Interconnect, Sensing and Control Devices, and KED Resale. The Passive Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, and resistive products manufactured by AVX or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by, or for, AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX.

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

Results of Operations - Three Months Ended December 31, 2016 and 2017

Our net loss for the three months ended December 31, 2017 was $93.2 million, or $0.55 per share, compared to net income of $35.5 million, or $0.21 per share, for the three months ended December 31, 2016.

	Three Months Ended
	December 31,
(in thousands, except per share data)	2016	2017
Net sales	$340,799	$431,795
Gross profit	79,391	82,103
Operating income	50,941	45,331
Net income (loss)	35,519	(93,212)
Diluted earnings (loss) per share	$0.21	$(0.55)

Net sales in the three month period ended December 31, 2017 increased $91.0 million or 26.7%, to $431.8 million compared to $340.8 million in the three month period ended December 31, 2016. The increase in revenue includes sales of $90.5 million in our Interconnect, Sensing and Control Devices segment that are attributable to our acquisition of the AB Electronic sensing and control (“S&C”) business in early October 2017. Global market conditions remained favorable, contributing to higher overall demand, primarily in the automotive, telecommunications, and consumer markets driven by the power of electronics to enhance the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IoT, or Internet of Things. Sales were favorably impacted by approximately $7.4 million as a result of currency movement due to the strength of the Japanese Yen and Euro vis a vis the U.S. Dollar when compared to the same period last year.

The table below represents product group revenues for the quarters ended December 31, 2016 and 2017.

	Three Months Ended
(in thousands)	December 31,
Sales Revenue	2016	2017
Ceramic Components	$49,235	$60,136
Tantalum Components	78,113	90,517
Advanced Components	103,686	78,884
Total Passive Components	231,034	229,537
Interconnect, Sensing and Control Devices	28,128	125,228
KCP Resale Connectors	7,780	8,808
KDP and KCD Resale	73,857	68,222
Total KED Resale	81,637	77,030
Total Revenue	$340,799	$431,795

Passive Components sales decreased $1.5 million, or 0.6% to $229.5 million in the three month period ended December 31, 2017 compared to sales of $231.0 million during the same period last year. Sales increases for our Ceramic and Tantalum component groups were due to increased demand for our products across most markets resulting from favorable global market conditions and increased demand for our electronic component products resulting from technological advances across a broad range of IoT products. These increases were offset by sales decreases in our Advanced component group primarily due to a reduction in sales of certain advanced ceramic capacitors which were the subject of intellectual property litigation whereby our sales of those products generally ended in March of 2017.

Total interconnect, sensing and control devices product sales including Interconnect, Sensing and Control Devices and KCP Resale connectors sales increased $98.1 million to $134.0 million in the three month period ended December 31, 2017 compared to $35.9 million during the same period last year. This increase is primarily attributable to increased sales resulting from the addition of the S&C business and increased demand in the European automotive markets. S&C devices accounted for $90.5 million of the increased sales during the quarter ended December 31, 2017.

KDP and KCD Resale sales decreased $5.7 million, or 7.8%, to $68.2 million in the three month period ended December 31, 2017 compared to $73.9 million during the same period last year. This decrease is primarily a result of the gradual phase out of KDP and KCD Resale products resulting from the previously announced decision by Kyocera to market its manufactured passive component and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products starting January 1, 2018.

With the addition of S&C, whose sales are currently concentrated in Europe, overall sales percentages decreased in the Asia and Americas regions while sales increased in our Europe region compared to the same three-month period last year. Sales in the Asian, American, and European markets represented 35.1%, 22.4% and 42.5% of total sales, respectively, for the three month period ended December 31, 2017. This compares to 45.1%, 29.8% and 25.0% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 39.0% of total sales for the three month period ended December 31, 2017, compared to 43.7% for the three month period ended December 31, 2016. Our S&C device sales are primarily direct to OEM customers, which led to the decrease in our distributor sales percentage when compared to the same period last year. Distributor activity increased when compared to the same period last year as distributors increased order activity during the past several quarters in response to improved end-market demand and extended product delivery lead times. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $8.3 million, or 4.9% of gross sales to distributor customers for the three month period ended December 31, 2017, and $5.4 million, or 3.6% of gross sales to distributor customers, for the three month period ended December 31, 2016. Applications under such programs for the three month periods ended December 31, 2017 and 2016 were approximately $7.9 million and $6.6 million, respectively.

Gross profit in the three month period ended December 31, 2017 was $82.1 million, compared to a gross profit of $79.4 million in the three month period ended December 31, 2016. This overall increase in dollars is primarily attributable to higher sales. Gross profit as a percentage of sales for the three month period ended December 31, 2017 was 19.0% compared to 23.3% for the three month period ended December 31, 2016. This decline in gross profit as a percentage of sales is reflective of the sale of higher margin advanced ceramic capacitors during the quarter ended December 31, 2016 which were the subject of intellectual property litigation and could no longer be sold by us during the quarter ended December 31, 2017, in addition to increased costs during the quarter ended December 31, 2017 for the effects of purchase accounting adjustments to inventory and fixed assets related to the S&C acquisition. Costs due to currency movement were unfavorably impacted by $9.1 million when compared to the same period last year. Excluding these effects, gross profit as a percentage of sales was relatively flat compared to the same three month period last year as we were able to partially offset increasing manufacturing costs with manufacturing efficiencies and other cost-savings actions. For the three month period ended December 31, 2016, charges of $12.9 million related to the intellectual property damages award were almost fully offset by $12.5 million from increased sales prices for those advanced ceramic capacitors.

Selling, general and administrative expenses in the three month period ended December 31, 2017 were $36.8 million, or 8.5% of net sales, compared to $28.5 million, or 8.3% of net sales, in the three month period ended December 31, 2016. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and the effects of purchase accounting adjustments for intangible assets related to the S&C acquisition.

Income from operations was $45.3 million in the three month period ended December 31, 2017 compared to $50.9 million in the three month period ended December 31, 2016. This decrease was a result of the factors described above.

Other income, net, was $2.2 million for the three month period ended December 31, 2017 compared to $1.4 million for the same three month period last year.

The provision for income tax for the three month period ended December 31, 2017 was $140.8 million compared to $16.8 million for the three month period ended December 31, 2016. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the U.S. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. This was the primary reason for a change in AVX’s global tax rate estimate for the fiscal year ending March 2018, resulting in a blended estimated global tax rate of 27% for fiscal 2018. The Act also reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members. The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This estimated one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.6 million, which is payable in installments over an eight-year period beginning in 2018. Also, in consideration of the Act, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the one-time tax estimate noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings. Other provisions in the Act resulted in an estimated net decrease in the valuation of U.S. net current and deferred tax assets and liabilities of $24.7 million, which is also reflected in this quarter’s tax provision.

In addition, on December 21, 2017, the French Parliament enacted the Finance Law for 2018, which reduces France’s statutory corporate tax rate from its present 33.33% to 25%, in stages over the next five years. This rate decrease resulted in an estimated net decrease in AVX’s French net deferred tax assets and liabilities of $14.3 million, which is also reflected as a discrete charge in this quarter’s tax provision.

Excluding the one-time and separate income tax items discussed above, our effective tax rate for the quarter ended December 31, 2017 was approximately 23%. This rate reduction is reflective of the estimated fiscal year effect of lower U.S. income tax rates resulting from the Act.

As a result of the factors discussed above, net loss for the three month period ended December 31, 2017 was $93.2 million compared to net income of $35.5 million for the same three month period last year.

Results of Operations – Nine Months Ended December 31, 2016 and 2017

Our net loss for the nine months ended December 31, 2017 was $26.9 million, or $0.16 per share, compared to net income of $91.9 million, or $0.55 per share, for the nine months ended December 31, 2016.

	Nine Months Ended
	December 31,
(in thousands, except per share data)	2016	2017
Net sales	$983,083	$1,115,842
Gross profit	211,053	233,222
Operating income	118,479	132,548
Net income (loss)	91,928	(26,910)
Diluted earnings (loss) per share	$0.55	$(0.16)

Net sales in the nine month period ended December 31, 2017 increased $132.7 million, or 13.5%, to $1,115.8 million compared to $983.1 million in the nine month period ended December 31, 2016. The increase in revenue includes sales of $90.5 million in our Interconnect, Sensing and Control Devices segment that are attributable to our acquisition of S&C as described above. In addition, the increase in revenue was also attributable to higher volumes across most of our markets in Passive Components resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, telecommunications, and consumer markets driven by the power of electronics to enhance the user experience such as in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control, and security devices enabled through the IoT. The net impact of currency movement due to the strength of the Japanese Yen and Euro vis a vis the U.S. Dollar had a favorable impact on sales across all product lines of $6.4 million when compared to the same nine month period last year.

The table below represents product group revenues for the nine months ended December 31, 2016 and 2017.

	Nine Months Ended
(in thousands)	December 31,
Sales Revenue	2016	2017
Ceramic Components	$145,907	$168,512
Tantalum Components	234,245	273,457
Advanced Components	275,975	247,413
Total Passive Components	656,127	689,382
Interconnect, Sensing and Control Devices	87,785	187,489
KCP Resale Connectors	22,362	26,951
KDP and KCD Resale	216,809	212,020
Total KED Resale	239,171	238,971
Total Revenue	$983,083	$1,115,842

Passive Components sales increased $33.3 million, or 5.1% to $689.4 million in the nine month period ended December 31, 2017 compared to sales of $656.1 million during the same nine month period last year. The increase in Passive Components product sales was driven by increased volume in our Ceramic and Tantalum Components across most markets resulting from favorable global market conditions and increased demand for our electronic component products resulting from technological advances across a broad range of IoT products. These increases were offset by sales decreases in our Advanced component group primarily due to a reduction in sales of certain advanced ceramic capacitors which were the subject of intellectual property litigation whereby our sales of those products ended in March of 2017.

Total interconnect, sensing and control devices product sales, including Interconnect, Sensing and Control Devices and KCP Resale connectors, increased $104.3 million to $214.4 million in the nine month period ended December 31, 2017 compared to $110.1 million during the same period last year. This increase is primarily attributable to the impact from our S&C devices which accounted for $90.5 million of the increased sales and increased demand in the U.S. and European automotive markets.

KDP and KCD Resale sales decreased $4.8 million, or 2.2%, to $212.0 million in the nine month period ended December 31, 2017 compared to $216.8 million during the same period last year. This decrease is primarily a result of the gradual phase out of KDP and KCD Resale products resulting from the previously announced decision by Kyocera to market its manufactured passive component and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products starting January 1, 2018.

With the addition of S&C, whose sales are currently concentrated in Europe, overall sales percentages decreased in the Asian and American regions while sales increased in our European region compared to the same nine-month period last year. Sales in the Asian, American, and European markets represented 39.2%, 26.8% and 34.0% of total sales, respectively, for the nine month period ended December 31, 2017. This compares to 44.2%, 29.2% and 26.6% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 45.0% of total sales for the nine month period ended December 31, 2017, compared to 45.1% for the nine month period ended December 31, 2016. Overall, distributor sales activity increased when compared to the same nine month period last year as distributors increased order activity during the past several quarters in response to good end-market demand and extended product delivery lead times during the nine month period ended December 31, 2017. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $22.6 million, or 4.5% of gross sales to distributor customers, for the nine month period ended December 31, 2017, and $19.6 million, or 4.4% of gross sales to distributor customers, for the nine month period ended December 31, 2016. Applications under such programs for the nine month period ended December 31, 2017 and 2016 were approximately $21.9 million and $16.4 million, respectively.

Gross profit in the nine month period ended December 31, 2017 was $233.2 million, compared to a gross profit of $211.1 million, in the nine month period ended December 31, 2016. This overall increase in dollars is primarily attributable to higher sales. The decline in gross profit as a percentage of sales is reflective of the sale of higher margin advanced ceramic capacitors during the nine month period ended December 31, 2016 which were the subject of intellectual property litigation and could no longer be sold by us during the nine month period ended December 31, 2017, in addition to increased costs during the quarter ended December 31, 2017 for the effects of purchase accounting adjustments to inventory and fixed assets related to the S&C acquisition. For the nine month period ended December 31, 2016, gross profit was negatively impacted by approximately 3.0% as a result of $28.1 million of intellectual property damages award costs resulting from litigation with respect to a patent infringement case filed in the United States District Court for the Southern District of California by Presidio Components, Inc., partially offset by $15.3 million from increased sales prices related to those advanced ceramic capacitors. Costs due to currency movement were unfavorably impacted by approximately $6.9 million when compared to the same period last year. Excluding these effects, gross profit as a percentage of sales was relatively flat compared to the same nine month period last year as we were able to partially offset increasing manufacturing costs with manufacturing efficiencies and other cost-savings actions.

Selling, general and administrative expenses in the nine month period ended December 31, 2017 were $100.7 million, or 9.0% of net sales, compared to $89.0 million, or 9.1% of net sales, in the nine month period ended December 31, 2016. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and the effects of purchase accounting adjustments for intangible assets related to the S&C acquisition.

During the nine month period ended December 31, 2016, we recorded a $3.6 million charge related to estimated environmental remediation costs resulting from legacy environmental issues at an inactive property. We did not have any similar charges in the nine month period ended December 31, 2017.

Income from operations was $132.5 million in the nine month period ended December 31, 2017 compared to $118.5 million in the nine month period ended December 31, 2016. This increase was a result of the factors described above.

Other income, net was $8.4 million for the nine month period ended December 31, 2017 compared to $9.2 million for the same nine month period last year. This decrease was primarily due to higher foreign exchange gains resulting from currency fluctuations and a gain on the sale of an idle facility of $1.6 million for the nine month period ended December 31, 2016, partially offset by interest of $2.3 million related to refunded income taxes in the prior quarter ended September 30, 2017.

The provision for income tax expense for the nine month period ended December 31, 2017 was $167.8 million compared to $35.8 million for the nine month period ended December 31, 2016. On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. This was the primary reason for a change in AVX’s U.S. global taxable income tax rate estimate for our fiscal year ending March 2018, resulting in a blended estimated statutory global tax rate of 31.5% for fiscal 2018. The Act also reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members.  The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This estimated one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.6 million, which is payable in eight annual installments over an eight-year period beginning in 2018. Also, in consideration of the Act, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the one-time tax estimate noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings. Other provisions in the Act resulted in an estimated net decrease in the valuation of U.S. net current and deferred tax assets and liabilities of $24.7 million, which is also reflected in this quarter’s tax provision.

In addition, on December 21, 2017, the French Parliament enacted the Finance Law for 2018, which reduces France’s statutory corporate tax rate from its present 33.33% to 25%, in stages over the next five years.  This rate decrease resulted in an estimated net decrease in AVX’s French net deferred tax assets and liabilities of $14.3 million, which is also reflected as a discrete charge in this quarter’s tax provision.

As a result of the factors discussed above, net loss for the nine month period ended December 31, 2017 was $26.9 million compared to net income of $91.9 million for the same nine month period last year.

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

Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured passive component and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $68.2 million and $212.0 million and the related operating profit was $4.7 million and $14.0 million for the three and nine month periods ended December 31, 2017.

AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $6.3 million and $16.4 million for the three and nine month periods ended December 31, 2017.

On October 2, 2017, AVX completed the acquisition of S&C. The transaction totaled $150.3 million, net of cash acquired. The purchase comprises S&C’s subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations.

Following the end of the period covered by this report, on January 31, 2018, AVX completed its purchase of Ethertronics Inc. for $138.5 million in cash and assumption of $11.5 million in net debt. Ethertronics operates facilities in six locations in China, South Korea, Vietnam, France, Taiwan, and the Americas, comprising R&D, manufacturing and sales office locations. In the financial year ended December 31, 2017, Ethertronics generated approximately $90.0 million of revenue. The transaction is subject to customary post-closing adjustments based on Ethertronics' actual net debt and actual working capital as of closing.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic devices, which require electronic components, interconnect devices and automotive sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, (c) opportunities for growth in our Advanced Component and Interconnect, Sensing and Control devices due to advances in component design and our production capabilities, and (d) the successful integration of the S&C acquisition. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, and capital expenditures. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of December 31, 2017, we had a current ratio of 6.6 to 1, $1.0 billion of cash, cash equivalents, and investments in securities, $2.2 billion of stockholders’ equity, and no borrowings. On December 22, 2017, the Act was enacted in the U.S. Among numerous other provisions, the Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a territorial tax system for resident corporations and related corporate group members. The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This tax, approximately $75.6 million, is payable in installments over an eight-year period beginning in 2018. In consideration of the Act, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the U.S. taxes on such earnings noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings. As a result of the Act we will have greater flexibility to redirect our global cash resources where they are needed.

Net cash provided by operating activities was $161.0 million in the nine month period ended December 31, 2017 compared to $160.3 million of cash provided by operating activities in the nine month period ended December 31, 2016.

Purchases of property and equipment were $65.2 million in the nine month period ended December 31, 2017 and $45.6 million in the nine month period ended December 31, 2016. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in the Czech Republic, Germany, El Salvador, and Malaysia. We expect to incur total capital expenditures of approximately $80.0 million in fiscal 2018. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On October 2, 2017, AVX completed the acquisition of S&C for $150.3 million, net of cash acquired. The purchase comprises S&C’s subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations.

Following the end of the period covered by this report, on January 31, 2018, AVX completed the purchase of Ethertronics Inc. for $138.5 million in cash and assumption of $11.5 million in net debt. Ethertronics operates facilities in six locations in China, South Korea, Vietnam, France, Taiwan, and the Americas, comprising R&D, manufacturing and sales office locations. In the financial year ended December 31, 2017, Ethertronics generated approximately $90.0 million of revenue. The transaction is subject to customary post-closing adjustments based on Ethertronics' actual net debt and actual working capital as of closing.

Historically, our funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of December 31, 2017, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, the acquisition of Ethertronics, Inc., and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2017, we did not have any significant delivery contracts outstanding.

Commitments and Contingencies

Information related to commitments and contingencies can be found in Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as well as in Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant’s disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2, “Acquisitions,” the Company acquired S&C in October 2017. This acquisition represents approximately 21.0% of the Company’s consolidated revenue for the three month period ended December 31, 2017, and approximately 3.5% of the Company’s consolidated assets. Management’s evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017 excludes any evaluation of the internal control over financial reporting of S&C.

In addition, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 8, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

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

Issuer Purchases of Equity Securities

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. We did not make any repurchases in the three month period ended December 31, 2017. As of December 31, 2017, there were 3,067,074 shares that may yet be repurchased under this program.

ITEM 6.	EXHIBITS

Exhibit 10.1	Agreement and Plan of Merger, dated December 29, 2017 by and among AVX Corporation, Armstrong Alpert, Inc., Ethertronics, Inc., and Fortis Advisors LLC.

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2018.

Exhibit 31.2

Certification of Kurt P. Cummings, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 8, 2018.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Vice President of Corporate Finance (Principal Accounting Officer).

Date: February 8, 2018

AVX Corporation

By:	/s/ Michael E. Hufnagel

Michael E. Hufnagel
Vice President of Corporate Finance