Form 10-K
period 2018-03-31
AVX Corp
filed 2018-05-18
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File Number: 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 AVX Boulevard, Fountain Inn, South Carolina	29644
(Address of principal executive offices)	(Zip Code)

(864) 967-2150

(Registrant's telephone number, including area code)

Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing sales price of $18.23 on September 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $847,283,677.

As of May 15, 2018, there were 168,512,387 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2018, are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation, and statements of the Company's plans and objectives for future operations, including, but not limited to, those contained in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” or relating to the Company’s outlook for overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development, and capital expenditures, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “intends,” "could," "should," "continue," and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such language. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted in connection with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include: general economic conditions in the Company's market, including inflation, recession, interest rates, and other economic factors; casualty to or other disruption of the Company's facilities and equipment; changes in regulations related to our industry, trade regulations or environmental regulations; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. Forward looking statements are intended to speak only as of the date they are made and AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events.

PART I

Item 1.	Business

General

AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer, supplier, and reseller of a broad line of electronic components, interconnect, sensing and control devices, and related products. Electronic components and connector, sensing and control products manufactured or resold by AVX are used in many types of end use products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets.

Our electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters, passive and active electronic antennas, and other components manufactured in our facilities throughout the world, other manufacturing suppliers and, through March 31, 2018, components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder which owns approximately 72% of our outstanding common stock. We also sell electronic interconnect, sensing and control devices manufactured in our facilities and other manufacturing suppliers.

We are organized by product line with five main product groups: Ceramic Components; Tantalum Components; Advanced Components; Interconnect, Sensing and Control Devices; and Kyocera Electronic Devices (“KED”). Our reportable segments are based on the types of products from which we generate revenues and how management assesses performance and makes operating decisions related to these products. We had three reportable segments as of March 31, 2018: Electronic Components; Interconnect, Sensing and Control Devices; and KED Resale. Segment revenue and profit information is presented in Note 16 to the consolidated financial statements. The product groups of Ceramic Components, Tantalum Components and Advanced Components have been aggregated into the Electronic Components reportable segment. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas manufactured by us or purchased from other manufacturers for resale. The Sensing and Control Devices business acquired during fiscal 2018 has been included in the Interconnect, Sensing and Control Devices segment. The Ethertronics business acquired during fiscal 2018 has been included in the Advanced Components product group within the Electronic Components segment. The reportable segments have been presented in accordance with the United States Securities and Exchange Commission's (the "SEC") aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative functions.

Our customers consist of multi-national original equipment manufacturers, or OEMs, independent electronic component distributors, and electronic manufacturing service providers, or EMSs. We market our products through our own direct sales force and independent manufacturers' representatives, based upon market characteristics and demands. We coordinate our sales, marketing, and manufacturing organizations by strategic customer account and globally by region.

We sell our products to customers in a broad array of industries, such as telecommunications, information technology hardware, automotive electronics, medical devices and instrumentation, industrial instrumentation, transportation, energy harvesting, defense and aerospace electronic systems, and consumer electronics.

Our principal strategic advantages include:

Creating Technology Leadership. We have research and development locations in Czechia, France, Germany, India, Israel, Japan, Malaysia, South Korea, the United Kingdom and the United States, although a certain level of innovation occurs at every one of our manufacturing sites. We developed numerous new products and product extensions during fiscal 2018 in addition to those added through our acquisition activity. These new products add to the broad product line we offer to our customers. Our research scientists and design engineers are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses. Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while reducing manufacturing costs.

Providing a Broad Product Line. We believe that the breadth and quality of our product line and our ability to respond quickly to our customers’ design and delivery requirements make us a provider of choice for our multi-national customer base. We differentiate ourselves by providing our customers with a broad line of electronic component and interconnect, sensing and control solutions. This array of products allows our customers to streamline their purchasing and supply organization. Due to our broad product offering, none of our products individually represents a material portion of our revenues.

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. Excluding our acquisition activity, we have invested approximately $215 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing facilities and capabilities with respect to the manufacture of ceramic, tantalum, and advanced components as well as interconnect, sensing and control devices. In order to reduce the cost of production, our strategy has included the transfer to, and expansion of, manufacturing operations in countries such as China, Czechia, El Salvador, India, Malaysia, Mexico, Romania, and Vietnam.

Globally Coordinating our Marketing, Distribution, and Manufacturing Facilities. We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our global customers. We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing and warehouse operations in regions where we market the majority of our products. As of March 31, 2018, we had 33 manufacturing facilities located in 16 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of electronic component products providing passive and active component solutions for our customers. Passive electronic components do not require power to operate. Such components adjust and regulate voltage and current, store energy, and filter frequencies. Active electronic components, which include amplifying components such as our active antenna components, require power in some way to make them function. In fiscal 2018, sales of Electronic Components represented approximately 60% of our net sales, Interconnect, Sensing and Control Devices, together with KCP Resale Connectors, represented approximately 23% of our net sales, and KDP and KCD Resale represented approximately 17% of our net sales. The table below presents revenues for fiscal 2016, 2017 and 2018 by product group. Financial information concerning our Electronic Components, Interconnect, Sensing and Control Devices, and KED Resale segments is set forth in Note 16 to the consolidated financial statements included elsewhere herein.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2016	2017	2018
Ceramic Components	$176,502	$188,568	$226,204
Tantalum Components	311,888	314,723	366,194
Advanced Components	333,693	372,279	346,459
Total Electronic Components	822,083	875,570	938,857
Interconnect, Sensing and Control Devices	111,609	118,163	327,301
KCP Resale Connectors	23,751	30,027	36,090
KDP and KCD Resale	238,086	288,901	260,226
Total KED Resale	261,837	318,928	296,316
Total Revenue	$1,195,529	$1,312,661	$1,562,474

Electronic Components

Our strategic focus on the growing use of electronic components is reflected in our investment, excluding the cost of business acquired, of approximately $149 million in facilities and equipment used to manufacture electronic components during the past three fiscal years. Electronic Components accounted for approximately 60% of our net sales in fiscal 2018. We believe that sales of electronic components will continue to expand in the worldwide electronics market because technological advances in the markets that we serve have been constantly expanding the number and type of applications for these products.

We manufacture and resell a broad line of ceramic and tantalum electrolytic capacitors in many different sizes and configurations. Tantalum and ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. However, with current capacitance range extensions, we are seeing more demand for higher capacitance (“High CV”) products that increase the demand for certain products we sell. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 63% of our Electronic Component segment net sales in fiscal 2018.

We also manufacture and resell a broad line of advanced electronic components to fill the special needs of our customers. Our family of advanced components includes specialized ceramic, tantalum and film capacitors, high energy/voltage power capacitors, passive and active antennas and varistors. Our advanced product engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications. The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Sales of advanced electronic components accounted for approximately 37% of Electronic Component segment net sales in fiscal 2018.

Interconnect, Sensing and Control

We manufacture and resell high-quality electronic connectors, interconnect systems, and sensing and control devices for use in various industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for Interconnect, Sensing and Control products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, lighting, and stability and safety control systems. We produce fine pitch connectors used in portable devices such as smart phones, other cell phones, notebook computers, tablets, GPS, and other hand held devices. In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED, LCD, and medical devices and hardware markets. Excluding acquisition related spending, we have invested approximately $61 million in facilities and equipment over the past three years, as we continue to focus on new product development and enhancement of production capabilities for our Interconnect, Sensing and Control business. Sales of Interconnect, Sensing and Control products, including KCP Resale connector products, accounted for approximately 23% of net sales in fiscal 2018. Approximately 10% of combined Interconnect, Sensing and Control and KCP Resale connector net sales in fiscal 2018 consisted of connectors manufactured by Kyocera. See below “AVX and Kyocera – Resale Sales Channel Changes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions” for additional information regarding the Company’s relationship with Kyocera.

KED Resale

We had a non-exclusive license to distribute and sell select Kyocera-manufactured electronic component and connector products to our customers in certain geographical regions outside of Japan that terminated on January 1, 2018. The Kyocera KDP, KCP and KCD electronic components we marketed and sold included ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Sales of these products accounted for approximately 19% of net sales in fiscal 2018. For additional information regarding the Company’s relationship with Kyocera see below “AVX and Kyocera – Resale Sales Channel Changes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

AVX and Kyocera – Resale Sales Channel Changes

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $296.3 million and related operating profit was $18.2 million for the fiscal year ended March 31, 2018.

In February 2017, AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $21.9 million for the fiscal year ended March 31, 2018.

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

Approximately 26%, 37%, and 37% of our net sales for fiscal 2018 were to our customers in the Americas, Europe, and Asia, respectively. Financial information for these geographic regions is set forth in Note 16 to our consolidated financial statements included elsewhere herein. The section “Risk Factors,” contained herein, provides a discussion of risks associated with our non-U.S. operations.

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

Our customers use our products in a wide variety of applications. In order to maximize growth opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers. Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products. During the fiscal years ended March 31, 2016, March 31, 2017 and March 31, 2018, no single customer accounted for more than 10% of our sales. As of March 31, 2017 and March 31, 2018, one customer represented 12% and 8%, respectively, of the Company’s accounts receivable balance. Because we are a supplier to several significant manufacturers across a broad-base of electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

We also have qualified products under various specifications approved and monitored by the United States Defense Electronic Supply Center (“DSCC”) and European Space Agency (“ESA”), and approved under certain U.S. and non-U.S., foreign military specifications.

Typically, independent electronic component and interconnect device distributors handle a wide variety of products and fill orders for many customers. The sales terms under non-exclusive agreements with independent electronic component and interconnect device distributors may vary by distributor and by geographic region. Such agreements may include stock rotation and ship-from-stock and debit (“ship and debit”) programs. Stock rotation is a program whereby distributors are allowed to return qualified inventory semi-annually, for credit equal to a certain percentage, primarily limited to 5%, of the previous six months’ net sales. In the United States, we may use a ship and debit program under which we may grant pricing adjustments to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit programs require a request from the distributor for a pricing adjustment for a specific part of a sale to the distributor’s end customer from the distributor’s stock. In addition, certain agreements with distributors may include special incentive discounts based on the amount of product ordered or shipped. Our agreements with independent electronic component and interconnect device distributors generally also require that we repurchase qualified inventory from the distributor in the event that we terminate the distributor agreement or discontinue a particular product offering.

We had a backlog of orders of approximately $224 million at March 31, 2016, $280 million at March 31, 2017, and $535 million at March 31, 2018. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer-provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, product delivery lead times in the industry, and the completion of acquisitions. Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business expected in any ensuing period since many orders are placed and delivered within the same period. In addition, the increased use of vendor-managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

Research, Development, and Engineering

Our emphasis on research and development is evidenced by the fact that most of our manufactured products and manufacturing processes have been designed and developed by our own engineers and scientists. Our research and development activities are carried out at facilities located in Czechia, France, Germany, India, Israel, Japan, Malaysia, South Korea, the United Kingdom and the United States, although a certain level of innovation occurs at all of our manufacturing sites.

Our research and development effort and our operational-level engineering effort place a priority on the design and development of product extensions, innovative new products, and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of components for applications requiring reduced size and lower manufacturing costs associated with circuit board assembly. Research, development, and engineering expenditures were approximately $28 million, $31 million, and $42 million during fiscal 2016, 2017, and 2018, respectively. The 2018 expenditures include the impact of the two businesses acquired during the year. The level of such spending can fluctuate as new products are transferred to full-scale production and process enhancements are implemented.

We own United States patents as well as corresponding patents in various other countries, and also have patent applications pending, although no individual patent or family of patents is material to the successful operation of our business. For discussion regarding our licensing arrangement with Kyocera, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

Raw Materials

The costs of our products are influenced by a wide variety of raw materials, including tantalum and other minerals such as platinum, palladium, silver, nickel, gold, and copper as well as other chemicals and chemical mixes used in our manufacturing processes. The costs of these materials are subject to significant price fluctuation as well as occasional shortages. In some cases, raw materials cost increases may be offset by selling price increases, productivity improvements, and cost savings programs.

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

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. Historically, we had a policy of not using tantalum sourced from the conflict areas of the Democratic Republic of Congo (“DRC”), or any other area in which insurgents or similar groups benefit from the sale of minerals. As a key participant in Solutions for Hope, AVX was the first in its industry to validate a “closed tantalum pipe” process from the mine site to the customer. Furthermore, the “closed pipe” was validated under the Conflict-Free Smelter program in accordance with the principles of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank" Act) and the current Organization for Economic Cooperation and Development (“OECD”) guidelines. During 2017 and in the spirit of continuous improvement envisioned and enshrined by the OECD Due Diligence guidance, AVX continued to improve supply chain sustainability and reduce compliance cost by field-testing a new alternate traceability platform (“BSP”) and proof of concept of a geological science technique for mineral matching (Geological Passporting) in the DRC region. The result of the BSP pilot demonstrated that a new compliance model is possible using technology for the reporting, analysis, chain of custody and Geo Passporting for validation. AVX has obtained the patent for this technology and invested in equipment at its facility, thus mitigating supply chain risk by reducing cost and time required to validate the minerals and deliver them for manufacturing. Please refer to the Solutions for Hope website for more information.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the RBA/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries. AVX also observes the rules for other conflict minerals governed by the Dodd-Frank Act (tin, tungsten, and gold). AVX has implemented a Due Diligence Policy on Conflict Minerals, and actively engages in industry initiatives, including the Responsible Sourcing Initiative (“RMI”), the ITRI Tin Supply Chain Initiative (“iTSCi”), and the Tantalum-Niobium International Study Center (“TIC”). AVX’s program for conflict minerals compliance has been independently audited as required by SEC rules annually since 2015. Further details of this effort are available in AVX’s annual Form SD filings under the Dodd-Frank Act at www.sec.gov.

Our continued efforts affirm our commitment to supply conflict-free minerals to our customers and to comply fully with the OECD guidelines and SEC regulations.

Competition

Markets for our products are highly competitive. We encounter aggressive and able competition in our various product lines from many domestic and non-U.S. manufacturers. Competitive factors in the markets include product quality and reliability, breadth of product line, customer service, technological innovation, global production presence, timely delivery, and price. We believe we are competitively positioned on each of these factors. The breadth of our product offering enables us to strengthen our market position by providing customers with one of the broadest selections of electronic components and interconnect, sensing and control devices available from any one source.

Employees

As of March 31, 2018, we employed approximately 14,920 full-time employees. Approximately 1,430 of these employees are employed in the United States, of which, approximately 110 are covered by collective-bargaining arrangements. In addition, some non-U.S. employees are members of trade and government-affiliated unions. Our relationship with our employee union groups is generally good. However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

Environmental Matters

We are subject to federal, state, and local laws and regulations concerning the environment in the United States and to the environmental laws and regulations of the other countries in which we operate. These regulations include limitations on discharges into air and water; remediation requirements; chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and hazardous materials transportation, treatment, storage and disposal restrictions. If we fail to comply with any of the applicable environmental regulations, we may be subject to fines, suspension of production, alteration of our manufacturing processes, sales limitations, and criminal and civil liabilities. Existing or future regulations could require us to procure expensive pollution abatement or remediation equipment, to modify product designs, or to incur expenses to comply with environmental regulations. Any failure to control the use, disposal, or storage, or to adequately restrict the discharge of hazardous substances, could subject us to future liabilities and could have a material adverse effect on our business. Based on our periodic reviews of the operating policies and practices at all of our facilities, we believe that our operations are currently in compliance with applicable environmental laws and regulations.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or equivalent non-U.S., state or local laws, for clean-up and response costs associated with certain sites at which remediation is required with respect to prior contamination. Because CERCLA or such non-U.S. and state statutes authorize joint and several liability, the regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $14.2 million at March 31, 2018, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $19.2 million and $18.6 million at March 31, 2017 and March 31, 2018, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3.9 million and $3.3 million in accrued expenses at March 31, 2017 and March 31, 2018, respectively, and $15.3 million in other non-current liabilities at both March 31, 2017 and March 31, 2018. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them based upon additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, and others, as responsible parties with respect to a location in Hamilton, Ontario that was at one time the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. This Director’s Order follows a draft order issued on November 4, 2015. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX, or one of the other responsive parties will initiate a private suit, and whether, in such an event, AVX will have any liability under applicable law. AVX intends to contest any such course of action that may be taken by the MoE.

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

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC including, but not limited to Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports from our website, go to “Investors,” then to “SEC Filings.”

The following corporate governance related documents, as well as others, are also available free of charge on our website:

●	Code of Business Conduct and Ethics
●	Code of Business Conduct and Ethics Supplement Applicable to the Chief Executive Officer, Chief Financial Officer, Controllers and Financial Managers
●	Corporate Governance Guidelines
●	Audit Committee Charter
●	Compensation Committee Charter
●	Special Advisory Committee Charter
●	Contact the Board – Whistleblower and Ethics Hotline Procedures

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

Name	Age	Position
John Sarvis	68	Chief Executive Officer and President
Jeffrey Schmersal	49	Chief Operating Officer
Kurt P. Cummings	62	Executive Vice President, Chief Financial Officer, and Treasurer
John Lawing	67	Senior Vice President and Chief Technology Officer
S. Willing King	55	Senior Vice President of Tantalum Products
Eric Pratt	58	Senior Vice President of Marketing
Evan Slavitt	60	Senior Vice President, General Counsel, and Corporate Secretary
Steven Sturgeon	49	Senior Vice President of Connector Products
Peter Venuto	65	Senior Vice President of Corporate Development

John Sarvis

Chief Executive Officer and President since April 2015. Chairman of the Board since 2016. Vice President of Ceramic Products from 2005 to 2015. Divisional Vice President – Ceramics Division from 1998 to 2005. Prior to 1998, held various Marketing and Operational positions. Employed by the Company since 1973.

Jeffrey Schmersal

Chief Operating Officer since April 2018. Senior Vice President since 2017. Divisional Vice President of Specialty Products from 2014 to 2017. Global Business Manager of various product groups from 2006 to 2014. Prior to 2006, held various Quality and Supply Chain positions. Employed by the Company since 1994.

Kurt P. Cummings

Executive Vice President since 2016. Chief Financial Officer and Treasurer since 2000. Senior Vice President from 2015 to 2016. Vice President from 2000 to 2015. Corporate Secretary from 1997 to 2016. Corporate Controller from 1992 to 2000. Prior to 1992, Partner with Deloitte & Touche LLP.

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

Eric Pratt

Senior Vice President of Marketing since April 2017. Vice President of Kyocera Electronic Devices from 2015 to April 2017. Director of Marketing for Kyocera International Inc. from 2013 to 2015. Prior to 2013, held multiple positions in Sales and Marketing for the Company over 16 years.

Evan Slavitt

Senior Vice President, General Counsel and Secretary since 2016. Vice President of Business and Legal Affairs from 2007 to 2016. Trial lawyer in private practice in Massachusetts from 1987 to 2006. Assistant United States Attorney for the District of Massachusetts from 1983 to 1987. Trial Attorney with the Antitrust Division of the U.S. Department of Justice from 1981 to 1983.

Steven Sturgeon

Senior Vice President of Connector Products since April 2017. Divisional Vice President of Connector Products from 2015 to April 2017. Director of Corporate Strategic Planning from 2013 to 2015. Engineering Manager Corporate Strategic Planning from 2011 to 2013. Prior to 2011, held various Engineering and Operational positions. Employed by the company since 1995.

Peter Venuto

Senior Vice President of Corporate Development since May 2018. Senior Vice President of Sales since 2015. Vice President of Sales from 2009 to 2015. Vice President of North American and European Sales from 2004 to 2009. Vice President of North American Sales from 2001 to 2004. Divisional Vice President of Strategic Accounts from 1998 to 2000. Director of Strategic Accounts from 1990 to 1997. Director of Business Development from 1987 to 1989. Employed by the Company since 1987.

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

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have, in the past, resulted in, and may in the future result in, significant fluctuations in demand for our products, selling prices, and our profitability. Most of our customers operate in cyclical industries. Their requirements for electronic components and interconnect, sensing and control devices fluctuate significantly as a result of changes in general economic conditions, technological changes, customer demand, and other factors. During periods of increasing demand, our customers typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions and customer industries. Significant fluctuations in sales of our products affect our unit manufacturing costs and affect our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs. Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

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

We attempt to improve profitability by operating in countries in which operating costs are lower; but the shift of operations to these regions may entail considerable expense and risk

Our strategy is aimed at achieving significant production cost savings through the transfer to and expansion of manufacturing operations in countries with lower operating costs, such as China, Czechia, El Salvador, India, Malaysia, Mexico, Romania, and Vietnam. During this process, we may experience under-utilization of certain factories in higher-cost regions and capacity constraints in plants and factories located in lower-cost regions. This under-utilization may result initially in production inefficiencies and higher overall costs. These costs also include those associated with compensation in connection with work force reductions and plant closings in the higher-cost regions, and start-up expenses, equipment relocation costs, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience labor strikes or other types of disruption due to lay-offs or termination of our employees in higher-cost countries.

Our global operations subject us to many different and complex laws and rules

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

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

We may not have adequate facilities to satisfy future increases in demand for our products

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors that could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, physical constraints on expansion of our facilities, and shortages from our suppliers. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital which could also adversely affect us.

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

We must continue to develop new products and technology to remain competitive

Many of the fundamental technologies used in the electronics industry have been available for a long time. The market is subject to rapid changes in product designs and technological advances allowing for better performance and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or open up new business opportunities in other areas of application. Successful innovation is critical for maintaining profitability in the face of potential erosion of selling prices for existing products. To address downward selling price pressure for our products and to meet market requirements, we must continue to develop innovative products and production techniques. Sustaining and improving our profitability depends a great deal on our ability to develop new products quickly and successfully meet changing customer specifications. Non-customized commodity products are especially vulnerable to price pressure, but customized products have also experienced selling price pressure over time. We have traditionally addressed downward pricing trends in part by offering products with new technologies or applications that offer our customers advantages over older products. We also seek to maintain profitability by developing products to our customers’ specifications that are not readily available from competitors. Developing and marketing these products requires start-up costs that may not be recouped if those new products or production techniques are not successful. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.

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

We resell products manufactured by other component and interconnect product manufacturers. Should these manufacturers experience difficulties supplying the products that we resell, or such suppliers use other channels to market their products, we could experience lower sales, which could have an adverse effect on our results of operations.

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

Our backlog is subject to customer cancellation

We generally do not obtain firm, long-term purchase commitments from our customers. Uncertain economic and geopolitical conditions have resulted in, and may continue to result in, some of our customers delaying the delivery of products that we manufacture or source for them and placing purchase orders for lower volumes of products than previously anticipated. Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion, order products from multiple sources to ensure timely delivery when delivery lead times are particularly long and product delivery is a concern. They may cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of sales that will ultimately be made. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Our growth strategy includes growth through acquisitions, which may involve significant risks

From time to time, we make strategic acquisitions of other companies or businesses as we believe such acquisitions can help to position us to take advantage of growth opportunities. Such acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions. More particularly, risks and uncertainties of an acquisition strategy could include: (1) difficulties in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) challenges in achieving strategic objectives, cost savings, and other benefits from acquisitions; (3) risk that markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) potential loss of key employees of the acquired businesses; (5) risk of diverting the attention of senior management from our operations; (6) risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) future impairments of goodwill and other intangible assets of an acquired business; (10) unanticipated legal and regulatory issues in the jurisdictions of the acquired business; (11) liabilities for activities of the acquired businesses, including environmental, tax, and other known and unknown liabilities; and (12) additional costs related to plant closures, employee terminations, etc. could be incurred to create operating inefficiencies for AVX and a newly acquired entity.

Changes in our environmental liability and compliance obligations may adversely affect our operations or financial condition

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing process; employee health and safety; labeling or other notifications with respect to the content or other aspects of our processes, products, or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and responsibility for disposal of products or product packaging. We also operate, or did at one time, at sites that may have potential future environmental issues as a result of activities at such sites during the long history of manufacturing operations of AVX or its corporate predecessor, or prior to the start of operations by AVX. Even though we may have rights of indemnity for such environmental matters at certain sites, regulatory agencies in those jurisdictions may require us to address such issues. We establish reserves for specifically identified potential environmental liabilities when the liabilities are probable and reasonably estimated. Nevertheless, there can be no assurance we will not be obligated to address environmental matters that could have a material adverse impact on our operations or financial condition. In addition, new environmental regulations may be enacted and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation. See “Environmental Matters” in Item 1 elsewhere in this Form 10-K for additional information.

Changes in regulatory compliance obligations may adversely affect our operations

The Dodd-Frank Act, signed into law on July 21, 2010, includes Section 1502, which required the SEC to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The SEC issued a final rule on August 22, 2012. The minerals covered by the rules are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. We use many of these materials in our production processes. The rule requires companies to perform due diligence, disclose, and report whether or not such minerals originate from the DRC and adjoining countries. We have incurred and will continue to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Global supply chains are complicated with multiple layers and suppliers between the mine and the final product.

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

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the RBC/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries. During 2016 and in the spirit of continuous improvement envisioned and enshrined by the OECD Due Diligence guidance, AVX continues to improve supply chain sustainability and reduce compliance cost by field-testing a new alternate traceability platform (“BSP”) and proof of concept of a geological science technique for mineral matching (Geological Passporting) in the DRC region. The result of the BSP pilot demonstrated that a new compliance model is possible using technology for the reporting, analysis, chain of custody and Geo Passporting for validation. Please refer to the Solutions for Hope website for more information.

Our continued efforts affirm our commitment to supply products with conflict-free minerals to our customers and to comply fully with the OECD guidelines and SEC regulations. The implementation of Rule 1502 has not had a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals. We filed our most recent Form SD with the SEC on May 25, 2017.

We use significant amounts of electrical energy and processed ores in our production processes. Although its status is uncertain, the Kyoto Protocol is an international agreement that purports to set binding targets for signatory industrialized countries for reducing greenhouse gas emissions. Further, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impacts of climate change that would limit and reduce greenhouse gas emissions. Any significant, sustained increase in energy costs could result in increases in our capital expenditures, operating expenses, and costs of important raw materials resulting in an adverse effect on our results of operations and financial condition.

The potential physical impacts of climate change on our operations are highly uncertain, and will be particular to the geographic circumstances. These effects may adversely influence the cost, production, and financial performance of our operations.

The European Union has adopted Regulation 2016/679 of the European Parliament and of the Council on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (General Data Protection Regulation) (“GDPR”), which will become effective on May 25, 2018. Other nations are similarly enacting new or updated privacy laws and regulations. It is still unclear how these privacy laws will impact our operations, but we expect that substantial resources will be required to conform our operations to comply with these laws.

Brexit adds additional uncertainty in one of our key markets

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit” and the U.K. Prime Minister has delivered a notice of withdrawal to the E.U. As a result, the British government is negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

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

A significant portion of our cash, cash equivalents, and short-term investments are held by our non-U.S. subsidiaries

We generate a significant amount of cash and profits from our non-U.S. subsidiaries. Approximately 71% of our cash and investment securities are held by our foreign subsidiaries.

The Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, transitions the U.S. from a worldwide tax system to a territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. As a result of this requirement, we expect to pay approximately $75.7 million over an eight year period, net of estimated applicable foreign tax credits.

As a result, previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation. However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdiction.

Our operating results may be adversely affected by non-U.S. operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory, and other circumstances existing in foreign countries in which we operate. International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax law changes, changes in trade, import or export laws and regulations, and the exchange rate risk discussed above. Further, we have operations, suppliers, and customers in countries that are in the Pacific Basin which may be more susceptible to certain natural disasters, including earthquakes, tsunamis, and typhoons. Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products. There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

In addition to specific country risks, our operations and sales are dependent on an integrated global operation. As a result, disruptions resulting from inter-governmental trade disputes, imposition of tariffs, imposition of trade sanctions, and direct conflict in locations such as the Korean peninsula could adversely affect our operations, growth, or profitability.

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

Our ability to maintain our competitiveness depends, in part, on our maintaining the proprietorship of our technology

We will protect our proprietary rights as long as our proprietary technologies are maintained as trade secrets or are covered by recognized patents. We properly apply for, and will continue to apply for, patents covering our technologies. However, each patent application may not result in a successful patent issuance and competitors may develop similar, alternative, or new technologies, which reduce the positive impact of our patents. In addition, competitors may challenge our patents, as has happened in the past, or seek to invalidate them, or operate in certain countries who do not recognize our legal patent rights. The protection of intellectual property involves multiple legal and factual issues, which makes the process difficult and potentially expensive.

We will vigorously defend our patent and intellectual property rights and may be involved in future litigation alleging our infringement of such rights from others. We may seek various remedies to resolve these claims, including the offering or purchasing of licenses in an acceptable manner. An unfavorable outcome regarding these rights could have an adverse effect on our business and our results of operations.

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

Counterparty non-performance to derivative transactions could adversely affect our financial condition and operating results

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks and we carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. In some cases, we have master netting agreements that help reduce the risk of counterparty exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes. Nevertheless, a credit crisis could have an impact on our hedging contracts if our counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations. If we are required to terminate hedging contracts prior to their scheduled settlement dates, we may be required to recognize losses that could have an adverse effect on our financial condition and operating results.

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

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches our operations could be disrupted and we could incur significant costs and reputational harm as a result

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

Third-party service providers, such as distributors, subcontractors, vendors, and data processors have access to certain portions of our sensitive data. In the event that these service providers do not appropriately protect our data, the result could be a security breach or loss of our data. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.

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

Changes in global geopolitical and general economic conditions and other factors beyond our control may adversely affect our business

The following factors beyond our control could adversely affect our business:

●	A global economic slowdown affecting any one, or all, of our markets.

●	Rapid escalation of the cost of regulatory compliance and litigation.

●	Unexpected government policies and regulations affecting us or our significant customers’ sales or production facilities.

●	Regional conflicts or actions, including, but not limited to, armed conflict and trade wars that could affect our, or our customer's or vendor's, production and delivery capabilities.

●

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

Our fixed assets include manufacturing plants, warehouses, and machinery and equipment. In many instances, the machinery and equipment have been manufactured to our specifications and/or have special adaptations. Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use. We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment. Excluding acquisition related spending, our capital expenditures for plant and equipment were $48.1 million in fiscal 2016, $66.3 million in fiscal 2017 and $100.5 million in fiscal 2018.

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

AVX manufactures products worldwide to support the Commercial, Automotive, Aerospace, Medical, and other markets. The appropriate ISO standard based on market requirements are in place and include but are not limited to ISO9001, AS9100 and ISO13485.

Virtually all of our manufacturing, research and development, and warehousing facilities could at any time be involved in the manufacturing, sale, or distribution of electronic components, interconnect, sensing and control device products or resale products. The following is a list of our significant facilities and related information.

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	370,000	Owned	Headquarters/Manufacturing/Warehouse/Research
Biddeford, ME	72,000	Owned	Manufacturing
Huntington Station, NY	73,600	Owned	Manufacturing/Research
Jacksonville, FL	100,000	Owned	Manufacturing
Myrtle Beach, SC	150,000	Owned	Manufacturing

NON U.S.
Salzburg, Austria	80,800	Owned	Warehouse/Research/Development
Tianjin, China	520,000	Owned	Manufacturing
Bzenec, Czechia	200,000	Owned	Manufacturing
Lanskroun, Czechia	542,000	Owned	Manufacturing/Research
Uherske Hradiste, Czechia	336,000	Owned	Manufacturing
San Salvador, El Salvador	420,000	Owned	Manufacturing
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research
Betzdorf, Germany	111,000	Owned	Manufacturing
Werne, Germany	192,000	Owned	Manufacturing/Research/Development
Jerusalem, Israel	88,000	Leased	Manufacturing/Research
Adogawa, Japan	206,000	Owned	Manufacturing/Research/Warehouse
Penang, Malaysia	190,000	Owned	Manufacturing/Research
Juarez, Mexico	218,000	Owned	Manufacturing
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research
Timisoara, Romania	172,400	Leased	Manufacturing/Warehouse
Bac Ninh, Vietnam	108,500	Leased	Manufacturing/Administration

In addition to the foregoing, we have many other less significant manufacturing, research, warehouse, sales office, and administrative office locations throughout the world. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities, if necessary.

Item 3.	Legal Proceedings

See “Environmental Matters” in "Item 1. Business" elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37.5 million. The damages award was later vacated by the court on March 30, 2018.  Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to this patent infringement case.  The amount of damages will be subject to further legal proceedings including a potential trial on damages, which we would expect to occur in fiscal 2019. AVX is continuing to litigate the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts.

As of March 31, 2018, we had total reserves of $76.5 million plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, the actual costs related to these cases could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own, although AVX is not named in all of these independent actions. The cases in Canada have not been consolidated. All of these cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes, warranty claims, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, we believe, based upon a review with legal counsel, that none of these other disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “AVX.” At May 15, 2018, there were 282 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers. The following table presents the high and low sale prices for our common stock on the New York Stock Exchange and the dividends declared per common share for each quarter for the fiscal years ended March 31, 2017 and March 31, 2018. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

	Common Stock Price Range				Dividends Declared
	2017		2018		Per Share
	High	Low	High	Low	2017	2018
First Quarter	$14.24	$11.77	$17.72	$15.85	$0.105	$0.110
Second Quarter	14.14	13.04	18.44	16.12	0.105	0.110
Third Quarter	16.07	13.58	20.22	16.92	0.110	0.115
Fourth Quarter	16.65	15.38	19.55	16.25	0.110	0.115

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company, LLC

6201 15th Avenue

Brooklyn, NY 11219

1-718-921-8300

Stock Performance Graph

The following chart shows, from the end of fiscal year 2013 to the end of fiscal year 2018, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of two companies whose businesses are representative of our business segments. The companies in the peer group are Kemet Corporation and Vishay Intertechnology, Inc.

Cumulative Total Return
	3/31/13	3/31/14	3/31/15	3/31/16	3/31/17	3/31/18
AVX - NYSE	$100	$114	$127	$115	$155	$161
S & P 500	$100	$122	$137	$140	$164	$187
Peer Group	$100	$108	$99	$85	$138	$168

Purchases of Equity Securities by the Issuer

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time on the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. The Company did not repurchase any shares during fiscal 2018. As of March 31, 2018, there were 3,067,074 shares that may be repurchased under this program.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for AVX for the five preceding fiscal years ended March 31. The selected consolidated financial data for the five fiscal years ended March 31 are derived from AVX’s audited consolidated financial statements. The consolidated financial data set forth below should be read in conjunction with AVX’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018
OPERATING RESULTS DATA:
Net sales	$1,442,604	$1,353,228	$1,195,529	$1,312,661	$1,562,474
Cost of sales	1,163,770	1,024,659	906,460	1,027,906	1,243,612
Gross profit	278,834	328,569	289,069	284,755	318,862
Selling, general and administrative expenses	119,670	115,820	119,767	117,598	140,528
Legal and environmental charges	-	-	45,318	3,600	(1,500)
Profit from operations	159,164	212,749	123,984	163,557	179,834
Interest income	4,899	4,554	5,003	7,381	12,778
Other, net	(706)	1,296	3,165	4,011	(299)
Income before income taxes	163,357	218,599	132,152	174,949	192,313
Provision for (benefit from) income taxes	36,320	(7,272)	30,617	49,164	187,403
Net income	$127,037	$225,871	$101,535	$125,785	$4,910

Income per share:
Basic	$0.75	$1.34	$0.61	$0.75	$0.03
Diluted	$0.75	$1.34	$0.60	$0.75	$0.03
Weighted average common shares outstanding:
Basic	168,473	168,148	167,797	167,506	168,262
Diluted	168,658	168,402	167,961	167,837	168,925
Cash dividends declared per common share	$0.37	$0.41	$0.42	$0.43	$0.45

	As of March 31,
	2014	2015	2016	2017	2018
BALANCE SHEET DATA:
Working capital	$1,606,789	$1,478,243	$1,506,589	$1,620,337	$1,407,161
Total assets	2,384,988	2,459,015	2,409,819	2,477,413	2,672,766
Stockholders' equity	2,047,685	2,131,963	2,177,106	2,216,479	2,243,443

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018
OTHER DATA:
Capital expenditures	$26,805	$26,599	$48,103	$66,288	$100,537
Research, development and engineering expenses	26,240	25,390	28,300	30,946	41,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer, supplier, and reseller of a broad line of electronic components and interconnect, sensing and control devices, and related products. These products manufactured or resold by AVX are used in virtually all types of end use products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets. We have five main product groups: Ceramic Components; Tantalum Components; Advanced Components; Interconnect, Sensing and Control Devices (formerly AVX Interconnect); and Kyocera Electronic Devices (“KED”). These product lines are organized into three reportable segments: Electronic Components, Interconnect, Sensing and Control Devices, and KED Resale.

Consolidated revenues for the fiscal year ended March 31, 2018 were $1,562.5 million compared to consolidated revenues of $1,312.7 million for the fiscal year ended March 31, 2017. During fiscal 2018, we saw an increase in sales due to a number of factors, including the effect of acquisitions and higher volumes across almost all of our product groups resulting from improved global market conditions reflective of higher overall demand, primarily in the automotive, defense, industrial, and networking markets. The increase in revenue includes sales of $193.3 million in our Interconnect, Sensing and Control Devices segment and $12.7 million in our Electronic Components segment that are attributable to our acquisition of the AB Electronic sensing and control business ("S&C") and Ethertronics, Inc. ("Ethertronics"), respectively. In addition, approximately $42.5 million of the increase in revenues is a result of the currency movement due to the strength of the Japanese Yen and Euro in relation to the U.S. Dollar when compared to the same period last year.

Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to an ongoing patent infringement case.

Profit from operations for the fiscal year ended March 31, 2017 includes post judgment charges of $34.9 million related to intellectual property damages awards resulting from litigation with respect to a patent infringement case filed in the United States District Court for the Southern District of California by Presidio Components, Inc. (“Presidio”). Net sales for the fiscal year ended March 31, 2017 includes $21.4 million from increased sales prices related to the affected products which have the effect of partially offsetting the effect of court awarded damages on all pre- and post-verdict sales of the product subject to the intellectual property damages awards, resulting in a net impact on profit from operations of $13.5 million for fiscal 2017.

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

In fiscal 2018, we generated $195.5 million of cash from operating activities. We used cash generated from operations to fund $83.1 million of general working capital requirements and $100.5 million of property and equipment purchases. We continued to use our resources to provide value to our stockholders by paying $290.3 million, net of cash and debt acquired, in connection with the two business acquisitions and dividends of $75.7 million during fiscal year 2018. Our financial position remains strong with approximately $827.2 million of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2018.

We remain committed to investing in new products and improvements to our production facilities, manufacturing capacity and processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of electronic component and interconnect, sensing and control solutions. We are currently producing sophisticated electronic components and other devices necessitated by the breadth and increase in functionality of the electronics included in products such as cellular phones, wearable electronic devices, tablets, ultrabooks, netbooks, automobiles, planes, industrial equipment, medical devices, and renewable energy products that are manufactured by our customers. We have continued to focus on the sale of value-added electronic components and interconnect, sensing and control solutions to serve these expanding markets and enhance our operating margins. We are also focused on controlling and reducing costs to accommodate market sales price forces and offset rising operating costs. We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world. We believe that these strategies enable us to adapt quickly and benefit as market conditions change in order to provide stockholder value.

During the fiscal year ended March 31, 2018 we completed two acquisitions. We may consider additional strategic acquisitions of other companies or businesses in the future in order to expand our product offerings or otherwise improve our market position and cost structure. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With uncertain global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2019. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets as well as our effectiveness in integrating our acquisitions. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical sales price pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic use products. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $296.3 million and related operating profit was $18.2 million for the fiscal year ended March 31, 2018.

In February 2017, AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $21.9 million for the fiscal year ended March 31, 2018.

On October 2, 2017, AVX completed its acquisition of S&C for $162.1 million, net of cash acquired. The purchase includes S&C’s subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations.

On January 31, 2018, AVX completed its acquisition of Ethertronics for $128.2 million in cash, net of cash and debt acquired, subject to customary post-closing adjustments. Ethertronics operates facilities in six locations in China, South Korea, Vietnam, France, Taiwan, and the Americas, comprising R&D, manufacturing and sales office locations.

Long-Term:

Although there is uncertainty in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic end use products, which require electronic components and interconnect, sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Electronic Components and Interconnect, Sensing and Control Devices product lines due to advances in component design and our production capabilities and capacity. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Results of Operations

Year Ended March 31, 2018 compared to Year Ended March 31, 2017

Net sales for the fiscal year ended March 31, 2018 were $1,562.5 million compared to $1,312.7 million for the fiscal year ended March 31, 2017.

The table below represents product group revenues for the fiscal years ended March 31, 2016, 2017, and 2018.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2016	2017	2018
Ceramic Components	$176,502	$188,568	$226,204
Tantalum Components	311,888	314,723	366,194
Advanced Components	333,693	372,279	346,459
Total Electronic Components	822,083	875,570	938,857
Interconnect, Sensing and Control Devices	111,609	118,163	327,301
KCP Resale Connectors	23,751	30,027	36,090
KDP and KCD Resale	238,086	288,901	260,226
Total KED Resale	261,837	318,928	296,316
Total Revenue	$1,195,529	$1,312,661	$1,562,474

Electronic Component sales were $938.9 million for the fiscal year ended March 31, 2018 compared to $875.6 million during the fiscal year ended March 31, 2017. The sales increase in Electronic Components product sales was driven by increased volume in our Ceramic and Tantalum Components across most markets resulting from favorable global market conditions and increased demand for our electronic component products resulting from technological advances across a broad range of industries, including Internet of Things related products, industrial, telecommunications and automotive markets. Fiscal year 2018 sales also included $12.7 million of Ethertronics product sales. These increases were partially offset by sales decreases in our Advanced Components group primarily due to a reduction in sales of certain advanced ceramic capacitors which were the subject of intellectual property litigation whereby our sales of those products essentially ended in March of 2017.

Total Interconnect, Sensing and Control Devices product sales, including KCP Resale connectors, were $363.4 million in the fiscal year ended March 31, 2018 compared to $148.2 million during the fiscal year ended March 31, 2017. This increase is attributable to the additional sales resulting from our S&C acquisition which accounted for $193.3 million of the increased sales and increased demand in the U.S. and European automotive markets when compared to the fiscal year ended March 31, 2017.

KDP and KCD Resale sales were $260.2 million for the fiscal year ended March 31, 2018 compared to $288.9 million during the fiscal year ended March 31, 2017. This decrease is primarily a result of the planned phase out of KDP and KCD Resale products resulting from the previously announced decision by Kyocera to market its manufactured electronic component and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products starting January 1, 2018.

Our sales to independent electronic distributors represented 42.7% of total net sales for the fiscal year ended March 31, 2018, compared to 44.5% for fiscal year ended March 31, 2017. Our S&C device sales are primarily direct to OEM customers, which led to the decrease in our distributor sales percentage when compared to the same period last year. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity throughout the year in response to improved end-market demand and extended product delivery lead times. This increase in distributor activity is reflective of the increased customer demand, a more balanced inventory pipeline, and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. As a result of the increased distributors’ customer sales volume, such allowance charges increased to $30.5 million, or 4.6% of gross sales to distributor customers, for the fiscal year ended March 31, 2018 compared to $25.5 million, or 4.4% of gross sales to distributor customers, for the fiscal year ended March 31, 2017. Applications under such programs for fiscal years ended March 31, 2018 and 2017 were approximately $29.4 million and $24.9 million, respectively.

With the addition of S&C, whose sales are currently concentrated in Europe, the regional sales percentages of our total sales in the fiscal year ended March 31, 2018 decreased in the Asian and American regions while increasing in the European region compared to the fiscal year ended March 31, 2017. Sales in the Asian, American, and European regions represented 37.2%, 25.6% and 37.2% of total sales, respectively, for the fiscal year ended March 31, 2018. This compares to 44.1%, 29.1% and 26.8% of total sales for the Asian, American, and European regions in the prior year, respectively. As a result of the movement of the U.S. dollar against certain foreign currencies, reported sales for the fiscal year ended March 31, 2018 were favorably impacted by approximately $42.5 million when compared to the prior year.

Gross profit in the fiscal year ended March 31, 2018 was $318.9 million, compared to gross profit of $284.8 million in the fiscal year ended March 31, 2017. This overall increase in dollars is primarily attributable to higher sales. Gross profit as a percentage of sales for the fiscal year ended March 31, 2017 was 21.7% compared to 20.4% for the fiscal year ended March 31, 2018. The decline in gross profit as a percentage of sales is reflective of the sale of higher margin advanced ceramic capacitors during the fiscal year ended March 31, 2017 which were the subject of intellectual property litigation and were not being sold by us during the fiscal year ended March 31, 2018. For the fiscal year ended March 31, 2017, gross profit was negatively impacted by charges of approximately $34.9 million related to sales of those advanced ceramic capacitors subject to the intellectual property litigation discussed above, partially offset by $21.4 million from increased sales prices related to the affected products. In addition, we incurred increased costs of $4.2 million during the second half of the fiscal year ended March 31, 2018 for the effects of purchase accounting adjustments to inventory and fixed assets related to the S&C and Ethertronics acquisitions. For the fiscal year ended March 31, 2018, gross profit due to currency movement were unfavorably impacted by approximately $1.2 million when compared to the previous fiscal year.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2018 were $140.5 million, or 9.0% of net sales, compared to $117.6 million, or 9.0% of net sales, for the fiscal year ended March 31, 2017. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and $3.6 million of amortization of intangible assets related to the S&C and Ethertronics acquisitions.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to consider the requested injunction in light of its opinion and any additional facts. The case is ongoing.

Additionally, on January 26, 2016, in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation the jury returned a verdict in favor of the plaintiff and found damages to the plaintiff in the amount of $37.5 million, which was recorded in fiscal 2016. That verdict was later vacated by the Court on March 30, 2018. Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to this patent infringement case. The amount of damages will be subject to further legal proceedings including a potential trial on damages some time in fiscal 2019. In addition, during the fiscal year ended March 31, 2017, we accrued a $3.6 million estimated charge related to new environmental remediation activities related to a legacy environmental issue at a site referred to as the “Aerovox Site,” located in New Bedford, Massachusetts.

Profit from operations for the fiscal year ended March 31, 2018 increased $16.2 million to $179.8 million compared to $163.6 million for the fiscal year ended March 31, 2017. This increase is a result of the factors above.

Other income, net was $12.5 million in fiscal year 2018 compared to $11.4 million in fiscal year 2017. This increase is primarily attributable to foreign exchange gains resulting from currency fluctuations during the period, other income, net for the period ended March 31, 2017 includes a gain on the sale of an idle facility of $1.6 million in the fiscal year ended March 31, 2017.

The tax rate for the fiscal year ended March 31, 2018 was 97.4% compared to 28.1% for the fiscal year ended March 31, 2017. For the fiscal year ended March 31, 2018, compared to the fiscal year ended March 31, 2017, the increase in the tax rate is primarily a result of the Tax Cuts and Jobs Act (the “Act”) enacted in the U.S. on December 22, 2017. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018.  Excluding discrete items, the tax rate for the fiscal year ended March 31, 2018 was 28.0% compared to 27.8% for the fiscal year ended March 31, 2017.

The provision for income tax expense for the fiscal year ended March 31, 2018 was $187.4 million compared to $49.2 million for the fiscal year ended March 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. The Act also reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members.  The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This estimated one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.7 million, which is payable in eight annual installments over an eight-year period, beginning in 2018. Also, in consideration of the Act, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the one-time tax estimate noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings.

In addition, on December 21, 2017, the French Parliament enacted the Finance Law for 2018, which reduces France’s statutory corporate tax rate from its present 33.33% to 25%, in stages over the next five years.  This rate decrease resulted in an estimated net decrease in AVX’s French net deferred tax assets and liabilities of $14.2 million, which is also reflected as a discrete charge for the fiscal year ended March 31, 2018.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2018 was $4.9 million compared to $125.8 million for the fiscal year ended March 31, 2017.

Year Ended March 31, 2017 compared to Year Ended March 31, 2016

Net sales for the fiscal year ended March 31, 2017 were $1,312.7 million compared to $1,195.5 million for the fiscal year ended March 31, 2016.

The table below represents product group revenues for the fiscal years ended March 31, 2015, 2016, and 2017.

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2015	2016	2017
Ceramic Components	$202,719	$176,502	$188,568
Tantalum Components	355,974	311,888	314,723
Advanced Components	359,315	333,693	372,279
Total Electronic	918,008	822,083	875,570
AVX Interconnect	134,610	111,609	118,163
KCP Resale Connectors	70,741	23,751	30,027
KDP and KCD Resale	229,869	238,086	288,901
Total KED Resale	300,610	261,837	318,928
Total Revenue	$1,353,228	$1,195,529	$1,312,661

Electronic Component sales were $875.6 million for the fiscal year ended March 31, 2017 compared to $822.1 million during the fiscal year ended March 31, 2016. The sales increase in Electronic Components product sales was driven by increased volume across all of our electronic component groups as a result of improved global market conditions compared to the same period last year. Our Ceramic Components sales improvement is primarily due to increased activity in the cellular telecommunications and automotive markets in addition to our focus on the sale of higher value capacitance components. Much of the sales increase in our Advanced Components was primarily attributable to the accelerated sales, including $21.4 million from increased sales prices, of certain advanced ceramic capacitors at the request of our customers. These advanced ceramic capacitors were the subject of intellectual property litigation discussed below. The increase in sales of our Tantalum Components is primarily driven by increased demand in the telecommunications and industrial markets.

Total connector sales, including AVX Interconnect products and KCP Resale Connectors, were $148.2 million in the fiscal year ended March 31, 2017 compared to $135.4 million during the fiscal year ended March 31, 2016. This increase is attributable to increased demand in the U.S. and European automotive and industrial markets.

KDP and KCD Resale sales were $288.9 million for the fiscal year ended March 31, 2017 compared to $238.1 million during the fiscal year ended March 31, 2016. This increase is primarily attributable to higher demand from our cellular device customers, in addition to a favorable currency impact on reported revenues when compared to the same period in fiscal 2016 as the Japanese Yen strengthened against the U.S. Dollar.

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

Geographically, compared to the prior fiscal year, regional sales as a percentage of total sales for the fiscal year ended March 31, 2017 remained relatively consistent in all regions. Sales in Asia increased to 44.1% of total sales, while sales in the Americas decreased slightly to 29.1% and sales in Europe decreased to 26.8% of total sales. This compares to 41.6%, 30.0%, and 28.4% of total sales for the Asian, American, and European regions in fiscal 2016, respectively. As a result of the movement of the U.S. dollar against certain foreign currencies, reported sales for the fiscal year ended March 31, 2017 were favorably impacted by approximately $6.3 million when compared to fiscal 2016.

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

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio in the amount of $2.2 million. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016 and awarded Presidio damages related to ATC’s sale of such products from February 21, 2016 through November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby AVX was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction are subject to court mandated intellectual property damages for each product sold. Accordingly, in addition to the $2.2 million jury verdict award above, we recorded during fiscal year 2017 an estimated reserve for damages on all pre- and post-verdict sales of product subject to that litigation in the event that the verdict withstands future challenges. As of March 31, 2017, we had reserved $34.9 million related to the pre- and post-verdict sales of such product. On September 1, 2016, we filed an appeal with the Federal Circuit to appeal this verdict.

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

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our operating liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of March 31, 2018, we had a current ratio of 5.8 to 1, $827.2 million of cash, cash equivalents, and investments in securities, $2,243.4 million of stockholders' equity and no borrowings. On December 22, 2017, the Act was enacted in the U.S. Among numerous other provisions, the Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a territorial tax system for resident corporations and related corporate group members. The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This tax, approximately $75.7 million for us, is payable in installments over an eight-year period beginning in 2018.

As of March 31, 2018, we had cash, cash equivalents, and short-term investments in securities of $827.2 million, of which $585.8 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held outside the U.S. are generally used for local on-going working capital, capital expenditure needs, and to support regional acquisitions. In consideration of the Act, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the U.S. taxes on such earnings noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potential distribution of such foreign earnings. As a result of the Act we will have greater flexibility to redirect our global cash resources where they are needed.

Net cash provided by operating activities was $195.5 million for the fiscal year ended March 31, 2018, compared to cash provided by operations of $195.0 million for the fiscal year ended March 31, 2017 and cash provided by operations of $166.4 million for the fiscal year ended March 31, 2016.

Purchases of property and equipment totaled $100.5 million in fiscal 2018, $66.3 million in fiscal 2017, and $48.1 million in fiscal 2016. The increase in expenditures during fiscal 2018 was primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in the Czechia, Germany, El Salvador, and Malaysia. We expect to continue to make strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur capital expenditures of approximately $85 million in fiscal 2019. The actual amount of capital expenditures will depend upon the outlook for end market demand and timing of capital projects.

On October 2, 2017, AVX completed its acquisition of S&C for $162.1 million, net of cash acquired. The purchase comprises S&C’s subsidiaries located in Austria, China, Germany, India, Mexico, Romania, South Korea, the U.K., and the U.S., including R&D, manufacturing and sales office locations.

During the quarter ending March 31, 2018, AVX completed its acquisition of Ethertronics for $128.2 million in cash, net of debt acquired, subject to customary post-closing adjustments. Ethertronics operates facilities in six locations in China, South Korea, Vietnam, France, Taiwan, and the Americas, comprising R&D, manufacturing and sales office locations.

Historically, our operating funding has been internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of March 31, 2018, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. In addition, potential acquisitions, depending upon their size, could require us to utilize our current cash resources, or use external borrowings. We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2018, 2017, and 2016, dividends of $75.7 million, $72.0 million, and $70.5 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock. We did not purchase any shares during fiscal 2018. We purchased 356,364 shares at a cost of $4.8 million during fiscal 2017, and 761,145 shares at a cost of $10.2 million during fiscal 2016. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2018, there were 3,067,074 shares that may yet be repurchased under this program.

At March 31, 2018, we had contractual obligations for the construction of plants and acquisition of equipment aggregating approximately $51.2 million.

We make contributions to our U.S. and foreign defined benefit plans as required under various pension funding regulations. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy long-term funding obligations. We made contributions of $0.3 million to our U.S. and $6.1 million to our foreign defined benefit plans during the fiscal year ended March 31, 2018. We expect to make contributions of approximately $6.6 million for our foreign defined benefits plans for the fiscal year ending March 31, 2019. We do not anticipate making contributions to the U.S. plans in fiscal 2019. We have funded actuarially computed pension assets of approximately $12.9 million related to these defined benefit pension plans as of March 31, 2018.

During the fiscal year ended March 31, 2018, we made contributions of $4.4 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain of our contributions to these savings plans are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2019 will be approximately $4.4 million.

We are a lessee under long-term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2018, were approximately $21.6 million.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt.

We have been identified by the United States Environmental Protection Agency (“EPA”), state governmental agencies or other private parties as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or equivalent non-U.S., state or local laws, for clean-up and response costs associated with certain sites at which remediation is or may be required with respect to prior contamination. Because CERCLA or such state statutes authorize joint and several liability, the EPA or non-U.S., state or local regulatory authorities could seek to recover all clean-up costs from any one of the PRPs at a site despite the involvement of other PRPs. At certain sites, financially responsible PRPs other than AVX also are, or have been, involved in site investigation and clean-up activities. We believe that liability resulting from these sites will be apportioned between AVX and other PRPs.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $14.2 million at March 31, 2018, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $19.2 million and $18.6 million at March 31, 2017 and March 31, 2018, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3.9 million and $3.3 million in accrued expenses at March 31, 2017 and March 31, 2018, respectively, and $15.3 million in other non-current liabilities at both March 31, 2017 and March 31, 2018. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37.5 million, which was recorded in fiscal 2016. The verdict was later vacated by the court on March 30, 2018. Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to this patent infringement case. The amount of damages will be subject to further legal proceedings including a potential trial on damages, which we expect to occur in fiscal 2019.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts.

As of March 31, 2018, we had total reserves of $76.5 million plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own, although AVX is not named in all of these independent actions. The cases in Canada have not been consolidated. These cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, we believe, based upon a review with legal counsel, that none of these other disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2018 as noted below.

			FY 2020 -	FY 2022-
Contractual Obligations (in thousands)	Total	FY 2019	FY 2021	FY 2023	Thereafter
Operating Leases	$21,605	$6,803	$8,242	$4,283	$2,277
Plant and Equipment	$51,195	$49,302	$1,640	$253	$-

During the fiscal year ended March 31, 2018, we made contributions of $4.4 million to our Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by us are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2019 will be approximately $4.4 million.

During the fiscal year ended March 31, 2018, we made contributions of $0.3 million and $6.1 million to our U.S. and international defined benefit plans, respectively. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations. We expect to make contributions of approximately $6.6 million for our international defined benefit plans for the fiscal year ending March 31, 2019. We do not anticipate making contributions to the U.S. plans in fiscal 2019.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2018, we had no material outstanding purchase commitments.

We have a $3.2 million liability recorded at March 31, 2018 related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot reasonably estimate the amount or timing of cash payments that may be required to settle these liabilities beyond 2018. For additional information, refer to Note 9.

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

Revenue Recognition

All of our products are built to specification and tested by us or our suppliers for adherence to such specification before shipment to customers. We ship products to customers based upon firm orders, or sales occur when the customers pull inventory from consignment locations. Shipping and handling costs are included in cost of sales. We recognize revenue when the sales process is complete. This occurs when products are shipped to, or used by, the customer in accordance with the terms of an agreement of sale, there is a fixed or determinable selling price, title and risk of loss have been transferred, and collectability is reasonably assured. We evaluate gross versus net presentation on revenues from products purchased and resold in accordance with the revenue recognition criteria outlined in FASB ASC 605-45, Principal Agent Considerations. Based on the evaluation of our resale arrangements with Kyocera and others, including consideration of the primary indicators set forth in ASC 605-45-45, we record revenue related to products purchased and resold on a gross basis. Estimates used in determining sales allowance programs described below are subject to the volatilities of the market place. This includes, but is not limited to, changes in economic conditions, sales pricing, product demand, inventory levels in the supply chain, technology, and other variables that might result in adjustments to our estimates. Accordingly, there can be no assurance that actual results will not differ from the estimates recorded.

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

In relation to critical estimates for income taxes, the Tax Cuts and Jobs Act (the "Act") was enacted into law in the U.S. on December 22, 2017. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. This was the primary reason for a change in AVX's global tax rate estimate for the fiscal year ending March 31, 2018, resulting in a blended, estimated global tax rate of 27% for fiscal 2018. The Act also resulted in an estimated net decrease in the valuation of U.S. net current and deferred tax assets and liabilities of $24.7 million. The Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups' accumulated foreign earnings as yet untaxed by the U.S. This one-time tax is assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions, and at an 8% rate on all other non-liquid asset positions. This one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.7 million, which is payable in installments over an eight-year period beginning in 2018. Based on our interpretation of the Act, we made reasonable estimates to record provisional adjustments during fiscal 2018.

The Act also puts in place several new tax laws that are generally effective prospectively from January 1, 2018, including, but not limited to: a base erosion and anti-abuse tax; elimination of U.S. federal taxes on substantially all dividends from foreign subsidiaries; a lower U.S. tax rate on certain revenues from sources outside the U.S.; and, implementation of a new provision to tax certain global intangible low-taxed income of foreign subsidiaries.

We will continue to assess all of the other relevant aspects of the Act, including additional guidance under the Act, among other things which might impact our income tax provision.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have assessed the impact of the new standard and anticipate no material impact from adopting ASU 2014-09 in how we recognize revenue. We identified a change in how we recognize right-of-return liabilities which impact Current Assets and Current Liabilities. We will adopt ASU 2014-09 using the modified retrospective approach in the first quarter of fiscal year 2019.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for public companies for annual reporting periods that began after December 15, 2016, and interim periods within those annual periods. The standard became effective for the interim reporting period ending June 30, 2017 and has not had a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 18, 2018, Kyocera owned beneficially and of record 121,800,000 shares of AVX common stock, representing approximately 72% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Our business includes transactions with Kyocera. Such transactions involve the purchase of resale inventories, raw materials, supplies and equipment, the sale of products for resale, raw materials, supplies and equipment, the payment of dividends, subcontracting activities, and commissions. See Note 15 to our consolidated financial statements elsewhere herein for more information on the related party transactions.

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $296.3 and related operating profit was $18.2 million for the fiscal year ended March 31, 2018.

In February 2017, AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. AVX will pay commissions to Kyocera on sales by AVX, in the applicable territory, of products designed into customer applications by Kyocera prior to April 1, 2018 of 2.0% in fiscal year 2019, 1.5% in fiscal year 2020, and 1.0% in fiscal year 2021. Sales of AVX resale products by Kyocera were $21.9 million for the fiscal year ended March 31, 2018.

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

Products Supply and Distribution Agreement. Pursuant to the Products Supply and Distribution Agreement (the “Distribution Agreement”) (i) AVX will act as the non-exclusive distributor of certain Kyocera-manufactured products to certain customers in certain territories outside of Japan and (ii) Kyocera will act as the non-exclusive distributor of certain AVX-manufactured products within Japan. Each party has the ability to appoint a replacement distributor of its products with a minimum one year’s notice period. The Distribution Agreement has a term of one year, with automatic one-year renewals, subject to the right of termination by either party at the end of the then current term upon at least three months prior written notice. As a result of the December 2016 and January 2017 notices referred to above, this agreement effectively terminated effective April 1, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

 We are exposed to foreign currency exchange risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by our foreign subsidiaries may be denominated in local currency. See Note 14 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

For fiscal 2018, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $53.4 million in fiscal 2018.

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2018.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of S&C and Ethertronics, which the Company acquired on October 2, 2017 and January 31, 2018, respectively. S&C’s and Ethertronics’ operations represent 12.4% and 0.8%, respectively, of the Company’s consolidated revenues for the fiscal year ended March 31, 2018, and assets associated with S&C’s and Ethertronics’ operations represent 7.9% and 0.1%, respectively, of the Company’s consolidated total assets, as of March 31, 2018.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2018, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors, the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors,” “Board of Directors – Governance,” “Board of Directors – Meetings Held and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

*10.16

AVX Corporation 2014 Management Incentive Plan, as amended August 2, 2017, and effective April 1, 2017 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017).

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

10.19

Sale and Purchase Agreement, dated July 19, 2017, among AVX Limited, AVX Corporation and TT Electronics, PLC related to the acquisition of the Transportation, Sensing and Control division from the U.S. Company, TT Electronics, PLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017.

*10.20	Agreement and Plan of Merger, dated December 29, 2017, by and among AVX Corporation, Armstrong Alpert, Inc., Ethertronics, Inc., and Fortis Advisors LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2017).

10.21	Share Purchase and Transfer Agreement, dated March 27, 2018 by and among AVX Corporation, AVX INTERCONNECT Europe GmbH, and the Shareholders of KUMATEC.

*10.22	Agreement between AVX Corporation and Kurt P. Cummings dated March 26, 2018

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John Sarvis

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Kurt P. Cummings

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Kurt P. Cummings

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Agreement relates to executive compensation.

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVX Corporation

by: /s/ Michael E. Hufnagel
MICHAEL E. HUFNAGEL
Vice President of Corporate Finance

Dated: May 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Sarvis	Chairman of the Board, Chief Executive Officer and President	May 18, 2018
John Sarvis	(Principal Executive Officer)

/s/ Kurt P. Cummings	Executive Vice President, Chief Financial Officer, Treasurer	May 18, 2018
Kurt P. Cummings	(Principal Financial Officer)

/s/ Michael E. Hufnagel	Vice President of Corporate Finance	May 18, 2018
Michael E. Hufnagel	(Principal Accounting Officer)
*
Goro Yamaguchi	Director	May 18, 2018
*
Hideo Tanimoto	Director	May 18, 2018
*
Shoichi Aoki	Director	May 18, 2018
*
Koichi Kano	Director	May 18, 2018
*
Hiroshi Fure	Director	May 18, 2018
*
Donald B. Christiansen	Director	May 18, 2018
*
David DeCenzo	Director	May 18, 2018
*
Joseph Stach	Director	May 18, 2018

* by: /s/ Kurt P. Cummings
KURT P. CUMMINGS, Attorney-in-Fact for each of the persons indicated.

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$578,634	$547,415
Short-term investments in securities	528,748	279,787
Accounts receivable - trade, net	176,730	275,259
Accounts receivable - affiliates	10,074	9,255
Inventories, net	474,128	516,777
Income taxes receivable	34,287	2,566
Prepaid and other	33,803	70,665
Total current assets	1,836,404	1,701,724
Property and equipment, net	239,951	418,286
Goodwill	213,051	316,298
Intangible assets, net	53,650	128,612
Deferred income taxes	124,589	75,720
Other assets	9,768	32,126
Total Assets	$2,477,413	$2,672,766
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$43,778	$89,726
Accounts payable - affiliates	36,663	26,320
Income taxes payable	3,944	8,290
Accrued payroll and benefits	32,980	52,044
Accrued expenses	98,702	118,183
Total current liabilities	216,067	294,563
Income taxes payable	-	69,645
Pensions	12,663	10,605
Deferred income taxes	957	12,895
Other liabilities	31,247	41,615
Total non-current liabilities	44,867	134,760
Total Liabilities	260,934	429,323
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, par value $.01 per share:	-	-
Authorized, 20,000 shares; None issued and outstanding
Common stock, par value $.01 per share:	1,764	1,764
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 167,930 and 168,434 shares for 2017 and 2018, respectively
Additional paid-in capital	357,203	360,077
Retained earnings	2,033,285	1,962,467
Accumulated other comprehensive (loss)	(67,163)	21,257
Treasury stock, at cost, 8,439 and 7,935 shares for 2017 and 2018, respectively	(108,610)	(102,122)
Total Stockholders' Equity	2,216,479	2,243,443
Total Liabilities and Stockholders' Equity	$2,477,413	$2,672,766

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2016	2017	2018
Net sales	$1,195,529	$1,312,661	$1,562,474
Cost of sales	906,460	1,027,906	1,243,612
Gross profit	289,069	284,755	318,862
Selling, general and administrative expenses	119,767	117,598	140,528
Legal and environmental (benefit) charges	45,318	3,600	(1,500)
Profit from operations	123,984	163,557	179,834
Other income (loss):
Interest income	5,003	7,381	12,778
Other, net	3,165	4,011	(299)
Income before income taxes	132,152	174,949	192,313
Provision for income taxes	30,617	49,164	187,403
Net income	$101,535	$125,785	$4,910

Income per share:
Basic	$0.61	$0.75	$0.03
Diluted	$0.60	$0.75	$0.03

Dividends declared (per share)	$0.42	$0.43	$0.45
Weighted average common shares outstanding:
Basic	167,797	167,506	168,262
Diluted	167,961	167,837	168,925

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended March 31,
	2016	2017	2018
Net income	$101,535	$125,785	$4,910
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	14,330	(14,674)	76,711
Foreign currency cash flow hedges adjustment	2	183	(490)
Pension liabilities adjustment	8,209	(7,527)	12,199
Other post-employment obligations	(244)	(777)	-
Other comprehensive income (loss), net of income taxes	22,297	(22,795)	88,420
Comprehensive income	$123,832	$102,990	$93,330

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2015	168,191	$1,764	$(104,608)	$352,996	$1,948,476	$(66,665)	$2,131,963
Net income	-	-	-	-	101,535	-	101,535
Other comprehensive income, net of income taxes	-	-	-	-	-	22,297	22,297
Dividends of $0.42 per share	-	-	-	-	(70,499)	-	(70,499)
Stock-based compensation expense	-	-	-	1,229	-	-	1,229
Stock option activity	62	-	805	(97)	-	-	708
Tax benefit of stock option exercises	-	-	-	58	-	-	58
Treasury stock purchased	(761)	-	(10,185)	-	-	-	(10,185)
Balance at March 31, 2016	167,492	$1,764	$(113,988)	$354,186	$1,979,512	$(44,368)	$2,177,106
Net income	-	-	-	-	125,785	-	125,785
Other comprehensive loss, net of income taxes	-	-	-	-	-	(22,795)	(22,795)
Dividends of $0.43 per share	-	-	-	-	(72,012)	-	(72,012)
Stock-based compensation expense	-	-	-	2,327	-	-	2,327
Stock option activity	794	-	10,211	(93)	-	-	10,118
Tax benefit of stock option exercises	-	-	-	782	-	-	782
Treasury stock purchased	(356)	-	(4,833)	-	-	-	(4,833)
Balance at March 31, 2017	167,930	$1,764	$(108,610)	$357,203	$2,033,285	$(67,163)	$2,216,479
Net income	-	-	-	-	4,910	-	4,910
Other comprehensive loss, net of income taxes	-	-	-	-	-	88,420	88,420
Dividends of $0.45 per share	-	-	-	-	(75,728)	-	(75,728)
Stock-based compensation expense	-	-	-	3,407	-	-	3,407
Stock option activity	504	-	6,488	(10)	-	-	6,478
Payments of tax withholding for vested restricted stock units	-	-	-	(523)	-	-	(523)
Balance at March 31, 2018	168,434	$1,764	$(102,122)	$360,077	$1,962,467	$21,257	$2,243,443

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2016	2017	2018
OPERATING ACTIVITIES:
Net income	$101,535	$125,785	$4,910
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	38,951	42,687	59,788
Stock-based compensation expense	1,229	2,327	3,407
Deferred income taxes	26,722	(2,175)	43,993
Gain (loss) on disposal of property and equipment	87	(1,894)	267
Changes in operating assets and liabilities, excluding acquisitions :
Accounts receivable	20,578	(18,116)	(26,075)
Inventories	55,482	6,798	20,850
Accounts payable and accrued expenses	(77,494)	33,447	(32,981)
Income taxes payable	(591)	(39,272)	72,112
Other assets	8,429	13,219	50,037
Other liabilities	(8,487)	32,205	(811)
Net cash provided by operating activities	166,441	195,011	195,497

INVESTING ACTIVITIES:
Purchases of property and equipment	(48,103)	(66,288)	(100,537)
Purchase of business, net of cash and debt acquired	-	-	(290,280)
Purchases of investment securities	(771,178)	(1,449,298)	(1,724,921)
Redemptions of investment securities	803,470	1,500,586	1,978,157
Proceeds from property, plant & equipment dispositions	1,084	11,266	36
Other investing activities	-	-	(969)
Net cash used in investing activities	(14,727)	(3,734)	(138,514)

FINANCING ACTIVITIES:
Dividends paid	(70,499)	(72,012)	(75,728)
Purchase of treasury stock	(10,185)	(4,833)	-
Proceeds from exercise of stock options	708	10,118	5,955
Principle payments of debt	-	-	(21,106)
Payments of tax withholding for vested restricted stock units	-	-	(523)
Excess tax benefit from stock-based payment arrangements	58	782	-
Net cash used in financing activities	(79,918)	(65,945)	(91,402)
Effect of exchange rate on cash	807	(906)	3,200
Increase (decrease) in cash and cash equivalents	72,603	124,426	(31,219)
Cash and cash equivalents at beginning of period	381,605	454,208	578,634
Cash and cash equivalents at end of period	$454,208	$578,634	$547,415

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share data)

1. Summary of Significant Accounting Policies:

General:

AVX Corporation is a leading worldwide manufacturer, supplier and reseller of a broad line of electronic components and interconnect, sensing and control devices, and related products. The consolidated financial statements of AVX Corporation (“AVX” or “the Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”). As of March 31, 2018, Kyocera owned approximately 72% of our outstanding shares of common stock.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are depreciated on the double-declining balance and straight-line methods. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years. Depreciation expense was $33,918, $37,493 and $50,813 for the fiscal years ended March 31, 2016, 2017 and 2018, respectively.

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

Goodwill and Acquired Intangible Assets:

We do not amortize goodwill. We test goodwill for impairment annually or whenever conditions indicate that such impairment could exist. The carrying value of goodwill is evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit. If the sum of the discounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2016, 2017, or 2018.

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $5,033, $5,194, and $9,006 for the fiscal years ended March 31, 2016, 2017, and 2018, respectively.

	March 31, 2017		March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$51,000	$(26,917)	$96,388	$(30,819)
Developed technology and other	14,521	(12,153)	43,689	(13,816)
Trade name and trademarks	34,000	(6,800)	43,380	(10,210)
Total	99,521	(45,870)	183,457	(54,845)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2019	$13,421
2020	13,375
2021	13,077
2022	12,201
2023	12,040
Thereafter	64,498

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

The Tax Cuts and Jobs Act (the "Act") was enacted into law in the U.S. on December 22, 2017. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. This was the primary reason for a change in AVX's global tax rate estimate for the fiscal year ending March 31, 2018, resulting in a blended, estimated global tax rate of 27% for fiscal 2018. The Act also resulted in an estimated net decrease in the valuation of U.S. net current and deferred tax assets and liabilities of $24.7 million. The Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups' accumulated foreign earnings as yet untaxed by the U.S. This one-time tax is assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions, and at an 8% rate on all other non-liquid asset positions. This one-time tax was recorded in the results for the quarter ended December 31, 2017, and was approximately $75.7 million, which is payable in installments over an eight-year period beginning in 2018. Based on our interpretation of the Act, we made reasonable estimates to record provisional adjustments during fiscal 2018.

The Act also puts in place several new tax laws that are generally effective prospectively from January 1, 2018, including but not limited to: a base erosion and anti-abuse tax; elimination of U.S. federal taxes on substantially all dividends from foreign subsidiaries; a lower U.S. tax rate on certain revenues from sources outside the U.S.; and, implementation of a new provision to tax certain global intangible low-taxed income of foreign subsidiaries. We will continue to assess all of the other relevant aspects of the Act, including additional guidance under the Act, among other things which might impact our income tax provision.

In consideration of the Act, the Company has determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, we provided for estimated foreign withholding taxes and associated foreign tax credits related to the potential distribution of such earnings. Therefore, in addition to the one-time tax noted above, we also provided for estimated foreign withholding taxes of approximately $13.6 million related to the potentional distribution of such foreign earnings.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $13,683, $16,493, and $17,886 for the fiscal years ended March 31, 2016, 2017, and 2018, respectively. Engineering expenses are included in cost of sales and were $14,616, $14,453, and $23,892 for the fiscal years ended March 31, 2016, 2017, and 2018, respectively.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options at the grant date. We use the closing fair market value of the Company’s common stock on the grant date to determine the fair value of restricted stock units (“RSU”) at the grant date. See Note 12 for assumptions used.

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations in 2005 and 2007 whereby up to 10,000 shares of common stock can be purchased from time to time at the discretion of management. Accordingly, 761 shares were purchased during the fiscal year ended March 31, 2016, 356 shares were purchased during the fiscal year ended March 31, 2017, and 0 shares were purchased during the fiscal year ended March 31, 2018. As of March 31, 2018, we had in treasury 7,935 common shares at a cost of $102,122. There are 3,067 shares that may yet be purchased under the 2007 authorization.

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

New Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have assessed the impact of the new standard and anticipate no material impact from adopting ASU 2014-09 in how we recognize revenue. We identified a change in how we recognize right-of-return liabilities which impact Current Assets and Current Liabilities. We will adopt ASU 2014-09 using the modified retrospective approach in the first quarter of fiscal year 2019.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted in any interim period after issuance. We do not anticipate a material impact from adopting this standard in the first quarter of fiscal year 2019.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

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

The table below represents the basic and diluted earnings per share, calculated using the weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2016, 2017, and 2018:

	Fiscal Year Ended March 31,
	2016	2017	2018
Net income	$101,535	$125,785	$4,910
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,797	167,506	168,262
Basic earnings per share	$0.61	$0.75	$0.03
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,797	167,506	168,262
Effect of stock options	164	331	663
Weighted Average Shares used in Computing Diluted EPS (1)	167,961	167,837	168,925
Diluted earnings per share	$0.60	$0.75	$0.03

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 2,974 shares, 1,381 shares, and 1,733 shares for the fiscal years ended March 31, 2016, 2017, and 2018, respectively.

3. Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2016		2017		2018

	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$14,330	$14,330	$(14,674)	$(14,674)	$76,711	$76,711
Foreign currency cash flow hedges adjustment	29	2	205	183	(626)	(490)
Pension liability adjustment	11,077	8,209	(10,155)	(7,527)	16,063	12,199
Other post-employment obligations	(244)	(244)	(777)	(777)	-	-
Other comprehensive income (loss)	$25,192	$22,297	$(25,401)	$(22,795)	$92,148	$88,420

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2017	2018
Foreign currency translation adjustment	$(14,330)	$62,381
Foreign currency cash flow hedges adjustment	367	(123)
Pension liability adjustment	(49,618)	(37,419)
Other post-employment obligations	(3,582)	(3,582)
Accumulated other comprehensive income (loss)	$(67,163)	$21,257

4. Fair Value:

Fair Value Hierarchy:

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

■	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

■

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

■	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

During the fiscal years ended March 31, 2016, 2017, and 2018, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	1,492	-	1,492	-
Total	$7,574	$4,810	$2,764	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,082	$4,810	$1,272	$-
Foreign currency derivatives(2)	886	-	886	-
Total	$6,968	$4,810	$2,158	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	257	-	257	-
Total	$6,906	$5,959	$947	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	514	-	514	-
Total	$7,163	$5,959	$1,204	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets and liabilities in the March 31, 2017 and 2018 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

      We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2017 and 2018, all of our forward contracts have been designated as Level 2 measurements.

5. Accounts Receivable:

	Fiscal Year Ended March 31,
	2017	2018
Gross Accounts Receivable - Trade	$198,491	$300,016
Less:
Allowances for doubtful accounts	1,285	1,893
Stock rotation and ship from stock and debit	14,853	15,989
Sales returns and discounts	5,623	6,875
Total allowances	21,761	24,757
	$176,730	$275,259

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue.

	Fiscal Year Ended March 31,
	2016	2017	2018
Allowances for doubtful accounts:
Beginning Balance	$659	$423	$1,285
Charges	112	785	209
Applications	(348)	77	(1,524)
Translation, Acquisition and other	-	-	1,923
Ending Balance	$423	$1,285	$1,893

	Fiscal Year Ended March 31,
	2016	2017	2018
Stock rotation and ship from stock debit:
Beginning Balance	$16,378	$14,314	$14,853
Charges	29,432	25,470	30,523
Applications	(31,496)	(24,931)	(29,387)
Ending Balance	$14,314	$14,853	$15,989

	Fiscal Year Ended March 31,
	2016	2017	2018
Sales returns and discounts:
Beginning Balance	$6,186	$6,681	$5,623
Charges	21,736	13,831	24,150
Applications	(21,271)	(14,841)	(23,399)
Translation, Acquisition and other	30	(48)	501
Ending Balance	$6,681	$5,623	$6,875

6. Inventories:

	Fiscal Year Ended March 31,
	2017	2018
Finished goods	$92,563	$93,467
Work in process	107,392	133,556
Raw materials	274,173	289,754
	$474,128	$516,777

7. Property and Equipment:

	Fiscal Year Ended March 31,
	2017	2018
Land	$32,839	$43,209
Buildings and improvements	307,098	393,247
Machinery and equipment	1,150,999	1,470,460
Construction in progress	38,315	73,572
	1,529,251	1,980,488
Accumulated depreciation	(1,289,300)	(1,562,202)
	$239,951	$418,286

8. Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries. As of March 31, 2018, we believe that our credit risk exposure is not significant.

At March 31, 2017 and 2018 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$10,120	$-	$(1)	$10,119
Time deposits	518,628	148	-	518,776
	$528,748	$148	$(1)	$528,895

	As of March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Commercial Paper	$10,597	$(1)	$-	$10,596
Time deposits	269,190	203	-	269,393
	$279,787	$202	$-	$279,989

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2018, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$279,787	$279,989
Due after one year through five years	-	-
Total	$279,787	$279,989

9. Income Taxes:

For financial reporting purposes, income before income taxes includes the following components:

	Fiscal Year Ended March 31,
	2016	2017	2018
Domestic	$39,713	$75,659	$85,263
Foreign	92,439	99,290	107,050
Total	$132,152	$174,949	$192,313

The provision for income taxes consisted of:

	Fiscal Year Ended March 31,
	2016	2017	2018
Current:
Federal/State	$(11,117)	$33,220	$123,527
Foreign	15,028	18,494	19,883
Total	3,911	51,714	143,410

Deferred:
Federal/State	23,903	1,725	25,822
Foreign	2,803	(4,275)	18,171
Total	26,706	(2,550)	43,993
	$30,617	$49,164	$187,403

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	As of March 31,
	2017		2018
Non-current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$9,090	$-	$5,711	$-
Inventory reserves	12,276	-	7,645	-
Depreciation and amortization	3,696	-	-	(22,336)
Pension obligations	5,817	-	550	-
Accrued expenses	34,282	-	30,089	-
Other, net	2,044	-	-	(21,692)
Net operating loss and tax credit carry forwards	70,360	-	77,108	-
Sub total	137,565	-	121,103	(44,028)
Less: valuation allowances	(13,933)	-	(14,250)	-
Total Non-current	$123,632	$-	$106,853	$(44,028)

	As of March 31,
	2017	2018
Assets, net of valuation allowances	$123,632	$106,853
Liabilities	-	(44,028)
Net deferred income tax assets	$123,632	$62,825

	As of March 31,
Balance Sheet Presentation	2017	2018
Noncurrent assets	$124,589	$75,720
Noncurrent liabilities	(957)	(12,895)
Net deferred income tax assets	$123,632	$62,825

	As of March 31,
	2016	2017	2018
Valuation allowance beginning balance	$27,207	$26,034	$13,933
Charged to income tax provision	413	(1,128)	(2,879)
Additions	-	-	2,975
Releases	(2,730)	(7,413)	-
Translation and other	1,144	(3,560)	221
Valuation allowance ending balance	$26,034	$13,933	$14,250

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2016	2017	2018
U.S. Federal statutory rate	35.0%	35.0%	31.5%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.4	0.5	0.8
Effect of foreign operations	(8.7)	(8.3)	(7.1)
Change in valuation allowance	0.5	(5.0)	-
Deemed dividends from subsidiaries	2.9	6.3	7.3
Deduction for domestic production activities	-	(1.7)	(1.2)
Utilization of foreign tax credits	(2.4)	(3.9)	(4.0)
US and Foreign Tax Reform	-	-	66.7
Change in uncertain tax positions	(2.6)	(0.8)	0.2
Adjustment made by taxing authorities	-	3.3	-
Adjustment of prior year balances	-	1.7	1.4
Other, net	(1.9)	1.0	1.8
Effective tax rate	23.2%	28.1%	97.4%

At March 31, 2018, certain of our foreign subsidiaries in Brazil, France, Germany, Israel, Japan, and Korea had tax net operating loss carry forwards totaling approximately $206,212 of which most had no expiration date. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, Israel, China, and Korea since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances decreased $(1,173), $(12,101), and increased $317 during the years ended March 31, 2016, 2017, and 2018, respectively, as a result of changes in the net operating losses of the subsidiaries or as a result of changes in foreign currency exchange rates in the countries mentioned above.

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

Income taxes paid totaled $22,919, $55,642 and $66,354 during the years ended March 31, 2016, 2017 and 2018, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. For our more significant locations, we are subject to income tax examinations for the tax years 2014 and forward in the United States, 2014 and forward in Germany, 2012 and forward in Hong Kong, and 2012 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2015	$6,776
Additions for tax positions of prior years	10
Additions for tax positions in current period	228
Reductions for tax positions of prior years	(30)
Reductions due to expiration of statutory periods	(3,585)
Balance at March 31, 2016	$3,399
Reductions for tax positions of prior years	(89)
Reductions due to expiration of statutory periods	(895)
Reductions due to settlements with taxing authorities	(478)
Balance at March 31, 2017	$1,937
Additions for tax positions of prior years	948
Additions for tax positions in current period	642
Reductions due to expiration of statutory periods	(317)
Balance at March 31, 2018	$3,210

We recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2017 and 2018, we had accrued interest related to uncertain tax positions of $340 and $470, respectively. During the year ended March 31, 2017 and 2018, we recognized a $(195) reduction in interest expense mainly due to the expirations of statutory periods and a $71 increase in interest expense mainly due to the Ethertronics acquisition.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $1,937 and $3,210 at March 31, 2017 and 2018, respectively. This amount excludes the accrual for estimated interest discussed above.

10. Acquisitions:

On October 2, 2017, AVX acquired the AB Electronics sensing and control business from TT Electronics, PLC, for $162,038, net of cash acquired. Now named Sensing and Control (“S&C”) and consolidated within our Interconnect, Sensing and Control Devices segment (formerly AVX Interconnect) for financial reporting purposes, the acquisition enhances AVX’s position in the automotive business and provides further opportunities for expansion and growth. Goodwill associated with the acquisition has been allocated to the Interconnect, Sensing and Control Devices reporting unit.

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

As of March 31, 2018, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for S&C since the acquisition date are included in the accompanying consolidated statement of operations.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$61,483
Inventory	42,443
Accounts payable and accrued liabilities	(67,343)
Other current assets and liabilities, net	9,250
Working capital	45,833
Property and equipment	85,794
Intangible assets	18,168
Other non-current assets and liabilities, net	(13,806)
Total identified assets and liabilities	135,989
Purchase price	162,038
Goodwill	$26,049

We recorded approximately $18,168 of identifiable intangible assets and $26,049 of Goodwill as indicated above. The acquired intangible assets relate to the S&C trade name, existing technology and customer relationships which are being amortized over one, eleven, and six years respectively.  In the quarter ended March 31, 2018 goodwill increased by $9,691.

The unaudited pro forma combined financial information is provided for the twelve month periods ended 2018 as though S&C had been acquired as of April 1, 2016. These unaudited pro forma combined results of revenues have been prepared by adjusting our historical results to include the historical results of S&C based on information available. Unaudited pro forma net sales for the twelve month periods ended March 31, 2017 and 2018 would be $1,633,626 and $1,736,425, respectively. We recognized revenue of $193,326 from S&C in fiscal 2018.

On January 31, 2018, AVX acquired Ethertronics, Inc. for $128,242 net of cash and debt acquired. Now named AVX Antenna and consolidated with our Electronic Components segment. The purchase of Ethertronics expands AVX’s extensive electronic product offering into the antenna technology market and will provide new and exciting growth opportunities for AVX going forward.

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

As of March 31, 2018, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for AVX Antenna since the acquisition date are included in the accompanying consolidated statement of operations.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$16,350
Accounts payable	(10,141)
Other current assets and liabilities, net	2,868
Working capital	9,077
Debt	(21,105)
Property and equipment	13,760
Intangible assets	64,800
Other non-current assets and liabilities, net	(13,763)
Total identified assets and liabilities	52,769
Purchase price	128,242
Goodwill	$75,473

We recorded approximately $64,800 of identifiable intangible assets and $75,473 of Goodwill as indicated above. The acquired intangible assets relate to the AVX Antenna trade name, existing technology and customer relationships which are being amortized over ten, ten, and thirteen years, respectively. We recognized revenue of $12,740 from AVX Antenna in fiscal 2018.

Our estimates of fair value and resulting purchase price allocations related to our fiscal 2018 acquisitions are preliminary. We are in the process of finalizing the valuations. The final allocation of the purchase price may differ from the information presented in these Consolidated Financial Statements.

11. Employee Retirement Plans:

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

We recognize the overfunded or underfunded status of our defined benefit post-retirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in an increase in recorded net pension liabilities by $1,069 during the fiscal year ended March 31, 2017, and an increase in recorded net pension assets by $21,016 during the fiscal year ended March 31, 2018.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2017 and 2018 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2017	2018	2017	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$42,980	$38,625	$156,617	$169,921
Service cost	168	131	902	959
Interest cost	1,457	1,408	4,310	4,383
Plan participants' contributions	-	-	7	-
Actuarial loss (gain)	(2,443)	(633)	32,882	(11,077)
Benefits paid	(3,537)	(3,297)	(6,029)	(8,420)
Foreign currency exchange rate changes	-	-	(18,768)	22,732
Benefit obligation at end of year	$38,625	$36,234	$169,921	$178,498
Change in plan assets:
Fair value of plan assets at beginning of year	$34,125	$36,689	$156,410	$161,726
Actual return (loss) on assets	3,100	2,355	24,432	8,121
Employer contributions	3,001	261	6,934	7,761
Plan participants' contributions	-	-	7	-
Benefits paid	(3,537)	(3,298)	(6,029)	(7,702)
Foreign currency exchange rate changes	-	-	(20,028)	21,756
Fair value of plan assets at end of year	36,689	36,007	161,726	191,662
Funded status	$(1,936)	$(227)	$(8,195)	$13,164

The combined accumulated benefit obligation at March 31, 2017 and 2018 was $208,546 and $214,732 respectively.

At March 31, 2018, the accumulated benefit obligation exceeded the fair value of the assets for all of the U.S. defined benefit plans and all but one of the international defined benefit plans.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2017			2018
Assumptions:
Discount rates	0.1	-	3.8%	0.3	-	3.8%
Increase in compensation		-			-

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2017 and 2018 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2017 and 2018.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2017	2018	2017	2018
Beginning balance	$17,909	$12,323	$38,189	$46,201
Net loss (gain) incurred during the year	(3,762)	(1,187)	14,248	(13,766)
Amortization of net actuarial loss	(1,824)	(1,143)	(1,241)	(1,974)
Foreign currency exchange rate changes	-	-	(4,995)	6,420
Ending Balance	$12,323	$9,993	$46,201	$36,881

Amounts that have not yet been recognized as components of net periodic pension cost as a component of accumulated comprehensive income (loss) at March 31, 2017 and 2018 are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2017 (1)	2018 (2)	2017 (1)	2018 (2)
Unrecognized net actuarial loss	$7,895	$7,792	$36,549	$29,487
Unamortized prior service cost	-	-	-	-
Total	$7,895	$7,792	$36,549	$29,487

(1) Amounts in the above table as of March 31, 2017 are net of $4,428 and $9,652 tax benefit for the U.S. and International Plans, respectively.

(2) Amounts in the above table as of March 31, 2018 are net of $2,201 and $7,394 tax benefit for the U.S. and International Plans, respectively.

The March 31, 2018 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2018 is $917 for the U.S. Plans and $1,317 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2016	2017	2018
Service cost	$1,177	$1,102	$1,038
Interest cost	6,939	5,997	5,516
Expected return on plan assets	(8,677)	(7,579)	(7,231)
Recognized actuarial loss	3,740	3,142	3,130
Net periodic pension cost	$3,179	$2,662	$2,453

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2016			2017			2018
Assumptions:
Discount rates	0.5%	-	3.6%	0.1%	-	3.6%	0.3	-	3.8%
Increase in compensation		3.4%			3.4%			0.0%
Expected long-term rate of return on plan assets	1.4%	-	7.3%	1.4%	-	4.2%	1.4	-	3.3%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates remained constant from March 31, 2017 to March 31, 2018.

The fair value of pension assets at March 31, 2017 and 2018 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$166	$166	$-	$-
Pooled Separate Accounts	29,046	-	29,046	-
Guaranteed Interest Account	7,477	-	7,477	-
International Defined Benefit Plan Assets:
Cash	608	608	-	-
Depository Account	7,897	7,897	-	-
Pooled Separate Accounts	153,222	-	153,222	-
Total	$198,416	$8,671	$189,745	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$170	$170	$-	$-
Pooled Separate Accounts	28,071	-	28,071	-
Guaranteed Interest Account	7,766	-	7,766	-
International Defined Benefit Plan Assets:
Cash	480	480	-	-
Depository Account	8,664	8,664	-	-
Pooled Separate Accounts	182,518	-	182,518	-
Total	$227,669	$9,314	$218,355	$-

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

Our pension plans’ weighted average asset allocations at March 31, 2017 and 2018, by asset category are as follows:

	As of March 31, 2017		As of March 31, 2018
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	59%	38%	57%	33%
Debt securities	20%	57%	22%	62%
Other	21%	5%	21%	5%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations. We expect to make contributions of approximately $6,571 to the international plans in fiscal 2019 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2019	$2,235	$7,545
2020	2,287	7,684
2021	2,361	7,832
2022	2,413	7,975
2023	2,468	8,122
2024-2028	12,706	42,895

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by us are discretionary and are determined by our Board of Directors each year. Our contributions to the savings plans in the United States for the fiscal years ended March 31, 2016, 2017 and 2018 were approximately $4,222, $4,367, and $4,421, respectively.

We also sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by us. The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust. The value of the participants’ balances fluctuate based on the performance of the investments. The market value of the trust at March 31, 2017 and 2018 of $6,082 and $6,649, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and a liability as they are available to general creditors in certain circumstances.

12. Stock-Based Compensation:

Under the 2014 RSU Plan, we may grant restricted stock units of up to an aggregate of 3,000 units. Each unit converts to one share of the Company’s stock at the time of vesting. The fair value of RSU awards is determined at the closing market price of the Company’s common stock at the date of grant. For the years ended March 31, 2017 and 2018, there were 266 and 292 awards, respectively, granted from this plan. Restricted stock activity during the year ended 2018 is as follows:

	March 31, 2018

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at March 31, 2017	259	13.36
Granted	292	16.93
Vested	(101)	13.36
Cancelled and forfeited	(92)	13.36
Non-vested at March 31, 2018	358	16.27

Performance-based awards vest one year after the grant date. Service-based awards vest as to one-third annually with the requisite service periods beginning on the grant date. Awards are amortized over their respective grade-vesting periods. The total unrecognized compensation costs related to unvested stock awards expected to be recognized over the vesting period, approximately three years, was $1,132 at March 31, 2018.

We have four fixed stock option plans. Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non-Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock. No awards were made under these two plans after August 1, 2013. Under the 2014 Stock Option Plan, we can grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2014 Non-Employee Directors’ Stock Option Plan, as amended, we can grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years. Options granted under the 2004 Stock Option Plan and the 2014 Stock Option Plan vest as to 25% annually and options granted under the 2004 Non-Employee Directors’ Stock Option Plan and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually. Requisite service periods related to all plans begin on the grant date. As of March 31, 2018, there were 12,574 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	2,719	$13.65	-	-
Options granted	-	-	-	-
Options exercised	(433)	13.38	-	$1,724
Options cancelled/forfeited	(392)	17.67	-	55
Outstanding at March 31, 2018	1,894	$12.90	4.12	$6,912

Exercisable at March 31, 2018	1,601	$12.66	3.64	$6,224

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $170, $2,149, and $1,724 for fiscal years ended March 31, 2016, 2017, and 2018, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2018 is summarized as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested balance at March 31, 2017	608	$2.52
Options granted	-	-
Options cancelled/forfeited	(14)	2.58
Options vested	(301)	2.47
Unvested balance at March 31, 2018	293	$2.57

The total unrecognized compensation costs related to unvested option awards expected to be recognized over the vesting period, approximately four years, was $984 and $59 as of March 31, 2017 and 2018, respectively. The total aggregate fair value of options vested is $951, $994, and $747 for fiscal years ended March 31, 2016, 2017, and 2018, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.49, $2.52, and $2.57 per option during fiscal years ended March 31, 2016, 2017, and 2018, respectively. The consolidated statement of operations includes $2,224, net of $1,183 of tax benefit, in stock-based compensation expense for fiscal 2018.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model. We estimated volatility by considering our historical stock volatility. We calculated the dividend yield based on historical dividends paid. We have estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the fiscal year ended March 31, 2018 was 0%. No stock options were granted during fiscal 2018.

13. Commitments and Contingencies:

We are a lessee under long-term operating leases primarily for office space, warehouse, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2018, were as follows:

Fiscal Year ended March 31, 2018
2019	$6,803
2020	4,844
2021	3,398
2022	2,340
2023	1,943
Thereafter	2,277

Rental expense for operating leases was $6,352, $5,919, and $7,374 for the fiscal years ended March 31, 2016, 2017, and 2018, respectively.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2018, we had no significant outstanding purchase commitments.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $14,150 at March 31, 2018, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $19,181 and $18,618 at March 31, 2017 and March 31, 2018, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3,892 and $3,329 in accrued expenses at March 31, 2017 and March 31, 2018, respectively, and $15,289 in other non-current liabilities at both March 31, 2017 and March 31, 2018. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016.  That verdict was later vacated by the court on March 30, 2018.  Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1,500 related to this patent infringement case.  The amount of damages will be subject to further legal proceedings including a potential trial on damages, which we expect to occur in fiscal 2019.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts.

As of March 31, 2018, we had total reserves of $76,502 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own, although AVX is not named in all of these independent actions. The cases in Canada have not been consolidated. These cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases.

We are involved in other disputes, warranty, and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these other disputes and proceedings, we believe, based upon a review with legal counsel, that none of these other disputes or proceedings will have a material impact on our financial position, results of operations, comprehensive income (loss), or cash flows. However, we cannot be certain of the eventual outcome in these or other matters that may arise and their potential impact on our financial position, results of operations, comprehensive income (loss), or cash flows.

14. Derivative Financial Instruments:

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2017 and 2018, respectively, we had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2017	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$1,151	Accrued expenses	$690

March 31, 2018	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$212	Accrued expenses	$377

For these derivatives designated as cash flow hedging instruments, during fiscal 2016, 2017, and 2018, net pre-tax gains (losses) of $40, $1,095, and $(5), respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2016, 2017, and 2018, net pretax gains (losses) of $(773), $3,355, and $1,807, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $807, $1,710 and $ (2,264), respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2017 and 2018, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2017	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$341	Accrued expenses	$196

March 31, 2018	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$45	Accrued expenses	$137

For these derivatives not designated as cash flow hedging instruments during fiscal 2016, 2017, and 2018, gains/(losses) of $(818), $460, and $(791), respectively, were recognized in other expense, which partially offset the $1,231, $(2,059) and $(2,289) in exchange gains/(losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2017 and 2018, we had outstanding foreign exchange contracts with notional amounts totaling $193,156 and $156,238, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

15. Transactions With Affiliate:

Our business includes certain transactions with our majority shareholder, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2016	2017	2018
Sales:
Product and equipment sales to affiliates	$22,230	$30,303	$26,069
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	233,637	303,793	256,660
Other:
Dividends paid	51,156	52,983	54,810

     Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Sales of Kyocera resale products by AVX were $296,316 and related operating profit was $18,177 for the fiscal year ended March 31, 2018.

     AVX notified Kyocera pursuant to the Products Supply and Distribution Agreement in February 2017 of its intent, effective April 1, 2018, to market its manufactured products in Japan using AVX’s sales force rather than continuing to have Kyocera resell such products in this territory. Sales of AVX resale products by Kyocera were $21,892 for the fiscal year ended March 31, 2018.

16. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized by product lines with five main product groups and three reportable segments: Electronic Components, Interconnect, Sensing and Control Devices, and KED Resale. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Electronic Components reportable segment in accordance with the aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple electronic integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by or for AVX. The KED Resale segment consists primarily of ceramic capacitors, frequency control devices, SAW devices, sensor products, RF modules, actuators, acoustic devices, and connectors produced by Kyocera and resold by AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2016	2017	2018
Ceramic Components	$176,502	$188,568	$226,204
Tantalum Components	311,888	314,723	366,194
Advanced Components	333,693	372,279	346,459
Total Electronic Components	822,083	875,570	938,857
Interconnect, Sensing and Control Devices	111,609	118,163	327,301
KCP Resale Connectors	23,751	30,027	36,090
KDP and KCD Resale	238,086	288,901	260,226
Total KED Resale	261,837	318,928	296,316
Total Revenue	$1,195,529	$1,312,661	$1,562,474

	Fiscal Year Ended March 31,
	2016	2017	2018
Operating profit (loss):
Electronic Components	$198,268	$190,007	$204,624
Interconnect, Sensing and Control Devices	19,954	16,437	17,802
KED Resale	16,764	17,076	18,177
Corporate activities	(111,002)	(59,963)	(60,769)
Total	$123,984	$163,557	$179,834

	Fiscal Year Ended March 31,
	2016	2017	2018
Depreciation and amortization:
Electronic Components	$28,460	$27,543	$32,024
Interconnect, Sensing and Control Devices	5,300	5,093	17,088
KED Resale	83	16	22
Corporate activities	5,108	10,035	10,654
Total	$38,951	$42,687	$59,788

	As of March 31,
	2017	2018
Assets:
Electronic Components	$573,519	$613,385
Interconnect, Sensing and Control Devices	56,295	241,959
KED Resale	35,164	18,629
Cash, A/R, and investments in securities	1,294,129	1,111,716
Goodwill - Electronic Components	202,774	278,247
Goodwill - Interconnect, Sensing and Control Devices	10,277	38,051
Corporate activities	305,255	370,779
Total	$2,477,413	$2,672,766

	Fiscal Year Ended March 31,
	2016	2017	2018
Capital expenditures:
Electronic Components	$36,400	$50,982	$61,581
Interconnect, Sensing and Control Devices	9,237	14,054	38,040
KED Resale	29	1	-
Corporate activities	2,437	1,251	916
Total	$48,103	$66,288	$100,537

During the fiscal years ended March 31, 2018 and March 31, 2017, no customers accounted for more than 10% of our sales. As of March 31, 2018, no customer represented more than 10% of our accounts receivable balance. As of March 31, 2017, one customer represented 12% of our accounts receivable balance.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets. Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2016	2017	2018
Net sales:
Americas	$358,372	$381,695	$399,963
Europe	339,768	352,064	581,255
Asia	497,389	578,902	581,256
Total	$1,195,529	$1,312,661	$1,562,474

Property, plant and equipment, net:
Americas	$91,674	$110,235	$134,656
Europe	77,619	77,981	191,727
Asia	48,705	51,735	91,903
Total	$217,998	$239,951	$418,286

17. Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2017 and 2018 is as follows:

	First Quarter		Second Quarter
	2017	2018	2017	2018
Net sales	$314,823	$331,354	$327,461	$352,693
Gross profit	69,863	73,846	61,799	77,273
Net income	29,889	31,484	26,520	34,818
Basic earnings per share	0.18	0.19	0.16	0.21
Diluted earnings per share	0.18	0.19	0.16	0.21

	Third Quarter		Fourth Quarter
	2017	2018	2017	2018
Net sales	$340,799	$431,795	$329,578	$446,632
Gross profit	79,391	82,103	73,702	85,640
Net income (loss)	35,519	(93,212)	33,857	31,820
Basic earnings (loss) per share	0.21	(0.55)	0.20	0.19
Diluted earnings (loss) per share	0.21	(0.55)	0.20	0.19

18. Subsequent Events

On April 30, 2018, AVX Corporation, through its subsidiary AVX Interconnect Europe GmbH, completed the purchase of KUMATEC Sondermaschinenbau & Kunststoffverarbeitung GmbH (“Kumatec”) for a consideration of approximately EUR $12,500, subject to customary post-closing adjustments. The purchase includes Kumatec’s 50% interest in KUMATEC Hydrogen GmbH Co. KG which was recently spun out of Kumatec. For additional information about this transaction, see the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2018, and Exhibit 10.19 found in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AVX Corporation and its subsidiaries as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded AB Electronic Sensing and Control (“S&C”) and Ethertronics, Inc. from its assessment of internal control over financial reporting as of March 31, 2018, because they were acquired by the Company in purchase business combinations during fiscal year 2018.  We have also excluded S&C and Ethertronics, Inc. from our audit of internal control over financial reporting.  S&C and Ethertronics, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 7.9% and 0.1% of total assets, respectively and approximately 12.4% and 0.8% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ PRICEWATERHOUSECOOPERS LLP

Nashville, Tennessee

May 18, 2018

We have served as the Company's auditor since 1972.