Form 10-Q
period 2018-09-30
AVX Corp
filed 2018-11-06
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, par value $0.01 per share	168,795,198

AVX Corporation and Subsidiaries

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2018	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$547,415	$487,896
Short-term investments in securities	279,787	356,815
Accounts receivable - trade, net	275,259	262,433
Accounts receivable - affiliates	9,255	631
Inventories, net	516,777	555,761
Income taxes receivable	2,566	14,212
Prepaid and other	70,665	66,717
Total current assets	1,701,724	1,744,465
Property and equipment, net	418,286	437,554
Goodwill	316,298	327,926
Intangible assets, net	128,612	125,750
Deferred income taxes	75,720	68,306
Other assets	32,126	36,654
Total Assets	$2,672,766	$2,740,655
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$89,726	$93,057
Accounts payable - affiliates	26,320	1,226
Income taxes payable	8,290	19,924
Accrued payroll and benefits	52,044	52,205
Accrued expenses	118,183	151,014
Total current liabilities	294,563	317,426
Income taxes payable	69,645	63,589
Pensions	10,605	7,954
Deferred income taxes	12,895	12,224
Other liabilities	41,615	39,709
Total Liabilities	429,323	440,902

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,434 and 168,795 shares at March 31, 2018 and September 30, 2018, respectively	1,764	1,764
Additional paid-in capital	360,077	360,076
Retained earnings	1,962,467	2,051,628
Accumulated other comprehensive income (loss)	21,257	(16,139)
Treasury stock, at cost:
7,935 and 7,574 shares at March 31, 2018 and September 30, 2018, respectively	(102,122)	(97,576)
Total Stockholders' Equity	2,243,443	2,299,753
Total Liabilities and Stockholders' Equity	$2,672,766	$2,740,655

  See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net sales	$352,693	$456,328	$684,047	$910,444
Cost of sales	275,420	329,852	532,928	675,635
Gross profit	77,273	126,476	151,119	234,809
Selling, general and administrative expenses	32,487	40,839	63,902	81,154
Profit from operations	44,786	85,637	87,217	153,655
Other income (loss):
Interest income	5,067	4,055	7,398	7,538
Other, net	(813)	(760)	(1,231)	(1,491)
Income before income taxes	49,040	88,932	93,384	159,702
Provision for income taxes	14,222	16,863	27,082	31,670
Net income	$34,818	$72,069	$66,302	$128,032

Income per share:
Basic	$0.21	$0.43	$0.39	$0.76
Diluted	$0.21	$0.43	$0.39	$0.76

Dividends declared (per share)	$0.115	$0.115	$0.225	$0.230
Weighted average common shares outstanding:
Basic	168,262	168,749	168,167	168,621
Diluted	168,918	169,472	168,754	169,217

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income	$34,818	$72,069	$66,302	$128,032
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	12,385	1,310	33,447	(40,431)
Foreign currency cash flow hedges adjustment	267	126	(421)	189
Pension liability adjustment	68	216	(113)	2,846
Other comprehensive income (loss), net of income taxes	12,720	1,652	32,913	(37,396)
Comprehensive income	$47,538	$73,721	$99,215	$90,636

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2017	2018
Operating Activities:
Net income	$66,302	$128,032
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,241	41,937
Stock-based compensation expense	1,727	1,848
Deferred income taxes	746	(1,455)
Gain on disposal of property and equipment	1	258
Equity income from equity-method investments	-	36
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable	(9,291)	17,196
Inventories	15,559	(42,626)
Accounts payable and accrued expenses	(3,035)	8,796
Income taxes payable	(1,373)	(8,004)
Other assets	28,900	(19,094)
Other liabilities	7,657	11,537
Net cash provided by operating activities	128,434	138,461

Investing Activities:
Purchases of property and equipment	(38,916)	(65,016)
Purchase of business, net of cash and debt acquired	-	(12,317)
Purchases of investment securities	(986,710)	(699,887)
Redemptions of investment securities	970,348	621,640
Other investing activities	(960)	(951)
Net cash used in investing activities	(56,238)	(156,531)

Financing Activities:
Dividends paid	(37,004)	(38,785)
Proceeds from exercise of stock options	4,121	3,509
Purchase of treasury stock	-	(811)
Principle payments of debt	-	(1,893)
Payments of tax withholdings for vested restricted stock units	(498)	(790)
Net cash used in financing activities	(33,381)	(38,770)

Effect of exchange rate on cash	1,340	(2,679)

Increase (decrease) in cash and cash equivalents	40,155	(59,519)

Cash and cash equivalents at beginning of period	578,634	547,415
Cash and cash equivalents at end of period	$618,789	$487,896

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Summary of Significant Accounting Policies

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. During the three and six month periods ended September 30, 2018, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies other than those discussed below and in Note 3 related to revenue recognition.

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

Relevant New Accounting Standards

In 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The Company adopted this guidance effective April 1, 2018, using the modified retrospective method, with no material impact on our results of operations. Please refer to Note 3 for additional information.

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

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted in any interim period after issuance. Management is currently evaluating the impact this guidance will have on our consolidated financial statements.

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

The results of operations for S&C since the acquisition date are included in the accompanying consolidated statements of operations.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$61,483
Inventory	42,443
Accounts payable and accrued liabilities	(67,930)
Other current assets and liabilities, net	8,566
Working capital	44,562
Property and equipment	85,794
Intangible assets	18,168
Other non-current assets and liabilities, net	(13,806)
Total identified assets and liabilities	134,718
Purchase price	162,038
Goodwill	$27,320

We recorded approximately $18,168 of identifiable intangible assets and $27,320 of goodwill pertaining to this acquisition. The acquired intangible assets relate to the AB Electronics trade name, existing technology and customer relationships which are being amortized over one, eleven, and six years respectively.  In the quarter ended September 30, 2018, immaterial measurement period adjustments were made to the allocation of the purchase price. The measurement period is no longer open.

The unaudited pro forma combined financial information is provided for the three and six month periods ended September 30, 2017 as though S&C had been acquired as of April 1, 2017. These pro forma combined results of revenues have been prepared by adjusting our historical results to include the historical results of S&C based on information available. Unaudited pro forma net sales for the three and six month periods ending September 30, 2017 would have been $442,057 and $871,161, respectively, with the inclusion of S&C's net sales for such period. We recognized revenue of $89,364 from S&C in the three month period ended September 30, 2018 and $187,114 for the six month period ended September 30, 2018.

On January 31, 2018, AVX acquired Ethertronics, Inc. for $127,677 net of cash and debt acquired. The Ethertronics business is now named “AVX Antenna” and is consolidated with our Electronic Components segment. The purchase of Ethertronics expands AVX’s extensive electronic product offering into the antenna technology market and will provide new and exciting growth opportunities for AVX going forward.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$14,419
Accounts payable	(10,140)
Other current assets and liabilities, net	3,613
Working capital	7,892
Debt	(21,105)
Property and equipment	13,769
Intangible assets	64,800
Other non-current assets and liabilities, net	(15,498)
Total identified assets and liabilities	49,858
Purchase price	127,677
Goodwill	$77,819

The results of operations for AVX Antenna since the acquisition date are included in the accompanying consolidated statements of operations. We recorded approximately $64,800 of identifiable intangible assets and $77,819 of goodwill. The acquired intangible assets relate to the Ethertronics trade name, existing technology and customer relationships which are being amortized over ten, ten, and thirteen years, respectively. We recognized revenue of $31,806 and $63,747 from AVX Antenna in the three and six month periods ended September 30, 2018, respectively.  Immaterial working capital and other measurement period adjustments were made to the allocation to the purchase price. The measurement period remains open until February 2019.

On April 30, 2018, AVX, through its subsidiary AVX Interconnect Europe GmbH, acquired KUMATEC Sondermaschinenbau & Kunststoffverarbeitung GmbH (“Kumatec”) for consideration of approximately $12,882, net of cash acquired and debt assumed. Now named Kumatec and consolidated with our Interconnect, Sensing and Control segment, the purchase of Kumatec provides AVX with additional manufacturing capabilities and new business opportunities. We recorded approximately $3,189 of identifiable intangible assets and $9,754 of goodwill.  The acquired intangible assets relate to the Kumatec trade name, existing technology and customer relationships which are being amortized over six years. We recognized revenue of $658 and $2,755 from Kumatec in the three and six month periods ended September 30, 2018.

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

We identified a change in how we record right-of-return liabilities which impacts Current Assets and Current Liabilities. The change is primarily due to how ASC 606 defines a right-of-return contract liability. The following table compares the amounts reported in the Consolidated Balance Sheet had the previous revenue recognition guidance been in effect:

	Six Months Ended September 30, 2018
		Balances without	Increase Due to
	As reported	ASC 606 Adoption	Adoption
Accounts Receivable - trade, net	$262,433	$247,611	$14,822
Accrued Expenses	$151,014	$136,192	$14,822

Reference Note 5, "Trade Accounts Receivable and Contract Liabilities," for information on variable consideration and right-of-return liability details.

Reference Note 11, "Segment and Geographic Information," for disaggregated revenue information.

4. Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period. Stock options and unvested service-based restricted stock unit (“RSU”) awards make up the common stock equivalents and are computed using the treasury stock method.

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents for the three and six month periods ending September 30, 2017 and 2018.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income	$34,818	$72,069	$66,302	$128,032
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,262	168,749	168,167	168,621
Basic earnings per share	$0.21	$0.43	$0.39	$0.76
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,262	168,749	168,167	168,621
Effect of stock awards	656	723	587	596
Weighted Average Shares used in Computing Diluted EPS (1)	168,918	169,472	168,754	169,217
Diluted earnings per share	$0.21	$0.43	$0.39	$0.76

(1)

Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 0 shares and 14 shares for the three month periods ended September 30, 2017 and 2018, respectively and 94 shares and 14 shares for the six months ended September 30, 2017 and 2018, respectively.

5. Trade Accounts Receivable and Contract Liabilities:

	March 31, 2018	September 30, 2018
Gross Accounts Receivable - trade	$300,016	$274,299
Less:
Allowances for doubtful accounts	1,893	1,327
Stock rotation	7,109	-
Ship from stock and debit	9,663	10,201
Sales returns	5,374	-
Discounts	718	338
Total allowances	24,757	11,866
Accounts Receivable - trade, net	$275,259	$262,433

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 3, “Revenue Recognition,” for additional information.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Allowances for doubtful accounts:
Beginning balance	$1,447	$1,294	$1,285	$1,893
Charges	-	49	164	81
Applications	(846)	(16)	(848)	(647)
Ending balance	$601	$1,327	$601	$1,327

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Stock rotation and ship from stock and debit:
Beginning balance	$14,893	$9,869	$14,853	$15,989
Charges	7,527	7,072	14,266	13,464
Applications	(7,301)	(6,740)	(14,000)	(12,926)
Stock rotation reclassified to liability	-	-	-	(6,326)
Ending balance	$15,119	$10,201	$15,119	$10,201

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Sales returns and discounts:
Beginning balance	$5,163	$589	$5,623	$6,875
Charges	2,715	1,974	6,780	2,060
Applications	(2,819)	(2,219)	(7,372)	(2,434)
Sales returns reclassified to liability	-	-	-	(6,157)
Translation, acquisition and other	17	(6)	45	(6)
Ending balance	$5,076	$338	$5,076	$338

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

During the three and six month periods ended September 30, 2018, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	257	-	257	-
Total	$6,906	$5,959	$947	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	514	-	514	-
Total	$7,163	$5,959	$1,204	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,342	$5,576	$1,766	$-
Foreign currency derivatives(2)	355	-	355	-
Total	$7,697	$5,576	$2,121	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,342	$5,576	$1,766	$-
Foreign currency derivatives(2)	207	-	207	-
Total	$7,549	$5,576	$1,973	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2018 and September 30, 2018, all of our forward contracts are valued using Level 2 measurements.

7. Financial Instruments and Investments in Securities:

At March 31, 2018 and September 30, 2018, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial Paper	$10,597	$-	$(1)	$10,596
Time deposits	269,190	203	-	269,393
	$279,787	$203	$(1)	$279,989

	September 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$14,899	$4	$-	$14,903
Time deposits	341,916	352	-	342,268
	$356,815	$356	$-	$357,171

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2018, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$356,815	$357,171
Due after one year through five years	-	-
Total	$356,815	$357,171

8. Inventories:

	March 31, 2018	September 30, 2018
Finished goods	$93,467	$85,169
Work in process	133,556	142,837
Raw materials	289,754	327,755
Total Inventories, net	$516,777	$555,761

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $14,020 at September 30, 2018, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $18,618 and $18,729 at March 31, 2018 and September 30, 2018, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3,329 and $6,040 in accrued expenses at March 31, 2018 and September 30, 2018, respectively, and $15,289 and $12,689 in other non-current liabilities at March 31, 2018 and September 30, 2018, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

In connection with the same location, Union Gas Limited and Coca-Cola Refreshments Canada Company filed suits in the Superior Court of Justice for Ontario, Canada, against AVX Corporation, Aerovox Corp. and Cooper Industries, LLC seeking to recover the costs of remediation of the site and for damages associated with alleged contamination of the site. Those suits were filed on April 18, 2018, but not served on AVX until October 11, 2018, and are in their initial stages. AVX is considering its legal options but intends to vigorously defend these matters.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $ 37,500, which was recorded in fiscal 2016.  That verdict was later vacated by the court on March 30, 2018. The amount of damages will be subject to further legal proceedings including a potential trial on damages, which we expect to occur in fiscal 2019. AVX is continuing to litigate the case.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December, 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts. In 2018, the District Court set the amount of royalties and re-issued the injunction. An appeal has been filed from both decisions.

As of September 30, 2018, we had total reserves of $73,392 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2017		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$12,385	$12,385	$1,310	$1,310
Foreign currency cash flow hedges adjustment	195	267	171	126
Pension liability adjustment	91	68	272	216
Other comprehensive income (loss)	$12,671	$12,720	$1,753	$1,652

	Six Months Ended
	September 30,
	2017		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$33,447	$33,447	$(40,431)	$(40,431)
Foreign currency cash flow hedges adjustment	(524)	(421)	248	189
Pension liability adjustment	(150)	(113)	3,579	2,846
Other comprehensive income (loss)	$32,773	$32,913	$(36,604)	$(37,396)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2017 and 2018. Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three and six month periods ended September 30, 2018.

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

The tables below present information about reported segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2017	2018	2017	2018
Ceramic Components	$57,319	$102,678	$108,375	$181,514
Tantalum Components	93,987	105,702	182,940	206,734
Advanced Components	168,810	123,849	330,471	263,193
Total Electronic Components	320,116	332,229	621,786	651,441
Interconnect, Sensing and Control Devices	32,577	124,100	62,261	259,004
Total Revenue	$352,693	$456,328	$684,047	$910,444

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Operating profit:
Electronic Components	$56,076	$104,135	$110,795	$190,545
Interconnect, Sensing and Control Devices	3,366	2,283	6,644	(467)
Corporate activities	(14,656)	(20,781)	(30,222)	(36,423)
Total	$44,786	$85,637	$87,217	$153,655

	As of	As of
	March 31, 2018	September 30, 2018
Assets:
Electronic Components	$632,014	$678,940
Interconnect, Sensing and Control Devices	241,959	251,738
Cash, A/R, and investments in securities	1,111,716	1,107,775
Goodwill - Electronic Components	278,247	290,870
Goodwill - Interconnect, Sensing and Control Devices	38,051	37,056
Corporate activities	370,779	374,276
Total	$2,672,766	$2,740,655

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net sales:
Americas	$102,838	$126,004	$202,779	$240,571
Europe	103,045	184,004	195,565	382,408
Asia	146,810	146,320	285,703	287,465
Total	$352,693	$456,328	$684,047	$910,444

12. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six month periods ended September 30, 2017 and 2018:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Service cost	$33	$-	$231	$212
Interest cost	352	327	1,136	1,024
Expected return on plan assets	(450)	(393)	(1,450)	(1,441)
Recognized actuarial loss	286	221	329	252
Net periodic pension cost	$221	$155	$246	$47

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Service cost	$66	$-	$459	$427
Interest cost	704	655	2,244	2,070
Expected return on plan assets	(900)	(786)	(2,867)	(2,912)
Recognized actuarial loss	571	442	650	508
Net periodic pension cost	$441	$311	$486	$93

Based on current actuarial computations, during the six months ended September 30, 2018, we made contributions of $3,436 to the international plans. We expect to make additional contributions of approximately $3,270 to the international plans over the remainder of fiscal 2019. We made a contribution of $2,289 to the U.S. plans during the six months ended September 30, 2018. We do not expect to make additional contributions to the U.S. plans the remainder of fiscal 2019.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2018 and September 30, 2018, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$212	Accrued expenses	$377

September 30, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$222	Accrued expenses	$139

For these derivatives designated as cash flow hedging instruments, during the three and six month periods ended September 30, 2018, a net pre-tax gain of $715 and a net pre-tax loss of $118 were recognized in other comprehensive income (loss). In addition, during the three and six month periods ended September 30, 2018,  net pre-tax gains of $545 and $2,590, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pretax gains of $32 and $1,403 were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income (loss) in the same period as the re-measurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2018 and September 30, 2018, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$45	Accrued expenses	$137

September 30, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$133	Accrued expenses	$68

For these derivatives not designated as cash flow hedging instruments during the three month and six month periods ended September 30, 2018, gains of $66 on hedging contracts were recognized in other income (loss), along with the approximately $1,245 in exchange gains that were recognized in other income (loss) in the accompanying statement of operations.

At March 31, 2018 and September 30, 2018, we had outstanding foreign exchange contracts with notional amounts totaling $156,238 and $175,751, respectively, denominated primarily in Euros, Czech Korunas, and Japanese Yen.

14. Subsequent Events:

On October 17, 2018, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended September 30, 2018. The dividend will be paid to stockholders of record on November 2, 2018 and will be disbursed on November 16, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects, trends and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2019, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain.  Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by the forward-looking statements for a variety of reasons, including without limitation, changes in the global economy or the economy of any locality in which we conduct business; changes in general industry and market conditions or regional growth or declines; loss of business from increased competition; higher raw material costs or raw material shortages; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; changes import/export regulations and tariffs; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; possible adverse results of pending or future litigation or infringement claims; our ability to successfully integrate and realize expected synergies from acquired businesses; our ability to protect our intellectual property rights; negative impacts of environmental investigations or other governmental investigations and associated litigation; tax assessments by governmental authorities and changes in our effective tax rate; dependence on and relationships with customers and suppliers; and other risks and uncertainties discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2018. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, in Note 1, “Summary of Significant Accounting Policies,” and in Note 3, "Revenue Recognition" in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There were no significant changes to other critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three and six month periods ended September 30, 2018 other than those discussed in Note 1, "Basis of Presentation," and Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements in this Form 10-Q related to revenue recognition.

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

Results of Operations - Three Months Ended September 30, 2017 and 2018

Our net income for the three months ended September 30, 2018 was $72.1 million, or $0.43 per share, compared to net income of $34.8 million, or $0.21 per share, for the three months ended September 30, 2017.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2017	2018
Net sales	$352,693	$456,328
Gross profit	77,273	126,476
Operating income	44,786	85,637
Net income	34,818	72,069
Diluted earnings per share	$0.21	$0.43

Net sales in the three month period ended September 30, 2018 increased $103.6 million or 29.4%, to $456.3 million compared to $352.7 million in the three month period ended September 30, 2017.  Global market conditions remained healthy, contributing to strong overall demand, primarily in the automotive, medical, and defense and aerospace markets.  Market demand is being driven in part by the power of electronics to enhance the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IoT, or Internet of Things.  The increase in revenue for the three month period ended September 30, 2018 includes sales of $89.4 million in our Interconnect, Sensing and Control Devices segment that are attributable to our acquisition of the AB Electronic sensing and control (“S&C”) business and $31.8 million in our Electronic Components segment attributable to our acquisition of Ethertronics, Inc., ("AVX Antenna"). The increased sales were partially offset by the loss of Kyocera Resale sales in our Electronic Components segment, due to Kyocera's decision to market and sell certain of its products globally using its own sales force rather than have AVX resell such products in various geographies, which were $1.4 million for the three month period ended September 30, 2018 compared to $85.2 million for the three month period ended September 30, 2017. Sales were unfavorably impacted by approximately $8.8 million as a result of currency movement due to the stronger U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the quarters ended September 30, 2017 and 2018.

	Three Months Ended
(in thousands)	September 30,
Sales Revenue	2017	2018
Ceramic Components	$57,319	$102,678
Tantalum Components	93,987	105,702
Advanced Components	168,810	123,849
Total Electronic Components	320,116	332,229
Interconnect, Sensing and Control Devices	32,577	124,100
Total Revenue	$352,693	$456,328

Electronic Components sales increased $12.1 million, or 3.8% to $332.2 million in the three month period ended September 30, 2018 compared to sales of $320.1 million during the same period last year driven by favorable global macro-economic conditions, increased electronic content in automobiles, increased global defense spending, and technological advances across a broad range of IoT products and smart home devices driving increased sales in all of our Electronic Components groups.  The sales increases in our Advanced Component group were offset by lower Kyocera Resale product sales due to the previously announced decision by Kyocera to market and sell certain of its products globally using Kyocera’s salesforce as discussed above. Ceramic Components sales for the three months ended September 30, 2018 were favorably impacted by sales of $31.8 million related to our acquisition of AVX Antenna in February 2018.

Interconnect, Sensing and Control Devices product sales increased $91.5 million to $124.1 million in the three month period ended September 30, 2018 compared to $32.6 million during the same period last year. This increase is primarily attributable to increased sales of $89.4 million resulting from the addition of the S&C business, in addition to increased demand in the European automotive markets for our interconnect, sensing and control products.

Geographically, compared to the same period last year, sales increased in Americas and Europe, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market.  Sales decreased in Asia primarily from the reduction of Kyocera Resale product sales partially offset by higher demand in the electronics market. With the addition of S&C, whose sales are concentrated in Europe, overall sales percentages decreased in the Asian and American regions while sales increased in our European region compared to the same three-month period last year. Sales in the Asian, American, and European markets represented 32%, 28% and 40% of total sales, respectively, for the three month period ended September 30, 2018. This compares to 42%, 29% and 29% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 43% of total sales for the three month period ended September 30, 2018, compared to 49% for the three month period ended September 30, 2017. Our S&C sales are primarily direct to OEM customers, which led to the decrease in our distributor sales percentage when compared to the same period last year. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity during the past several quarters in response to improved end-market demand and extended product delivery lead times. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $7.1 million, or 3.7% of gross sales to distributor customers for the three month period ended September 30, 2018, and $7.5 million, or 4.4% of gross sales to distributor customers, for the three month period ended September 30, 2017. Applications under such programs for the three month periods ended September 30, 2017 and 2018 were approximately $7.3 million and $6.7 million, respectively. The decrease in both percentage and dollars compared to the prior year is reflective of the increased demand and improved pricing environment in the marketplace.

Gross profit in the three month period ended September 30, 2018 was $126.5 million, compared to a gross profit of $77.3 million in the three month period ended September 30, 2017. Gross profit as a percentage of sales for the three month period ended September 30, 2018 was 27.7% compared to 21.9% for the three month period ended September 30, 2017. This increase in gross profit in dollars and as a percentage of sales is reflective of our continued focus on the sale of value-added components with better margin opportunities, increased operational efficiencies, and an improved pricing environment in the global marketplace. Costs due to currency movement were favorably impacted by $5.8 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended September 30, 2018 were $40.8 million, or 8.9% of net sales, compared to $32.5 million, or 9.2% of net sales, in the three month period ended September 30, 2017. When compared to the same quarter last year, the overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales as well as the effects of amortization for intangible assets related to the S&C and AVX Antenna acquisitions.

Income from operations was $85.6 million in the three month period ended September 30, 2018 compared to $44.8 million in the three month period ended September 30, 2017. This increase was a result of the factors described above.

Other income, net, was $3.3 million for the three month period ended September 30, 2018 compared to $4.3 million for the same three month period last year.

The provision for income tax for the three month period ended September 30, 2018 was $16.9 million compared to $14.2 million for the three month period ended September 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted in the U.S. Among numerous other provisions, the Act reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. Our effective tax rate for the quarter ended September 30, 2018 was approximately 20.9%, reflective of the lower income tax rates arising from the Act. The Company will continue to assess all relevant aspects of the Act, including additional guidance under the Act, among other things which may impact our income tax provision.

As a result of the factors discussed above, net income for the three month period ended September 30, 2018 was $72.1 million compared to net income of $34.8 million for the same three month period last year.

Results of Operations – Six Months Ended September 30, 2017 and 2018

Our net income for the six months ended September 30, 2018 was $128.0 million, or $0.76 per share, compared to $66.3 million, or $0.39 per share, for the six months ended September 30, 2017.

	Six Months Ended
	September 30,
(in thousands, except per share data)	2017	2018
Net sales	$684,047	$910,444
Gross profit	151,119	234,809
Operating income	87,217	153,655
Net income	66,302	128,032
Diluted earnings per share	$0.39	$0.76

Net sales in the six month period ended September 30, 2018 increased $226.4 million, or 33.1%, to $910.4 million compared to $684.0 million in the six month period ended September 30, 2017. The increase in revenue was attributable to higher volumes across most of our markets resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, medical, and consumer markets driven by the power of electronics to enhance the user experience such as in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control, and security devices enabled through the IoT. The increase in revenue for the six month period ended September 30, 2018 includes sales of $187.1 million in our Interconnect, Sensing and Control Devices segment that are attributable to our acquisition of S&C and $63.7 million in our Electronic Components segment attributable to our acquisition of AVX Antenna. The increased sales were partially offset by the loss of Kyocera Resale sales in our Electronic Components segment, due to Kyocera's decision to market and sell certain of its products globally using its own sales force rather than have AVX resell such products in various geographies, which were $18.6 million for the six month period ended September 30, 2018 compared to $161.9 million for the six month period ended September 30, 2017.

The table below represents product group revenues for the six months ended September 30, 2017 and 2018.

	Six Months Ended
(in thousands)	September 30,
Sales Revenue	2017	2018
Ceramic Components	$108,375	$181,514
Tantalum Components	182,940	206,734
Advanced Components	330,471	263,193
Total Electronic Components	621,786	651,441
Interconnect, Sensing and Control Devices	62,261	259,004
Total Revenue	$684,047	$910,444

Electronic Component sales increased $29.7 million, or 4.8% to $651.4 million in the six month period ended September 30, 2018 compared to sales of $621.8 million during the same six month period last year as a result of steadily improving global market conditions driven by increased electronic content in automobiles, increased global defense spending, and technological advances across a broad range of IoT products and smart home devices driving the increased sales in all of our Electronic Components groups.  The sales increases in our Advanced Component group were offset by lower Kyocera Resale product sales due to the previously announced decision by Kyocera to market and sell certain of its products globally using Kyocera’s salesforce as discussed above.

Total Interconnect, Sensing and Control Devices increased $196.7 million, or 316.0%, to $259.0 million in the six month period ended September 30, 2018 compared to $62.3 million during the same period last year.  This increase is primarily attributable to increased sales of $187.1 million resulting from the addition of the S&C business, in addition to increased demand in the European automotive markets for our interconnect, sensing and control products.

Geographically, compared to the same period last year, sales increased in all regions, primarily reflecting higher demand resulting from steadily improving global market conditions in the electronics market. With the addition of S&C, whose sales are concentrated in Europe, overall sales percentages decreased in the Asian and American regions while sales increased in our European region compared to the same six-month period last year. Sales in the Asian, American, and European markets represented 32%, 26% and 42% of total sales, respectively, for the six month period ended September 30, 2018. This compares to 41%, 30% and 29% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 41.2% of total sales for the six month period ended September 30, 2018, compared to 48.8% for the six month period ended September 30, 2017. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity in response to good end market demand during the period. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $13.5 million, or 3.6% of gross sales to distributor customers, for the six month period ended September 30, 2018, and $14.3 million, or 4.3% of gross sales to distributor customers, for the six month period ended September 30, 2017. Applications under such programs for the six month period ended September 30, 2017 and 2018 were approximately $14.0 million and $12.9 million, respectively.

Gross profit in the six month period ended September 30, 2018 was 25.8% of sales, or $234.8 million, compared to a gross profit of 22.1% of sales, or $151.1 million, in the six month period ended September 30, 2017.  This increase in gross profit in dollars and as a percentage of sales is reflective of our continued focus on the sale of value added components with better margin opportunities, increased operational efficiencies, and an improved pricing environment in the global marketplace. Costs due to currency movement were favorably impacted by $1.4 million when compared to the same period last year.

Selling, general and administrative expenses in the six month period ended September 30, 2018 were $81.2 million, or 8.9% of net sales, compared to $63.9 million, or 9.3% of net sales, in the six month period ended September 30, 2017. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales when compared to the same period last year.

Income from operations was $153.7 million in the six month period ended September 30, 2018 compared to $87.2 million in the six month period ended September 30, 2017. This increase was a result of the factors described above.

Other income, net was $6.0 million for the six month period ended September 30, 2018 compared to $6.2 million for the same six month period last year. This slight decrease was primarily due to higher foreign exchange losses resulting from currency fluctuations.

The provision for income tax for the six month period ended September 30, 2018 was $31.7 million compared to $27.1 million for the six month period ended September 30, 2017. Our effective tax rate for the six month period ended September 30, 2018 was 20.9% compared to 29.0% for the six months ended September 30, 2017.  The reduction in effective tax rate is primarily due to the enactment of the Act on December 22, 2017, as discussed above.  The Company will continue to assess all relevant aspects of the Act, including additional guidance under the Act, among other things which may impact our income tax provision.

As a result of the factors discussed above, net income for the six month period ended September 30, 2018 was $128.0 million compared to $66.3 million for the same six month period last year.

Outlook

Near-Term:

With unpredictable global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2019. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see lower than normal sales price pressure in the markets we serve due to increasing demand combined with lower product availability. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sale of value-added electronic components to support today’s advanced electronic use products. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is unpredictability in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic end use products based on new IoT applications, the increase of electronic content in cars, smart home devices that are connected to the internet and new consumer wireless devices, which require electronic components and interconnect, sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, (c) opportunities for growth in our Electronic Component and Interconnect, Sensing and Control Devices product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of September 30, 2018, we had a current ratio of 5.5 to 1, $844.7 million of cash, cash equivalents, and investments in securities, $2.3 billion of stockholders’ equity, and no borrowings. On December 22, 2017, the Act was enacted in the U.S. Among numerous other provisions, the Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a territorial tax system for resident corporations and related corporate group members. As a result of the Act we will have greater flexibility to redirect our global cash resources where they are needed.

Net cash provided by operating activities was $138.5 million in the six month period ended September 30, 2018 compared to $128.4 million of cash provided by operating activities in the six month period ended September 30, 2017.

Purchases of property and equipment were $65.0 million in the six month period ended September 30, 2018 and $38.9 million in the six month period ended September 30, 2017. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in El Salvador, the Czech Republic, Germany and Malaysia. We expect to continue making strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur capital expenditures of approximately $100 million in fiscal 2019. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On April 30, 2018, AVX completed its purchase of Kumatec for $12.9 million in cash, net of cash acquired and debt assumed. Kumatec develops, constructs and manufactures automation equipment and manufactures plastic components.

Historically, our operating funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of September 30, 2018, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2018, we did not have any significant delivery contracts outstanding.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

In addition, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
7/1/18 - 7/31/18	-	$-	-	3,012,074
8/1/18 - 8/31/18	-	-	-	3,012,074
9/1/18 - 9/30/18	-	-	-	3,012,074
Total	-	$-	-	3,012,074

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of September 30, 2018, there were 3,012,074 shares that may yet be repurchased under this program. There is no expiration date for this repurchase program.

ITEM 6.	EXHIBITS

Exhibit 3.1	Amended and Restated Bylaws of the Company, effective October 17, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 24, 2018).

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2018.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer.

Date: November 6, 2018

AVX Corporation

By:	/s/ Michael Hufnagel
Michael Hufnagel
Senior Vice President, Chief Financial Officer, and Treasurer