Form 10-Q
period 2018-12-31
AVX Corp
filed 2019-02-07
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Common Stock, par value $0.01 per share	168,799,776

AVX Corporation and Subsidiaries

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2018	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$547,415	$354,218
Short-term investments in securities	279,787	499,528
Accounts receivable - trade, net	275,259	249,615
Accounts receivable - affiliates	9,255	527
Inventories, net	516,777	590,827
Income taxes receivable	2,566	25,399
Prepaid and other	70,665	63,665
Total current assets	1,701,724	1,783,779
Property and equipment, net	418,286	442,811
Goodwill	316,298	317,676
Intangible assets, net	128,612	122,171
Deferred income taxes	75,720	66,051
Other assets	32,126	37,042
Total Assets	$2,672,766	$2,769,530
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$89,726	$91,019
Accounts payable - affiliates	26,320	939
Income taxes payable	8,290	26,629
Accrued payroll and benefits	52,044	48,003
Accrued expenses	118,183	140,208
Total current liabilities	294,563	306,798
Income taxes payable	69,645	59,061
Pensions	10,605	7,847
Deferred income taxes	12,895	11,939
Other liabilities	41,615	46,912
Total Liabilities	429,323	432,557

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,434 and 168,795 shares at March 31, 2018 and December 31, 2018, respectively	1,764	1,764
Additional paid-in capital	360,077	361,324
Retained earnings	1,962,467	2,106,514
Accumulated other comprehensive income (loss)	21,257	(35,060)
Treasury stock, at cost:
7,935 and 7,574 shares at March 31, 2018 and December 31, 2018, respectively	(102,122)	(97,569)
Total Stockholders' Equity	2,243,443	2,336,973
Total Liabilities and Stockholders' Equity	$2,672,766	$2,769,530

  See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Net sales	$431,795	$442,395	$1,115,842	$1,352,839
Cost of sales	349,692	316,241	882,620	991,876
Gross profit	82,103	126,154	233,222	360,963
Selling, general and administrative expenses	36,772	42,187	100,674	123,341
Legal and environmental charges	-	(5,589)	-	(5,589)
Profit from operations	45,331	89,556	132,548	243,211
Other income (loss):
Interest income	2,907	4,621	10,305	12,159
Other, net	(686)	(3,616)	(1,917)	(5,107)
Income before income taxes	47,552	90,561	140,936	250,263
Provision for income taxes	140,764	16,264	167,846	47,934
Net income (loss)	$(93,212)	$74,297	$(26,910)	$202,329

Income (loss) per share:
Basic	$(0.55)	$0.44	$(0.16)	$1.20
Diluted	$(0.55)	$0.44	$(0.16)	$1.20

Dividends declared (per share)	$0.115	$0.115	$0.340	$0.345
Weighted average common shares outstanding:
Basic	168,313	168,795	168,216	168,679
Diluted	168,313	169,314	168,216	169,247

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Net income (loss)	$(93,212)	$74,297	$(26,910)	$202,329
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	7,749	(18,639)	41,196	(59,070)
Foreign currency cash flow hedges adjustment	(518)	(36)	(939)	153
Pension liability adjustment	243	(246)	130	2,600
Other comprehensive income (loss), net of income taxes	7,474	(18,921)	40,387	(56,317)
Comprehensive income (loss)	$(85,738)	$55,376	$13,477	$146,012

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	December 31,
	2017	2018
Operating Activities:
Net income (loss)	$(26,910)	$202,329
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	38,258	65,109
Stock-based compensation expense	2,527	3,098
Deferred income taxes	40,666	7,321
Loss on disposal of property and equipment	60	278
Loss from equity-method investments	-	107
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable	(3,499)	29,791
Inventories	28,152	(87,461)
Accounts payable and accrued expenses	(55,523)	(4,474)
Income taxes payable	81,159	(33,345)
Other assets	36,297	(30,271)
Other liabilities	19,763	44,515
Net cash provided by operating activities	160,950	196,997

Investing Activities:
Purchases of property and equipment	(65,249)	(94,083)
Purchase of business, net of cash and debt acquired	(150,277)	(12,317)
Purchases of investment securities	(1,476,235)	(1,102,776)
Redemptions of investment securities	1,466,490	881,372
Other investing activities	(959)	(950)
Net cash used in investing activities	(226,230)	(328,754)

Financing Activities:
Dividends paid	(56,359)	(58,196)
Proceeds from exercise of stock options	4,369	3,515
Purchase of treasury stock	-	(811)
Principle payments of debt	-	(1,893)
Payments of tax withholdings for vested restricted stock units	(498)	(790)
Net cash used in financing activities	(52,488)	(58,175)

Effect of exchange rate on cash	3,307	(3,265)

Decrease in cash and cash equivalents	(114,461)	(193,197)

Cash and cash equivalents at beginning of period	578,634	547,415

Cash and cash equivalents at end of period	$464,173	$354,218

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated. We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, and cash flows for the periods presented. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Summary of Significant Accounting Policies

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to our Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. During the three and nine month periods ended December 31, 2018, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies other than those discussed below and in Note 3 related to revenue recognition.

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

Payment terms for the Company’s sales are generally less than 90 days. Substantially all of the Company’s receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward. The Company applies the practical expedient within Accounting Standards Codification 606 - Revenue (“ASC 606”) to all of its contracts with payment terms less than or equal to twelve months and does not recognize a financing component in the determination of the transaction price.

We evaluate gross versus net presentation on revenues from products purchased and resold in accordance with the revenue recognition criteria outlined in ASC 606. Based on the evaluation of our resale arrangements with Kyocera, including consideration of the primary indicators set forth in ASC 606, we record revenue related to products purchased and resold on a gross basis.

The Company pays commissions to sales representatives on a per-sale basis and applies the practical expedient available within Accounting Standards Codification 340 – Other Assets and Deferred Costs (“ASC 340”). Accordingly, commissions are expensed as incurred.

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

In February 2016, FASB issued ASU 2016-02, “Leases.” This guidance changes the requirements for inclusion of certain right-of-use assets and the associated lease liabilities to be included in a statement of financial position. The classification criteria maintains the distinction between finance leases and operating leases. Regarding finance leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize interest on the lease liability separate from the amortization of the right-of-use asset in the statement of comprehensive income, and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Regarding operating leases, lessees are required to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and 3) classify all cash payments within operating activities in the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Based on work performed to date to analyze ASU 2016-02, including a review of the language and structure in our (including recent acquisitions) current lease and rental contracts, management does not anticipate the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted in any interim period after issuance. Additionally, in October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This update is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. For entities that have not yet adopted ASU 2017-12, the concurrent adoption of ASU 2018-16 is required. The Company intends to adopt this update concurrently with ASU 2017-12. Management does not anticipate the adoption of ASU 2017-12 and ASU 2018-16 to have a material impact on our consolidated financial statements.

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

The unaudited pro forma combined financial information is provided for the nine month period ended December 31, 2017 as though S&C had been acquired as of April 1, 2017. These pro forma combined results of revenues have been prepared by adjusting our historical results to include the historical results of S&C based on information available. Unaudited pro forma net sales for the nine month period ending December 31, 2017 would have been $1,302,956 with the inclusion of S&C's net sales for such period. We recognized revenue on S&C products of $266,970 for the nine month period ended December 31, 2018.

On January 31, 2018, AVX acquired Ethertronics, Inc. for $127,677 net of cash and debt acquired. The Ethertronics business is now named “AVX Antenna” and is consolidated with our Electronic Components segment. The purchase of the Ethertronics business expands AVX’s extensive electronic product offering into the antenna technology market and will provide new and exciting growth opportunities for AVX going forward.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$14,419
Accounts payable	(10,140)
Other current assets and liabilities, net	3,613
Working capital	7,892
Debt	(21,105)
Property and equipment	13,769
Intangible assets	64,800
Other non-current assets and liabilities, net	(6,434)
Total identified assets and liabilities	58,922
Purchase price	127,677
Goodwill	$68,755

The results of operations for AVX Antenna since the acquisition date are included in the accompanying consolidated statements of operations. We recorded approximately $64,800 of identifiable intangible assets and $68,755 of goodwill. The acquired intangible assets relate to the Ethertronics trade name, existing technology and customer relationships which are being amortized over ten, ten, and thirteen years, respectively. We recognized revenue of $25,512 and $89,259 from AVX Antenna in the three and nine month periods ended December 31, 2018, respectively. In the quarter ended December 31, 2018 goodwill decreased by $9,064, and other non-current assets and liabilities, net decreased by $9,064, which was primarily the result of the Company's measurement of the deferred tax assets and liabilities that were acquired.

On April 30, 2018, AVX, through its subsidiary AVX Interconnect Europe GmbH, acquired KUMATEC Sondermaschinenbau & Kunststoffverarbeitung GmbH (“Kumatec”) for consideration of approximately $12,882, net of cash acquired and debt assumed. Now named Kumatec and consolidated with our Interconnect, Sensing and Control segment, the purchase of Kumatec provides AVX with additional manufacturing capabilities and new business opportunities. We recorded approximately $3,189 of identifiable intangible assets and $9,802 of goodwill.  The acquired intangible assets relate to the Kumatec trade name, existing technology and customer relationships which are being amortized over six years. We recognized revenue of $1,450 and $4,204 from Kumatec in the three and nine month periods ended December 31, 2018.

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

We identified a change in how we record right-of-return liabilities which impacts Current Assets and Current Liabilities. The change is primarily due to how ASC 606 defines a right-of-return contract liability. The following table compares the amounts reported in the Consolidated Balance Sheet had the previous revenue recognition guidance been in effect:

	December 31, 2018
		Balances without	Increase Due to
	As reported	ASC 606 Adoption	Adoption
Accounts Receivable - trade, net	$249,615	$234,035	$15,580
Accrued Expenses	$140,208	$124,628	$15,580

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

The table below represents the basic and diluted earnings (loss) per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents for the three and nine month periods ending December 31, 2017 and 2018.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Net income (loss)	$(93,212)	$74,297	$(26,910)	$202,329
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,313	168,795	168,216	168,679
Basic earnings (loss) per share	$(0.55)	$0.44	$(0.16)	$1.20
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,313	168,795	168,216	168,679
Effect of stock awards	-	519	-	568
Weighted Average Shares used in Computing Diluted EPS (1)	168,313	169,314	168,216	169,247
Diluted earnings (loss) per share	$(0.55)	$0.44	$(0.16)	$1.20

(1)

Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 0 shares for the three month periods ended December 31, 2017 and 2018, respectively, and 121 shares and 8 shares for the nine months ended December 31, 2017 and 2018, respectively.

5. Trade Accounts Receivable and Contract Liabilities:

	March 31, 2018	December 31, 2018
Gross Accounts Receivable - trade	$300,016	$261,721
Less:
Allowances for doubtful accounts	1,893	1,188
Stock rotation	7,109	-
Ship from stock and debit	9,663	10,521
Sales returns	5,374	-
Discounts	718	397
Total allowances	24,757	12,106
Accounts Receivable - trade, net	$275,259	$249,615

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship-from-stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 3, “Revenue Recognition,” for additional information.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Allowances for doubtful accounts:
Beginning balance	$601	$1,327	$1,285	$1,893
Charges	-	-	164	81
Applications	(143)	(153)	(991)	(800)
Translation, acquisition and other	723	14	723	14
Ending balance	$1,181	$1,188	$1,181	$1,188

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Stock rotation and ship stock and debit:
Beginning balance	$15,119	$10,201	$14,853	$15,989
Charges	8,309	6,658	22,575	20,122
Applications	(7,901)	(6,338)	(21,901)	(19,264)
Stock rotation reclassified to liability	-	-	-	(6,326)
Ending balance	$15,527	$10,521	$15,527	$10,521

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Sales returns and discounts:
Beginning balance	$5,076	$338	$5,623	$6,875
Charges	6,105	173	12,885	2,233
Applications	(4,877)	(114)	(12,249)	(2,548)
Sales returns reclassified to liability	-	-	-	(6,157)
Translation, acquisition and other	93	-	138	(6)
Ending balance	$6,397	$397	$6,397	$397

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

During the three and nine month periods ended December 31, 2018, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	257	-	257	-
Total	$6,906	$5,959	$947	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	514	-	514	-
Total	$7,163	$5,959	$1,204	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$7,133	$5,342	$1,791	$-
Foreign currency derivatives(2)	697	-	697	-
Total	$7,830	$5,342	$2,488	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$7,133	$5,342	$1,791	$-
Foreign currency derivatives(2)	679	-	679	-
Total	$7,812	$5,342	$2,470	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2018 and December 31, 2018, all of our forward contracts are valued using Level 2 measurements.

7. Financial Instruments and Investments in Securities:

At March 31, 2018 and December 31, 2018, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$10,597	$-	$(1)	$10,596
Time deposits	269,190	203	-	269,393
	$279,787	$203	$(1)	$279,989

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$74,505	$314	$-	$74,819
Time deposits	425,023	369	-	425,392
	$499,528	$683	$-	$500,211

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2018, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$499,528	$500,211
Due after one year through five years	-	-
Total	$499,528	$500,211

8. Inventories:

	March 31, 2018	December 31, 2018
Finished goods	$93,467	$95,022
Work in process	133,556	141,884
Raw materials	289,754	353,921
Total Inventories, net	$516,777	$590,827

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation.  During the quarter ended December 31, 2018 we increased our estimated accrual for work to be done at the Site by $8,312 pursuant to discussions with the Massachusetts Department of Environmental Protection and our environmental engineers. We have a remaining accrual of $22,272 at December 31, 2018, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $18,618 and $26,658 at March 31, 2018 and December 31, 2018, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3,329 and $6,036 in accrued expenses at March 31, 2018 and December 31, 2018, respectively, and $15,289 and $20,622 in other non-current liabilities at March 31, 2018 and December 31, 2018, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016.  That verdict was later vacated by the court on March 30, 2018, which resulted in a favorable accrual adjustment of $1,500.  In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22,100 on January 15, 2019 resulting in a favorable accrual adjustment of $13,900 for the three month period ended December 31, 2018. However, the matter is still subject to various post-trial proceedings and possible appeal, which could result in a material impact to the accrual for this case in the future.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts. In June 2018, the District Court set the amount of royalties and re-issued the injunction. An appeal has been filed from both decisions.

As of December 31, 2018, we had total reserves of $59,683 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2017		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$7,749	$7,749	$(18,639)	$(18,639)
Foreign currency cash flow hedges adjustment	(690)	(518)	(52)	(36)
Pension liability adjustment	321	243	(300)	(246)
Other comprehensive income (loss)	$7,380	$7,474	$(18,991)	$(18,921)

	Nine Months Ended
	December 31,
	2017		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$41,196	$41,196	$(59,070)	$(59,070)
Foreign currency cash flow hedges adjustment	(1,215)	(939)	196	153
Pension liability adjustment	171	130	3,279	2,600
Other comprehensive income (loss)	$40,152	$40,387	$(55,595)	$(56,317)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income (loss) include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 12 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income (loss) and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2017 and 2018. Please see Note 13 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income (loss) during the three and nine month periods ended December 31, 2018.

11. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with four product groups and two reportable segments. Our four product groups are: Ceramic Components; Tantalum Components; Advanced Components; and Interconnect, Sensing and Control Devices (formerly AVX Interconnect). Historically, KED Resale reported as its own product group, but it has now been combined with Advanced Components. The reportable segments are: Electronic Components and Interconnect, Sensing and Control Devices. The product groups of Ceramic, Advanced, and Tantalum Components have been aggregated into the Electronic Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, polymer tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas and antenna systems manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices, automotive connectors, plastic/mechatronic parts and industrial connectors. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2017	2018	2017	2018
Ceramic Components	$60,136	$120,561	$168,512	$302,075
Tantalum Components	90,517	95,167	273,457	301,901
Advanced Components	155,914	110,344	486,384	373,537
Total Electronic Components	306,567	326,072	928,353	977,513
Interconnect, Sensing and Control Devices	125,228	116,323	187,489	375,326
Total Revenue	$431,795	$442,395	$1,115,842	$1,352,839

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Operating profit (loss):
Electronic Components	$54,880	$115,787	$165,675	$306,332
Interconnect, Sensing and Control Devices	6,637	1,883	13,281	1,416
Corporate activities	(16,186)	(28,114)	(46,408)	(64,537)
Total	$45,331	$89,556	$132,548	$243,211

	As of	As of
	March 31, 2018	December 31, 2018
Assets:
Electronic Components	$632,014	$723,804
Interconnect, Sensing and Control Devices	241,959	250,798
Cash, A/R, and investments in securities	1,111,716	1,103,886
Goodwill - Electronic Components	278,247	281,806
Goodwill - Interconnect, Sensing and Control Devices	38,051	35,870
Corporate activities	370,779	373,366
Total	$2,672,766	$2,769,530

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Net sales:
Americas	$96,508	$121,086	$299,287	$361,657
Europe	183,523	176,058	379,088	558,466
Asia	151,764	145,251	437,467	432,716
Total	$431,795	$442,395	$1,115,842	$1,352,839

12. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine month periods ended December 31, 2017 and 2018:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Service cost	$33	$-	$229	$206
Interest cost	352	327	1,151	988
Expected return on plan assets	(450)	(393)	(1,469)	(1,390)
Recognized actuarial loss	286	221	333	243
Net periodic pension cost	$221	$155	$244	$47

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Service cost	$99	$-	$688	$633
Interest cost	1,056	982	3,394	3,058
Expected return on plan assets	(1,350)	(1,179)	(4,337)	(4,302)
Recognized actuarial loss	857	663	983	751
Net periodic pension cost	$662	$466	$728	$140

Based on current actuarial computations, during the nine months ended December 31, 2018, we made contributions of $5,061 to the international plans. We expect to make additional contributions of approximately $1,600 to the international plans over the remainder of fiscal 2019. We made a contribution of $2,289 to the U.S. plans during the nine months ended December 31, 2018. We do not expect to make additional contributions to the U.S. plans the remainder of fiscal 2019.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2018 and December 31, 2018, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$212	Accrued expenses	$377

December 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$373	Accrued expenses	$342

For these derivatives designated as cash flow hedging instruments, during the three and nine month periods ended December 31, 2018, a net pre-tax loss of $394 and $513, respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine month periods ended December 31, 2018, a net pre-tax gain of $943 and a net pre-tax loss of $557, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and a net pre-tax loss of $1,070 and a net pre-tax gain of $268, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income (loss) in the same period as the re-measurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2018 and December 31, 2018, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$45	Accrued expenses	$137

December 31, 2018
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$324	Accrued expenses	$337

For these derivatives not designated as cash flow hedging instruments during the three month and nine month periods ended December 31, 2018, losses of $300 on hedging contracts were recognized in other income (loss), along with approximately $276 in exchange gains that were recognized in other income (loss) in the accompanying statement of operations.

At March 31, 2018 and December 31, 2018, we had outstanding foreign exchange contracts with notional amounts totaling $156,238 and $196,547, respectively, denominated primarily in Euros, Czech Korunas, and Japanese Yen.

14. Subsequent Events:

On January 15, 2019, the Company was informed of a jury verdict in the Greatbatch, Inc. v. AVX Corporation patent infringement case. The verdict returned, in the favor of the plaintiff, found revised damages to Greatbatch in the amount of $22,100. Accordingly, the Company recorded a favorable accrual adjustment of $13,900, which is reflected in profit from operations in the three and nine month periods ended December 31, 2018. Refer to Note 9 for additional information.

On February 6, 2019, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended December 31, 2018. The dividend will be paid to stockholders of record on February 22, 2019 and will be disbursed on March 4, 2019.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, in Note 1, “Summary of Significant Accounting Policies,” and in Note 3, "Revenue Recognition" in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. There were no significant changes to other critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three and nine month periods ended December 31, 2018 other than those discussed in Note 1, "Basis of Presentation," and Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements in this Form 10-Q related to revenue recognition.

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

Results of Operations - Three Months Ended December 31, 2017 and 2018

Our net income for the three months ended December 31, 2018 was $74.3 million, or $0.44 per share, compared to a net loss of $93.2 million, or a loss of $0.55 per share, for the three months ended December 31, 2017.

	Three Months Ended
	December 31,
(in thousands, except per share data)	2017	2018
Net sales	$431,795	$442,395
Gross profit	82,103	126,154
Operating income	45,331	89,556
Net income	(93,212)	74,297
Diluted earnings per share	$(0.55)	$0.44

Net sales in the three month period ended December 31, 2018 increased $10.6 million or 2.5%, to $442.4 million compared to $431.8 million in the three month period ended December 31, 2017. Overall global market conditions were mixed, with softening demand in Asia, resulting from recent tariff issues, and in Europe due to new automobile emissions regulations going into effect. The connected world is driving electronic component market demand whereby the power of electronics is enhancing the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through IoT, or Internet of Things, and IIot, or Industrial Internet of Things. The increase in revenue for the three month period ended December 31, 2018 includes sales of $25.5 million in our Electronic Components segment attributable to our acquisition of Ethertronics, Inc., ("AVX Antenna") in February of 2018. The increased sales were offset by the loss of Kyocera Resale Product sales in our Electronic Components segment, due to Kyocera's decision to market and sell certain of its products globally using its own sales force rather than have AVX resell such products in various geographies, which were $0.2 million for the three month period ended December 31, 2018 compared to $77.0 million for the three month period ended December 31, 2017. Sales were also unfavorably impacted by approximately $10.8 million as a result of currency movement due to the stronger U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the three month period ended December 31, 2017 and 2018.

	Three Months Ended
(in thousands)	December 31,
Sales Revenue	2017	2018
Ceramic Components	$60,136	$120,561
Tantalum Components	90,517	95,167
Advanced Components	155,914	110,344
Total Electronic Components	306,567	326,072
Interconnect, Sensing and Control Devices	125,228	116,323
Total Revenue	$431,795	$442,395

Electronic Components sales increased $19.5 million, or 6.4% to $326.1 million in the three month period ended December 31, 2018 compared to sales of $306.6 million during the same period last year driven by increased demand and a more favorable pricing environment due to improved global macro-economic conditions, increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT and IIot products and smart home devices driving increased sales in all of our Electronic Components groups. The sales increase in our Advanced Component group was offset by the loss of Kyocera Resale product sales of $76.8 million when compared to the period ended December 31, 2017 as discussed above. Ceramic Components sales for the three months ended December 31, 2018 were favorably impacted by sales of $25.5 million related to our acquisition of AVX Antenna in February 2018.

Interconnect, Sensing and Control Devices product sales decreased by $8.9 million to $116.3 million in the three month period ended December 31, 2018 compared to $125.2 million during the same period last year driven by a slowdown in the automotive market in all regions, particularly in Europe where new automobile emissions control regulations are being implemented leading to production slow-downs at manufacturers. With a majority of this groups sales in Europe, the increased sales of Interconnect, Sensing and Control Devices were partially offset by unfavorable currency movement due to the stronger U.S. Dollar compared to the Euro.

Geographically, compared to the same period last year, all regions have benefited from increased demand and an improved pricing environment. The overall sales decrease in Asia is due to the reduction of Kyocera Resale product sales as discussed above. Sales decreased slightly in Europe resulting from lower sales into the automobile market. Overall sales percentages decreased in the Asian and American regions while sales increased in our European region compared to the same three-month period last year. Sales in the Asian, American, and European markets represented 33%, 27% and 40% of total sales, respectively, for the three month period ended December 31, 2018. This compares to 35%, 22% and 43% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 44.7% of total sales for the three month period ended December 31, 2018, compared to 39.0% for the three month period ended December 31, 2017. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity during the past several quarters in response to improved end-market demand and extended product delivery lead times. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $6.7 million, or 3.4% of gross sales to distributor customers for the three month period ended December 31, 2018, and $8.3 million, or 4.9% of gross sales to distributor customers, for the three month period ended December 31, 2017. Applications under such programs for the three month periods ended December 31, 2018 and 2017 were approximately $6.3 million and $7.9 million, respectively. The decrease in both percentage and dollars compared to the prior year is reflective of the increased demand and improved pricing environment in the marketplace.

Gross profit in the three month period ended December 31, 2018 was $126.2 million, compared to a gross profit of $82.1 million in the three month period ended December 31, 2017. Gross profit as a percentage of sales for the three month period ended December 31, 2018 was 28.5% compared to 19.0% for the three month period ended December 31, 2017. This increase in gross profit in dollars and as a percentage of sales is reflective of our continued focus on the sale of value-added components with better margin opportunities, increased operational efficiencies, and an improved pricing environment in the global marketplace. Additionally, costs due to currency movement were favorably impacted by $8.1 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended December 31, 2018 were $42.2 million, or 9.5% of net sales, compared to $36.8 million, or 8.5% of net sales, in the three month period ended December 31, 2017. The increase in selling, general and administrative expenses is primarily due to the amortization of intangible assets related to the AVX Antenna acquisition, as well as higher selling expenses resulting from the increase in sales.

On January 15, 2019, as the result of a new jury verdict in the Greatbatch, Inc v. AVX Corporation patent infringement case, the Company recorded a favorable accrual adjustment of $13.9 million, which is reflected in legal and environmental charges for the three month period ended December 31, 2018. This amount was offset by a charge of $8.3 million for estimated environmental remediation costs related to legacy environmental issues.

Income from operations was $89.6 million in the three month period ended December 31, 2018 compared to $45.3 million in the three month period ended December 31, 2017. This increase was a result of the factors described above.

Other income, net, was $1.0 million for the three month period ended December 31, 2018 compared to $2.2 million for the same three month period last year. When compared to the same period last year, the decrease was due to an increased accrual for estimated interest related to the Greatbatch patent infringement case discussed above partially offset by higher interest income on higher investment balances and improved returns.

The provision for income tax for the three month period ended December 31, 2018 was $16.3 million compared to $140.8 million for the three month period ended December 31, 2017.  Our effective tax rate for the quarter ended December 31, 2018 was approximately 21.4%. The decrease when compared to the same quarter last year is primarily related to the Tax Cuts and Jobs Act (the “Act”) which was enacted in the U.S. on December 22, 2017, consisting primarily of a charge for estimated taxes on un-repatriated accumulated overseas earnings. Additionally, the decrease was caused by an enacted income tax rate reduction in France.

As a result of the factors discussed above, net income for the three month period ended December 31, 2018 was $74.3 million, compared to a net loss of $93.2 million for the same three month period last year.

Results of Operations – Nine Months Ended December 31, 2017 and 2018

Our net income for the nine months ended December 31, 2018 was $202.3 million, or $1.20 per share, compared to a net loss of $26.9 million, or $0.16 per share, for the nine months ended December 31, 2017.

	Nine Months Ended
	December 31,
(in thousands, except per share data)	2017	2018
Net sales	$1,115,842	$1,352,839
Gross profit	233,222	360,963
Operating income	132,548	243,211
Net income	(26,910)	202,329
Diluted earnings per share	$(0.16)	$1.20

Net sales in the nine month period ended December 31, 2018 increased $237.0 million, or 21.2%, to $1,352.8 million compared to $1,115.8 million in the nine month period ended December 31, 2017. The increase in revenue was attributable to higher volumes and favorable pricing across most of our markets resulting from steadily improving global market conditions reflecting higher overall demand, primarily in the automotive, medical, and consumer markets. The connected world is driving electronic component market demand whereby the power of electronics is enhancing the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control, security devices enabled through the IoT, and IIot. The increase in revenue for the nine month period ended December 31, 2018 includes sales of $267.0 million as compared to $90.5 million for the nine month period ended December 31, 2017 in our Interconnect, Sensing and Control Devices segment that are attributable to our acquisition of S&C and $89.3 million in our Electronic Components segment attributable to our acquisition of AVX Antenna in February 2018. The increased sales were partially offset by the loss of Kyocera Resale Product sales in our Electronic Components segment, due to Kyocera's decision to market and sell certain of its products globally using its own sales force rather than have AVX resell such products in various geographies, which were $18.8 million for the nine month period ended December 31, 2018 compared to $239.0 million for the nine month period ended December 31, 2017. Sales for the nine month period were also unfavorably impacted by approximately $11.2 million as a result of currency movement due to the stronger U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the nine months ended December 31, 2017 and 2018.

	Nine Months Ended
(in thousands)	December 31,
Sales Revenue	2017	2018
Ceramic Components	$168,512	$302,075
Tantalum Components	273,457	301,901
Advanced Components	486,384	373,537
Total Electronic Components	928,353	977,513
Interconnect, Sensing and Control Devices	187,489	375,326
Total Revenue	$1,115,842	$1,352,839

Electronic Component sales increased $49.1 million, or 5.3% to $977.5 million in the nine month period ended December 31, 2018 compared to sales of $928.4 million during the same nine month period last year. The increase was driven by increased demand and a more favorable pricing environment due to steadily improved global market conditions as a result of increased electronic content in automobiles, increased global defense spending, and technological advances across a broad range of IoT products and smart home devices. When compared to the same nine month period last year, sales increases in our Advanced Component group were offset by a $220.2 million reduction in Kyocera Resale product sales partially offset by $89.3 million of sales attributable to our acquisition of AVX Antenna in February 2018.

Total Interconnect, Sensing and Control Devices increased $187.8 million, or 100.2%, to $375.3 million in the nine month period ended December 31, 2018 compared to $187.5 million during the same period last year. This increase is primarily attributable to sales resulting from the addition of the S&C business in October of 2017 which had sales of $267.0 million in the nine-month period ended December 31, 2018 compared to sales of $90.5 million for the nine-month period ending December 31, 2017. With a majority of this groups sales in Europe, the increased sales of Interconnect, Sensing and Control Devices were partially offset by unfavorable currency movement due to the stronger U.S. Dollar compared to the Euro sales.

Geographically, compared to the same period last year, all regions have benefited from increased demand and an improved pricing environment. Overall sales in the Asian region were relatively flat due to the loss of Kyocera Resale Product sales in that region. With the addition of S&C, whose sales are concentrated in Europe, overall sales percentages decreased in the Asian and American regions while sales increased in our European region compared to the same nine-month period last year. Sales in the Asian, American, and European markets represented 32%, 27% and 41% of total sales, respectively, for the nine month period ended December 31, 2018. This compares to 39%, 27% and 34% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 42.3% of total sales for the nine month period ended December 31, 2018, compared to 45.0% for the nine month period ended December 31, 2017. Overall, distributor sales activity increased when compared to the same period last year as distributors increased order activity in response to good end market demand during the period. However, with the acquisition of S&C in October of 2017, the percentage of distributor activity as a percentage of sales has declined since S&C primarily sells into the OEM market. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $20.1 million, or 3.5% of gross sales to distributor customers, for the nine month period ended December 31, 2018, and $22.6 million, or 4.5% of gross sales to distributor customers, for the nine month period ended December 31, 2017. Applications under such programs for the nine month period ended December 31, 2017 and 2018 were approximately $21.9 million and $19.3 million, respectively.

Gross profit in the nine month period ended December 31, 2018 was 26.7% of sales, or $361.0 million, compared to a gross profit of 20.9% of sales, or $233.2 million, in the nine month period ended December 31, 2017. This increase in gross profit in dollars and as a percentage of sales is reflective of our continued focus on the sale of value added components with better margin opportunities, increased operational efficiencies, and an improved pricing environment in the global marketplace. Costs due to currency movement were favorably impacted by $9.5 million when compared to the same period last year.

Selling, general and administrative expenses in the nine month period ended December 31, 2018 were $123.3 million, or 9.1% of net sales, compared to $100.7 million, or 9.0% of net sales, in the nine month period ended December 31, 2017. The increase in selling, general and administrative expenses is primarily due to the amortization for intangible assets related to the S&C and AVX Antenna acquisitions, as well as higher selling expenses resulting from the increase in sales when compared to the same period last year.

On January 15, 2019, as the result of a new jury verdict in the Greatbatch, Inc v. AVX Corporation patent infringement case, the company recorded a favorable accrual adjustment of $13.9 million, which is reflected in legal and environmental charges for the nine month period December 31, 2018. This amount was offset by a charge of $8.3 million for estimated environmental remediation costs related to legacy environmental issues.

Income from operations was $243.2 million in the nine month period ended December 31, 2018, compared to $132.5 million in the nine month period ended December 31, 2017. This increase was a result of the factors described above.

Other income, net was $7.1 million for the nine month period ended December 31, 2018 compared to $8.4 million for the same nine month period last year. When compared to the same period last year, the decrease was due to an increased accrual for estimated interest related to the Greatbatch patent infringement case discussed above partially offset by higher interest income on higher investment balances and improved returns.

The provision for income tax for the nine month period ended December 31, 2018 was $47.9 million compared to $167.8 million for the nine month period ended December 31, 2017.  Our effective tax rate for the quarter ended December 31, 2018 was approximately 21.4%. The decrease when compared to the same nine month period last year is primarily related to the Act which was enacted in the U.S. in December 2017, consisting primarily of a charge for estimated taxes on un-repatriated accumulated overseas earnings. Additionally, the decrease was the result of an enacted income tax rate reduction in France.

As a result of the factors discussed above, net income for the nine month period ended December 31, 2018 was $202.3 million, compared to a net loss of $26.9 million for the same nine month period last year.

Outlook

Near-Term:

With unpredictable global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2019. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see lower than normal sales price pressure in the markets we serve due to increasing demand combined with lower product availability. However, that could change as supply and demand for products equalize in the markets we serve. In response to anticipated market conditions, we expect to continue to focus on cost management and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sale of value-added electronic components to support today’s advanced electronic use products. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is unpredictability in the near-term market as a result of the current global geopolitical and economic conditions, we continue to see opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic end use products in the connected world based on new IoT applications, the increase of electronic content in cars, smart home devices that are connected to the internet and new consumer wireless devices, which require electronic components and interconnect, sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, (c) opportunities for growth in our Electronic Component and Interconnect, Sensing and Control Devices product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of December 31, 2018, we had a current ratio of 5.8 to 1, $853.7 million of cash, cash equivalents, and investments in securities, $2.3 billion of stockholders’ equity, and no borrowings. On December 22, 2017, the Act was enacted in the U.S. Among numerous other provisions, the Act reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a territorial tax system for resident corporations and related corporate group members. As a result of the Act we will have greater flexibility to redirect our global cash resources where they are needed.

Net cash provided by operating activities was $197.0 million in the nine month period ended December 31, 2018, compared to $161.0 million of cash provided by operating activities in the nine month period ended December 31, 2017.

Purchases of property and equipment were $94.1 million in the nine month period ended December 31, 2018, and $65.2 million in the nine month period ended December 31, 2017. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in El Salvador, the Czech Republic, Germany and Malaysia. We expect to continue making strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur capital expenditures of approximately $120 million in fiscal 2019. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On April 30, 2018, AVX completed its purchase of Kumatec for $12.9 million in cash, net of cash acquired and debt assumed. Kumatec develops, constructs and manufactures automation equipment and manufactures plastic components.

Historically, our operating funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of December 31, 2018, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2018, we did not have any significant delivery contracts outstanding.

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

In addition, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows our purchases of common stock during the quarter.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number		as part of publicly	yet be purchased
	of shares	Average price	announced plans	under the plans or
Period	purchased	paid per share	or programs (1)	programs (1)
10/1/18 - 10/31/18	-	$-	-	3,012,074
11/1/18 - 11/30/18	-	-	-	3,012,074
12/1/18 - 12/31/18	-	-	-	3,012,074
Total	-	$-	-	3,012,074

(1)

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of 5,000,000 shares of our common stock from time to time in the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of December 31, 2018, there were 3,012,074 shares that may yet be repurchased under this program. There is no expiration date for this repurchase program.

ITEM 6.	EXHIBITS

Exhibit 3.1

Amended and Restated Bylaws of the Company, effective October 17, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2018).

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2019.

Exhibit 31.2

Certification of Michael Hufnagel, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2019.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Michael Hufnagel.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer.

Date: February 7, 2019

AVX Corporation

By:	/s/ Michael Hufnagel
Michael Hufnagel
Senior Vice President, Chief Financial Officer, and Treasurer