Form 10-K
period 2019-03-31
AVX Corp
filed 2019-05-17
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File Number: 1-7201

(Exact name of registrant as specified in its charter)

Delaware	33-0379007
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1 AVX Boulevard, Fountain Inn, South Carolina	29644
(Address of principal executive offices)	(Zip Code)

(864) 967-2150

(Registrant's telephone number, including area code)

Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	AVX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports under Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price of $18.05 on September 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $848,263,324.

As of May 14, 2019, there were 169,078,324 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed within 120 days of March 31, 2019, are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of AVX Corporation (together with its consolidated subsidiaries “AVX” or the “Company”), and statements of the Company's plans and objectives for future operations, including, but not limited to, those contained in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” or relating to the Company’s outlook for overall volume and pricing trends, end market demands, cost reduction strategies and their anticipated results, and expectations for research, development, and capital expenditures, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects,” “anticipates,” “plans,” “approximates,” “believes,” “estimates,” “intends,” ”could,” ”should,” ”continue,” and “hopes” and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such language. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted in connection with such forward-looking statements and in “Risk Factors” in this Annual Report on Form 10-K, include: general economic conditions in the Company's market, including inflation, recession, interest rates, and other economic factors; casualty to or other disruption of the Company's facilities and equipment; changes in regulations related to our industry, trade regulations or environmental regulations; potential environmental liabilities; and other factors that generally affect the business of manufacturing and supplying electronic components and related products. Forward looking statements are intended to speak only as of the date they are made and AVX Corporation does not undertake to update or revise any forward-looking statement contained in this Annual Report on Form 10-K to reflect new events or circumstances unless and to the extent required by applicable law. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events.

PART I

Item 1.	Business

General

AVX, a Delaware Corporation, was incorporated under the laws of the state of Delaware in 1989. AVX Corporation (together with its consolidated subsidiaries, “AVX” or the “Company”) is a leading worldwide manufacturer, supplier, and reseller of a broad line of electronic components, interconnect, sensing and control devices, and related products. Electronic components and connector, sensing and control products manufactured or resold by AVX are used in many types of end use products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets. Our fiscal year ends on March 31st of each year. Throughout this report, we refer to fiscal 2017, fiscal 2018 and fiscal 2019 to reference the years ended March 31, 2017, March 31, 2018 and March 31, 2019, respectively.

Our electronic component products include ceramic and tantalum capacitors, film capacitors, varistors, filters, passive and active electronic antennas, and other components manufactured in our facilities throughout the world, by other manufacturing suppliers and, through March 31, 2019, components manufactured by Kyocera Corporation of Japan (“Kyocera”), a public company and our majority stockholder which owns approximately 72% of our outstanding common stock. We also sell electronic interconnect, sensing and control devices manufactured in our facilities and by other manufacturing suppliers.

We are organized by product line with four main product groups: Ceramic Components; Tantalum Components; Advanced Components; and Interconnect, Sensing and Control Devices. Historically, KED Resale reported as its own product group, but it has now been combined with Advance Components. Our reportable segments are based on the types of products from which we generate revenues and how management assesses performance and makes operating decisions related to these products. We had two reportable segments as of March 31, 2019: Electronic Components; and Interconnect, Sensing and Control Devices. The product groups of Ceramic Components, Tantalum Components and Advanced Components have been aggregated into the Electronic Components reportable segment. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas manufactured by us or purchased from other manufacturers for resale. On April 30, 2018, AVX, through its subsidiary, AVX Interconnect Europe GmbH, acquired KUMATEC Sondermaschinenbau & Kunstoffverarbeitung, GmbH (“Kumatec”) for $12.9 million, net of cash acquired and debt assumed. The Kumatec business has been included in the Interconnect, Sensing and Control Devices segment. The reportable segments have been presented in accordance with the United States Securities and Exchange Commission's (the “SEC”) aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. Sales and operating results from these reportable segments are shown in the tables below. Segment revenue and profit information is presented in Note 17 to the consolidated financial statements. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative functions.

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

Our principal strategic advantages include:

Creating Technology Leadership. We have research and development locations in Czechia, France, Germany, India, Israel, Japan, Malaysia, South Korea, the United Kingdom and the United States, although a certain level of innovation occurs at every one of our manufacturing sites. We developed numerous new products and product extensions during fiscal 2019 in addition to those added through our acquisition activity. These new products add to the broad product line we offer to our customers. Our research scientists and design engineers are working to develop product solutions to the challenges facing our customers as consumers and businesses demand more advanced electronic solutions to manage their everyday lives and businesses. Our engineers are continually working to enhance our manufacturing processes to improve capability, capacity, and yield, while reducing manufacturing costs.

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

Maintaining the Lowest Cost, Highest Quality Manufacturing Organization. Excluding our acquisition activity, we have invested approximately $296 million over the past three fiscal years to upgrade and enhance our worldwide manufacturing facilities and capabilities with respect to the manufacture of ceramic, tantalum, and advanced components as well as interconnect, sensing and control devices. In order to reduce the cost of production, our strategy has included the transfer to, and expansion of, manufacturing operations in countries such as China, Czechia, El Salvador, India, Malaysia, Mexico, Romania, and Vietnam.

Globally Coordinating our Marketing, Distribution, and Manufacturing Facilities. We believe that our global presence is an important competitive advantage as it allows us to provide quality products on a timely basis to our global customers. We provide enhanced services and responsiveness to our customers by maintaining significant manufacturing and warehouse operations in regions where we market the majority of our products. As of March 31, 2019, we had 32 manufacturing facilities located in 16 different countries around the world. As our customers continue to expand their global production capabilities, we are ideally situated to meet their design and supply requirements.

Products

We offer an extensive line of electronic component products providing passive and active component solutions for our customers. Passive electronic components do not require power to operate. Such components adjust and regulate voltage and current, store energy, and filter frequencies. Active electronic components, which include amplifying components such as our active antenna components, require power in some way to make them function. In fiscal 2019, sales of Electronic Components represented approximately 72% of our net sales and Interconnect, Sensing and Control Devices represented approximately 28% of our net sales. Additional financial information concerning our Electronic Components and Interconnect, Sensing and Control Devices segments is set forth in Note 17 to the consolidated financial statements included elsewhere herein.

Electronic Components

Our strategic focus on the growing use of electronic components is reflected in our investment, excluding the cost of business acquired, of approximately $197 million in facilities and equipment used to manufacture electronic components during the past three fiscal years. Electronic Components accounted for approximately 72% of our net sales in fiscal 2019. We believe that sales of electronic components will continue to expand in the worldwide electronics market because technological advances in the markets that we serve have been constantly expanding the number and type of applications for these products.

We manufacture and resell a broad line of ceramic and tantalum electrolytic capacitors in many different sizes and configurations. Tantalum and ceramic components are commonly used in conjunction with integrated circuits and are best suited for applications requiring low to medium capacitance values. However, with current capacitance range extensions, we are seeing more demand for higher capacitance (“High CV”) products that increase the demand for certain products we sell. Capacitance is the measure of the capacitor's ability to store electric energy. Generally, ceramic capacitors are more cost-effective at lower capacitance values, and tantalum capacitors are more cost-effective at medium capacitance values. The net sales of tantalum and ceramic capacitors accounted for approximately 62% of our Electronic Component segment net sales in fiscal 2019.

We also manufacture and resell a broad line of advanced electronic components to fill the special needs of our customers. Our family of advanced components includes specialized ceramic, tantalum and film capacitors, polymer and EDLC capacitors, high energy/voltage power capacitors, passive and active antennas and varistors. Our advanced product engineers work with some customers’ in-house technical staffs to design and manufacture customized products to meet the specifications of particular applications. The manufacture of custom products permits us, through our research and development activities, to make technological advances, provide customers with design solutions to fit their needs, gain a marketing inroad with customers with respect to our complete product line, and, in some cases, develop products that can be sold to additional customers in the future. Sales of advanced electronic components accounted for approximately 38% of Electronic Component segment net sales in fiscal 2019.

Interconnect, Sensing and Control

We manufacture and resell high-quality electronic connectors, interconnect systems, and sensing and control devices for use in various industries. Our product lines include a variety of industry-standard connectors as well as products designed specifically for our customers' unique applications. An expanding portion of the electronics market for Interconnect, Sensing and Control products is the automotive market, with applications throughout a vehicle, including engine control, transmission control, audio, brakes, lighting, and stability and safety control systems. We produce fine pitch connectors used in portable devices such as notebook computers, tablets, GPS, and other hand held devices. In addition, we offer specialty connectors designed to address customer specific applications across a wide range of products and end markets, including the expanding LED, LCD, and medical devices and hardware markets. Excluding acquisition related spending, we have invested approximately $95 million in facilities and equipment over the past three years, as we continue to focus on new product development and enhancement of production capabilities for our Interconnect, Sensing and Control business. Sales of Interconnect, Sensing and Control products accounted for approximately 28% of net sales in fiscal 2019.

KED Resale

We had a non-exclusive license to distribute and sell select Kyocera-manufactured electronic component and connector products to our customers in certain geographical regions outside of Japan that terminated on January 1, 2018. The Kyocera KDP, KCP and KCD electronic components we marketed and sold included ceramic capacitors, RF modules, frequency control devices, SAW devices, sensor products, actuators, and acoustic devices. Sales of these products accounted for approximately 1% of net sales in fiscal 2019. For additional information regarding the Company’s relationship with Kyocera, see below “AVX and Kyocera – Resale Sales Channel Changes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Relationship with Kyocera and Related Transactions.”

AVX and Kyocera – Resale Sales Channel Changes

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $19.0 million and related operating profit was $3.3 million for the fiscal year ended March 31, 2019.

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

Approximately 27%, 42%, and 31% of our net sales for fiscal 2019 were to our customers in the Americas, Europe, and Asia, respectively. Financial information for these geographic regions is set forth in Note 17 to our consolidated financial statements included elsewhere herein. The section “Risk Factors,” contained herein, provides a discussion of risks associated with our non-U.S. operations.

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

Our customers use our products in a wide variety of applications. In order to maximize growth opportunities, our engineering and sales teams maintain close relationships with OEM, EMS, and electronic component distributor customers. Our largest customers may vary from year to year, and no customer has a long-term commitment to purchase our products. During the fiscal years ended March 31, 2017, March 31, 2018 and March 31, 2019, no single customer accounted for more than 10% of our sales. As of March 31, 2018 and 2019, no single customer accounted for greater than 10% of the Company’s accounts receivable balance. Because we are a supplier to several significant manufacturers across a broad-base of electronic devices industries and because of the cyclical nature of these industries, the significance of any one customer can vary from one period to the next.

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

We had a backlog of orders of approximately $280 million at March 31, 2017, $535 million at March 31, 2018, and $550 million at March 31, 2019. Firm orders, primarily with delivery dates within six months of order placement, are included in backlog. Many of our customers encounter uncertain and changing demand for their products. Customer-provided forecasts of product usage and anticipated usage of inventory at consignment locations are not included in backlog. If demand falls below customers’ forecasts, or if customers do not effectively control their inventory, they may cancel or reschedule their planned shipments that are included in our backlog, in many instances without any penalty. Backlog fluctuates from year to year due, in part, to changes in customer inventory levels, changes to consignment inventory arrangements, order patterns, product delivery lead times in the industry, and the completion of acquisitions. Accordingly, the backlog outstanding at any point in time is not necessarily indicative of the level of business expected in any ensuing period since many orders are placed and delivered within the same period. In addition, the increased use of vendor-managed inventory and similar consignment type arrangements tend to limit the significance of backlog as future use and sale of such inventory is not typically reflected in backlog.

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

Our research and development effort and our operational-level engineering effort place a priority on the design and development of product extensions, innovative new products, and improved manufacturing processes as well as engineering advances in existing product lines and manufacturing operations. Other areas of emphasis include material synthesis and the integration of components for applications requiring reduced size and lower manufacturing costs associated with circuit board assembly. Research, development, and engineering expenditures were approximately $31 million, $42 million, and $60 million during fiscal 2017, 2018, and 2019, respectively. The 2018 and 2019 expenditures include the impact of the three businesses acquired during those years. The level of such spending can fluctuate as new products are transferred to full-scale production and process enhancements are implemented.

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

As a key participant in Solutions for Hope, AVX was the first in its industry to validate a “closed tantalum pipe” process from the mine site to the customer. Furthermore, the “closed pipe” was validated under the Conflict-Free Smelter program in accordance with the principles of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank" Act) and the current Organization for Economic Cooperation and Development (“OECD”) guidelines. During 2018 and 2019, and in the spirit of continuous improvement envisioned and enshrined by the OECD Due Diligence guidance, AVX continued to improve supply chain sustainability by using a geological science technique for mineral matching (Geological Passporting) in the Democratic Republic of Congo (“DRC”) and surrounding regions. AVX has obtained the patent for this technology and invested in equipment at its facility, thus mitigating supply chain risk by reducing the cost and time required to validate the minerals and deliver them for manufacturing.

Since December 2011, AVX has only sourced tantalum powder and wire used in its tantalum capacitors from smelters that are compliant with the RBA/GeSI conflict-free smelter program. In 2012, AVX began using Validated Conflict-Free Tantalum, which comes from verified sources in the DRC and surrounding countries. AVX also observes the principles for other conflict minerals set forth in the Dodd-Frank Act (tin, tungsten, and gold) and the OECD guidelines for such minerals. AVX has implemented a Due Diligence Policy on Conflict Minerals, and actively engages in industry initiatives, including the Responsible Sourcing Initiative (“RMI”), the ITRI Tin Supply Chain Initiative (“iTSCi”), and the Better Sourcing Program (“BSP”) Supply Chain Platform. Further details of this effort are available in AVX’s annual Form SD filings under the Dodd-Frank Act at www.sec.gov.

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

Employees

As of March 31, 2019, we employed approximately 15,100 full-time employees. This number is expected to fluctuate as some facilities are closed and additional facilities are brought online. At present, approximately 1,340 of these employees are employed in the United States, of which, approximately 140 are covered by collective-bargaining arrangements. In addition, some non-U.S. employees are members of trade and government-affiliated unions. Our relationship with our employee union groups is generally adequate to good. However, no assurance can be given that, in response to changing social and economic conditions and our actions, labor unrest or strikes will not occur.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $22.2 million at March 31, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $18.6 million and $26.4 million at March 31, 2018 and March 31, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3.3 million and $5.8 million in accrued expenses at March 31, 2018 and March 31, 2019, respectively, and $15.3 and $20.6 million in other non-current liabilities at March 31, 2018 and March 31, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them based upon additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

On April 19, 2016, the Canadian Ministry of the Environment and Climate Change (the “MoE”) issued a Director’s Order naming AVX Corporation, and others, as responsible parties with respect to a location in Hamilton, Ontario that was at one time the site of operations of Aerovox Canada, a former subsidiary of Aerovox Corporation, a predecessor of AVX. AVX has taken the position that any liability of Aerovox Canada for such site under the laws of Canada cannot be imposed on AVX. At present, it is unclear whether the MoE will seek to enforce such Canadian order against AVX. AVX intends to contest any such course of action that may be taken by the MoE.

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

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our Company website can be found on the Internet at www.avx.com. Copies of each of our filings with the SEC including, but not limited to Form 10-Ks, Form 10-Qs, and Form 8-Ks, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports from our website, go to “Investors,” then to “SEC Filings.”

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

Name	Age	Position
John Sarvis	69	Chief Executive Officer and President
Jeffrey Schmersal	50	Chief Operating Officer
Michael Hufnagel	65	Senior Vice President and Chief Financial Officer
John Lawing	68	Senior Vice President and Chief Technology Officer
S. Willing King	56	Senior Vice President of Tantalum Products
Eric Pratt	59	Senior Vice President of Marketing
Evan Slavitt	61	Senior Vice President, General Counsel, and Corporate Secretary
Steven Sturgeon	50	Senior Vice President of Connector Products
Alexander Schenkel	44	Senior Vice President of Sales

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

Michael Hufnagel

Chief Financial Officer since July 2018. Vice President of Corporate Finance since 2016. Director of Corporate Finance from 2015 to 2016. Director of Accounting and Reporting from 2002 to 2015. Employed by the Company since 2002.

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

Alexander Schenkel

Senior Vice President of Sales since April 2018. Director Europe, Middle East, Africa, and Japan Sales from 2013 to 2018. Director Distribution Europe and Middle East Sales from 2008 to 2013. Director North and East Europe Sales from 2006 to 2008. Employed by the Company since 2006.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about the important operational risks that our businesses encounter can also be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We wish to caution the reader that the following important risk factors and those factors described elsewhere in this report or other documents that we file or furnish to the SEC could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Below, we have described our current view of certain important risks. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. These risks are not presented in order of importance or probability of occurrence. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

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

We may not have adequate facilities to satisfy future increases in demand for our products

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors that could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, physical constraints on expansion of our facilities, and shortages from our suppliers. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital which could also adversely affect our financial condition and results of operations.

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

Our operating results are sensitive to raw material and resale product availability, quality, and cost

Many of our products require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices. Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum, platinum, silver, nickel, gold, copper, palladium, and other raw materials that we use in the manufacture of our products are subject to fluctuation and have experienced significant variability in the past. Our inability to recover increased costs through increased sales prices could have an adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased sales margins for the products in which they are used. For periods in which prices for these raw materials decline, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials and products. Depending on the extent of the difference between market price and our carrying cost, the write-down could have a significant adverse effect on our results of operations.

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

Our continued efforts affirm our commitment to supply products with conflict-free minerals to our customers and to comply fully with the OECD guidelines and SEC regulations. The implementation of Rule 1502 has not had a material adverse effect on our ability to source raw materials or manufacture products containing the “3TG” metals. We filed our most recent Form SD with the SEC on May 25, 2018.

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

The European Union has adopted Regulation 2016/679 of the European Parliament and of the Council on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (General Data Protection Regulation) (“GDPR”), which became effective on May 25, 2018. We expended substantial resources to conform our operations to comply with these laws. Although we believe we are in compliance with the current laws, other nations are similarly enacting new or updated privacy laws and regulations that could require significant additional costs to implement.

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

A significant portion of our cash, cash equivalents, and short-term investments are held by our non-U.S. subsidiaries

We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of March 31, 2019, approximately 87% of our cash and investment securities were held by our foreign subsidiaries.

The Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, transitions the U.S. from a worldwide tax system to a territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. As a result of this requirement, we expect to pay approximately $70.3 million over an eight year period, net of estimated applicable foreign tax credits. This estimate is based on the filing of our most recent tax return and is down $5.4 million from our original estimate.

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

We have recorded valuation allowances due to uncertainties related to our ability to realize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowances are based on our estimates of future taxable income over the periods that our deferred tax assets will be recoverable.

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

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances resulting in an increase in our effective tax rate, which would have an adverse impact on future operating results.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches our operations could be disrupted and we could incur significant costs and reputational harm as a result

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

We have been, and likely will continue to be, subject to various cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation. The ever-evolving threats mean us and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with those requirements could also result in additional costs.

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

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers or suppliers. Furthermore, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

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

Our fixed assets include manufacturing plants, warehouses, and machinery and equipment. In many instances, the machinery and equipment have been manufactured to our specifications and/or have special adaptations. Our plants, warehouses, machinery, and equipment are in good operating condition and are well maintained. Substantially all of our facilities are in regular use. We consider the present level of fixed assets, along with planned capital expenditures, as suitable and adequate for our operations in the current business environment. Excluding acquisition related spending, our capital expenditures for plant and equipment were $66.3 million in fiscal 2017, $100.5 million in fiscal 2018 and $129.7 million in fiscal 2019.

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

Location	Approximate Square Footage	Type of Interest	Description of Use
UNITED STATES
Fountain Inn, SC	420,000	Owned	Headquarters/Manufacturing/Warehouse/Research
Jacksonville, FL	100,000	Owned	Manufacturing
Myrtle Beach, SC	105,000	Owned	Manufacturing

NON U.S.
Tianjin, China	513,000	Owned	Manufacturing
Bzenec, Czechia	265,000	Owned	Manufacturing
Lanskroun, Czechia	561,000	Owned	Manufacturing/Research
Uherske Hradiste, Czechia	336,000	Owned	Manufacturing
San Salvador, El Salvador	420,000	Owned	Manufacturing
Saint-Apollinaire, France	322,000	Leased	Manufacturing/Research
Betzdorf, Germany	111,000	Owned	Manufacturing
Werne, Germany	192,000	Owned	Manufacturing/Research/Development
Adogawa, Japan	211,000	Owned	Manufacturing/Research/Warehouse
Penang, Malaysia	450,000	Owned	Manufacturing/Research
Juarez, Mexico	190,000	Owned	Manufacturing
Coleraine, N. Ireland	185,000	Owned	Manufacturing/Research
Timisoara, Romania	172,000	Leased	Manufacturing/Research/Warehouse
Bac Ninh, Vietnam	109,000	Leased	Manufacturing/Administration

In addition to the foregoing, we have many other less significant manufacturing, research, warehouse, sales office, and administrative office locations throughout the world. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities, if necessary.

Item 3.	Legal Proceedings

See “Environmental Matters” in "Item 1. Business" elsewhere in this Form 10-K for a discussion of our involvement as a PRP at certain environmental clean-up sites, including two lawsuits filed in April 2018 in the Superior Court of Justice in Ontario, Canada.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37.5 million, which was recorded in fiscal 2016. That award was later vacated by the court on March 30, 2018, which resulted in a favorable accrual adjustment of $1.5 million. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22.1 million on January 15, 2019 resulting in a favorable accrual adjustment of $13.9 million during fiscal 2019. During fiscal 2019, the company made a payment of $22.1 million to an escrow account, which is classified within “Other assets” in the consolidated balance sheet. However, the matter is still subject to various post-trial proceedings and possible appeal which could result in a material impact to the accrual for this case in the future.

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

As of March 31, 2019, we had total reserves of $59.8 million plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, the actual costs related to these cases could differ from our current estimates.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “AVX.” At May 14, 2019, there were 282 holders of record of the Company's common stock. In addition, there were numerous beneficial holders of the common stock, representing persons whose stock is held in nominee or “street name” accounts through brokers. We have historically paid quarterly cash dividends, including quarterly dividends of $0.115 per share in 2019. Future dividends, if any, will be determined by the Company’s Board of Directors and may depend on the Company’s future profitability and anticipated operating cash requirements.

The name, address, and phone number of our stock transfer agent and registrar is:

The American Stock Transfer and Trust Company, LLC

6201 15th Avenue

Brooklyn, NY 11219

1-718-921-8300

Stock Performance Graph

The following chart shows, from the end of fiscal year 2014 to the end of fiscal year 2019, changes in the value of $100 invested in each of the Company’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of two companies whose businesses are representative of our business segments. The companies in the peer group are Kemet Corporation and Vishay Intertechnology, Inc.

Cumulative Total Return
	3/31/14	3/31/15	3/31/16	3/31/17	3/31/18	3/31/19
AVX - NYSE	$100	$111	$101	$136	$141	$152
S & P 500	$100	$113	$115	$134	$153	$168
Peer Group	$100	$92	$79	$128	$156	$154

Purchases of Equity Securities by the Issuer

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock from time to time on the open market. The repurchased shares are held as treasury stock and are available for general corporate purposes. The Company repurchased 55,000 shares during fiscal 2019. As of March 31, 2019, there were 3,012,074 shares that may be repurchased under this program. The Company did not repurchase any shares in the fourth quarter of fiscal 2019.

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

Selected Financial Data

(in thousands, except per share data)

	2015	2016	2017	2018	2019
OPERATING RESULTS DATA:
Net sales	$1,353,228	$1,195,529	$1,312,661	$1,562,474	1,791,790
Cost of sales	1,024,659	906,460	1,027,906	1,243,612	1,308,907
Gross profit	328,569	289,069	284,755	318,862	482,883
Selling, general and administrative expenses	115,820	119,767	117,598	140,528	168,804
Legal and environmental charges	-	45,318	3,600	(1,500)	(5,589)
Profit from operations	212,749	123,984	163,557	179,834	319,668
Interest income	4,554	5,003	7,381	12,778	17,001
Other, net	1,296	3,165	4,011	(299)	(3,426)
Income before income taxes	218,599	132,152	174,949	192,313	333,243
Provision for (benefit from) income taxes	(7,272)	30,617	49,164	187,403	61,430
Net income	$225,871	$101,535	$125,785	$4,910	271,813

Income per share:
Basic	$1.34	$0.61	$0.75	$0.03	$1.61
Diluted	$1.34	$0.60	$0.75	$0.03	$1.61
Weighted average common shares outstanding:
Basic	168,148	167,797	167,506	168,262	168,713
Diluted	168,402	167,961	167,837	168,925	169,322
Cash dividends declared per common share	$0.41	$0.42	$0.43	$0.45	$0.46

	2015	2016	2017	2018	2019
BALANCE SHEET DATA:
Working capital	$1,478,243	$1,506,589	$1,620,337	$1,407,161	1,470,542
Total assets	2,459,015	2,409,819	2,477,413	2,672,766	2,813,278
Stockholders' equity	2,131,963	2,177,106	2,216,479	2,243,443	2,384,180

	2015	2016	2017	2018	2019
OTHER DATA:
Capital expenditures	$26,599	$48,103	$66,288	$100,537	129,655
Research, development and engineering expenses	25,390	28,300	30,946	41,778	59,915

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

AVX Corporation is a leading worldwide manufacturer, supplier, and reseller of a broad line of electronic components and interconnect, sensing and control devices, and related products. These products manufactured or resold by AVX are used in virtually all types of end use products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets. We have four main product groups: Ceramic Components; Tantalum Components; Advanced Components; and Interconnect, Sensing and Control Devices (formerly AVX Interconnect). Historically, KED Resale reported as its own product group, but it has now been combined with Advanced Components. These product lines are organized into two reportable segments: Electronic Components and Interconnect, Sensing and Control Devices.

Consolidated revenues for the fiscal year ended March 31, 2019 were $1,791.8 million compared to consolidated revenues of $1,562.5 million for the fiscal year ended March 31, 2018. During fiscal 2019, we saw an increase in sales due to a number of factors, including the effect of acquisitions, higher volumes, and a favorable pricing environment across almost all of our product groups resulting from improved global market conditions reflective of higher overall demand, primarily in the automotive, defense, industrial, and networking markets. The increase in revenue includes sales of $354.7 million in our Interconnect, Sensing and Control Devices segment and $113.3 million in our Electronic Components segment that are attributable to our acquisition of the AB Electronic sensing and control business (“S&C") and Ethertronics, Inc. (“Ethertronics”), respectively. The increase in revenue was partially offset by a decrease of approximately $33.3 million as a result of the currency movement due to the strength of the U.S. Dollar when compared to the Japanese Yen and Euro in the same period last year.

Profit from operations for the year ended March 31, 2019 reflects a favorable accrual adjustment of $13.9 million related to an ongoing patent infringement case, partially offset by a charge of $8.3 million related to estimated remediation costs for a legacy environmental issue at an inactive site.

Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to an ongoing patent infringement case.

In fiscal 2019, we generated $233.0 million of cash from operating activities. We used cash generated from operations to fund $132.5 million of general working capital requirements and $129.7 million of property and equipment purchases. We continued to use our resources to provide value to our stockholders by paying $12.3 million, net of cash acquired and debt assumed, in connection with the one business acquisition and dividends of $77.7 million during fiscal year 2019. Our financial position remains strong with approximately $813.2 million of cash, cash equivalents, and securities investments and no borrowings as of March 31, 2019.

We remain committed to investing in new products and improvements to our production facilities, manufacturing capacity and processes as well as continued investment in research, development, and engineering in order to provide our customers with new generations of electronic component and interconnect, sensing and control solutions. We are currently producing sophisticated electronic components and other devices necessitated by the breadth and increase in functionality of the electronics included in products such as wearable electronic devices, tablets, ultrabooks, netbooks, automobiles, planes, industrial equipment, medical devices, and renewable energy products that are manufactured by our customers. We have continued to focus on the sale of value-added electronic components and interconnect, sensing and control solutions to serve these expanding markets and enhance our operating margins. We are also focused on controlling and reducing costs to accommodate market sales price forces and offset rising operating costs. We do this by investing in automated manufacturing technologies, enhancing manufacturing materials and efficiencies, and rationalizing our production capabilities around the world. We believe that these strategies enable us to adapt quickly and benefit as market conditions change in order to provide stockholder value.

During the fiscal year ended March 31, 2019 we completed one acquisition. We may consider additional strategic acquisitions of other companies or businesses in the future in order to expand our product offerings or otherwise improve our market position and cost structure. We evaluate potential acquisitions in order to position ourselves to take advantage of profitable growth opportunities.

Outlook

Near-Term:

With ever changing global geopolitical and economic conditions, it is difficult to quantify expectations for fiscal 2020. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on automotive, telecommunications, information technology hardware, consumer electronics, and other electronic markets as well as our effectiveness in integrating our acquisitions. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see typical sales price pressure in the markets we serve due to competitive activity. In response to anticipated market conditions, we expect to continue to focus on cost management, improved operating efficiencies and product line rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic use products. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products were $19.0 million and related operating profit was $3.3 million for the fiscal year ended March 31, 2019.

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

Results of Operations

Year Ended March 31, 2019 compared to Year Ended March 31, 2018

Net sales for the fiscal year ended March 31, 2019 were $1,791.8 million compared to $1,562.5 million for the fiscal year ended March 31, 2018.

The table below represents product group revenues for the fiscal years ended March 31, 2018 and 2019.

Net sales (in thousands)	2018	2019
Ceramic Components	$226,204	$421,849
Tantalum Components	366,194	382,905
Advanced Components	642,775	485,208
Total Electronic Components	1,235,173	1,289,962
Interconnect, Sensing and Control Devices	327,301	501,828
Total Net Sales	$1,562,474	$1,791,790

Electronic Component sales were $1,290.0 million for the fiscal year ended March 31, 2019 compared to $1,235.2 million during the fiscal year ended March 31, 2018. The sales increase in Electronic Components product sales was driven by increased volume and a favorable pricing environment in our Ceramic and Tantalum Components across most markets resulting from favorable global market conditions and increased demand for our electronic component products resulting from technological advances across a broad range of industries driven by IoT and an increasingly connected world led by the automotive, industrial, telecommunications, networking, and computer markets. Fiscal year 2019 Advanced Components group sales include $113.3 million of Ethertronics product as compared to $12.7 million for fiscal year 2018. These increases were partially offset by the loss of Kyocera resale product sales which were $19.0 million for fiscal year 2019 as compared to $296.3 million for fiscal year 2018.

Total Interconnect, Sensing and Control Devices product sales were $501.8 million in the fiscal year 2019 as compared to $327.3 million during the fiscal year 2018. This increase is attributable to sales growth in the automotive industry in addition to sales resulting from our S&C acquisition which accounted for $354.7 million for fiscal year 2019 as compared to $193.3 million for fiscal year 2018.

Our sales to independent electronic distributors represented 42.3% of total net sales for the fiscal year ended March 31, 2019, compared to 42.7% for fiscal year ended March 31, 2018. Overall, distributor sales activity increased in dollars when compared to the same period last year due to a more favorable pricing environment and increased order activity throughout the year in response to extended product delivery lead times. This increase in distributor activity is reflective of the increased customer demand and steadily improving market conditions. Our sales to distributor customers involve specific ship and debit and stock rotation programs for which sales allowances are recorded as reductions in sales. As a result of the favorable pricing environment and high demand, such allowance charges decreased to $28.9 million, or 3.9% of gross sales to distributor customers, for the fiscal year ended March 31, 2019 compared to $30.5 million, or 4.6% of gross sales to distributor customers, for the fiscal year ended March 31, 2018. Applications under such programs for fiscal years ended March 31, 2019 and 2018 were approximately $24.4 million and $29.4 million, respectively.

The regional sales percentages of our total sales in the fiscal year ended March 31, 2019 decreased in the Asian region while increasing in the European and American regions compared to the fiscal year ended March 31, 2018 reflective of the increased European sales activity resulting from our acquisitions. Sales in the Asian, American, and European regions represented 31.4%, 27.1% and 41.5% of total sales, respectively, for the fiscal year ended March 31, 2019. This compares to 37.2%, 25.6% and 37.2% of total sales for the Asian, American, and European regions in the prior year, respectively. As a result of the movement of the U.S. dollar against certain foreign currencies, reported sales for the fiscal year ended March 31, 2019 were unfavorably impacted by approximately $33.3 million when compared to the prior year.

Gross profit in the fiscal year ended March 31, 2019 was $482.9 million, compared to gross profit of $318.9 million in the fiscal year ended March 31, 2018. Gross profit as a percentage of sales for the fiscal year ended March 31, 2019 was 27.0% compared to 20.4% for the fiscal year ended March 31, 2018. The increase in gross profit as a percentage of sales reflects a better margin product mix, improved operating efficiencies, cost control, and a more favorable pricing environment in the market. We incurred costs of $9.2 million for the fiscal year ended March 31, 2019, as compared to $4.2 million for the fiscal year ended March 31, 2018, due to incremental depreciation and amortization as a result of purchase accounting adjustments to inventory and fixed assets related to the S&C, Ethertronics and Kumatec acquisitions. For the fiscal year ended March 31, 2019, gross profit due to currency movement were unfavorably impacted by approximately $7.2 million when compared to the previous fiscal year.

Selling, general, and administrative expenses for the fiscal year ended March 31, 2019 were $168.8 million, or 9.4% of net sales, compared to $140.5 million, or 9.0% of net sales, for the fiscal year ended March 31, 2018. The overall increase in these expenses is primarily due to higher selling expenses resulting from the increase in sales and $8.9 million of amortization of intangible assets for fiscal year 2019 as compared to $3.6 million for fiscal year 2018 related to the S&C, Ethertronics and Kumatec acquisitions.

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37.5 million, which was recorded in fiscal 2016. That award was later vacated by the court on March 30, 2018, which resulted in a favorable accrual adjustment of $1.5 million. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22.1 million on January 15, 2019 resulting in a favorable accrual adjustment of $13.9 million during the year ended March 31, 2019. However, the matter is still subject to various post-trial proceedings and possible appeal which could result in a material impact to the accrual for this case in the future.

In addition, during the fiscal year ended March 31, 2019, we accrued an $8.3 million estimated charge related to new environmental remediation activities related to a legacy environmental issue at a site referred to as the “Aerovox Site,” located in New Bedford, Massachusetts.

Profit from operations for the fiscal year ended March 31, 2019 increased $139.9 million to $319.7 million compared to $179.8 million for the fiscal year ended March 31, 2018. This increase is a result of the factors above.

Other income, net was $13.6 million in fiscal year 2019 compared to $12.5 million in fiscal year 2018. This increase is primarily attributable to foreign exchange gains resulting from currency fluctuations during the period and increased rates earned on investments.

The tax rate for the fiscal year ended March 31, 2019 was 18.4% compared to 97.4% for the fiscal year ended March 31, 2018. For the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018, the decrease in the tax rate is primarily a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in the U.S. on December 22, 2017. Excluding discrete items, the tax rate for the fiscal year ended March 31, 2019 was 19.6% compared to 28.0% for the fiscal year ended March 31, 2018.

The provision for income tax expense for the fiscal year ended March 31, 2019 was $61.4 million compared to $187.4 million for the fiscal year ended March 31, 2018. On December 22, 2017, TCJA was enacted in the U.S. Among numerous other provisions, the TCJA reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. The TCJA also reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This estimated one-time tax was recorded as $75.7 million in the results for the quarter ended December 31, 2017. As a result of the filing of our U.S. federal tax return, this amount was finally calculated at approximately $70.3 million, which is payable in eight annual installments over an eight-year period, beginning in 2018. Also, in consideration of TCJA, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the one-time tax noted above, we also provided for estimated foreign withholding taxes of approximately $13.1 million related to the potential distribution of such foreign earnings.

As a result of the factors discussed above, net income for the fiscal year ended March 31, 2019 was $271.8 million compared to $4.9 million for the fiscal year ended March 31, 2018.

Year Ended March 31, 2018 compared to Year Ended March 31, 2017

The Company previously provided a comparison of the Company’s financial condition and results of operations for the year ended March 31, 2018 compared to the year ended March 31, 2017 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its annual report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2018.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures and acquisitions. Historically, we have satisfied our operating liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of March 31, 2019, we had a current ratio of 5.7 to 1, $813.2 million of cash, cash equivalents, and investments in securities, $2,384.1 million of stockholders' equity and no borrowings.

As of March 31, 2019, we had cash, cash equivalents, and short-term investments in securities of $813.2 million, of which $710.8 million was held outside the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond our control. Cash balances generated and held outside the U.S. are generally used for local on-going working capital, capital expenditures and to support regional acquisitions. We have provided for estimated foreign withholding taxes of approximately $13.1 million related to the potential distribution of foreign earnings. As a result of the TCJA we will have greater flexibility to redirect our global cash resources where they are needed.

Net cash provided by operating activities was $233.0 million for the fiscal year ended March 31, 2019, compared to cash provided by operations of $195.5 million for the fiscal year ended March 31, 2018.

Purchases of property and equipment totaled $129.7 million in fiscal 2019 and $100.5 million in fiscal 2018. The increase in expenditures during fiscal 2019 was primarily made in connection with strategic building expansion and equipment purchase activities to support future business growth in our Fountain Inn, South Carolina facility and our locations in El Salvador, Germany, and Malaysia. We expect to continue to make strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur capital expenditures of approximately $125 million in fiscal 2020. The actual amount of capital expenditures will depend upon the outlook for end market demand and timing of capital projects.

On April 30, 2018 AVX, through its subsidiary, AVX Interconnect Europe GmbH, acquired KUMATEC Sondermaschinenbau & Kunstoffverarbeitung GmbH (“Kumatec”) for $12.3 million, net of cash acquired and debt assumed.

Historically, our operating funding has been internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of March 31, 2019, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, dividend payments and any stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. In addition, potential acquisitions, depending upon their size, could require us to utilize our current cash resources, or use external borrowings. We do not anticipate any significant changes in our ability to generate cash flows or meet our liquidity needs in the foreseeable future.

In fiscal 2019 and 2018, dividends of $77.7 million and $75.7 million, respectively, were paid to stockholders.

On October 17, 2007, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of our common stock. We purchased 55,000 shares at a cost of $0.8 million during fiscal 2019. We did not purchase any shares during fiscal 2018. The repurchased shares are held as treasury stock and are available for general corporate purposes. As of March 31, 2019, there were 3,012,074 shares that may yet be repurchased under this program.

At March 31, 2019, we had contractual obligations for the construction of plants and acquisition of equipment aggregating approximately $47.1 million.

We make contributions to our U.S. and foreign defined benefit plans as required under various pension funding regulations. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy long-term funding obligations. We made contributions of $2.3 million to our U.S. and $6.7 million to our foreign defined benefit plans during the fiscal year ended March 31, 2019. We expect to make contributions of approximately $1.4 million for our foreign defined benefits plans for the fiscal year ending March 31, 2020. We do not anticipate making contributions to the U.S. plans in fiscal 2020. We have funded actuarially computed pension assets of approximately $22.3 million related to these defined benefit pension plans as of March 31, 2019.

During the fiscal year ended March 31, 2019, we made contributions of $4.9 million to Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain of our contributions to these savings plans are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2020 will be approximately $7.4 million.

We are a lessee under long-term operating leases primarily for office space, plant, and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2019, were approximately $19.3 million.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. We have a remaining accrual of $22.2 million at March 31, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $18.6 million and $26.4 million at March 31, 2018 and March 31, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3.3 million and $5.8 million in accrued expenses at March 31, 2018 and March 31, 2019, respectively, and $15.3 and $20.6 million in other non-current liabilities at March 31, 2018 and March 31, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

In connection with the same location, Union Gas Limited and Coca-Cola Refreshments Canada Company filed suites in the Superior Court of Justice for Ontario, Canada, against AVX Corporation, Aerovox Corp. and Cooper Industries, LLC seeking to recover the costs of remediation of the site and for damages associated with alleged contamination of the site. Those suits were filed on April 18, 2018, but not served on AVX until October 11, 2018, and are in their initial stages. AVX is considering its legal options but intends to vigorously defend these matters.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37.5 million, which was recorded in fiscal 2016. The verdict was later vacated by the court on March 30, 2018. Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1.5 million related to this patent infringement case. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22.1 million on January 15, 2019 resulting in a favorable accrual adjustment of $13.9 million. During the year ended March 31, 2019 the company made a payment of $22.1 million to an escrow account which is classified within “Other assets”. However, the matter is still subject to various post-trial proceedings and possible appeal, which could result in a material impact to the accrual for this case in the future.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts. In June 2018, the District Court set the amount of royalties, found damages to Presidio and reissued the injunction. An appeal has been filed from both decisions.

As of March 31, 2019, we had total reserves of $59.8 million plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

Disclosures about Contractual Obligations and Commitments

The Company has the following contractual obligations and commitments as of March 31, 2019 as noted below.

			FY 2021 -	FY 2023 -
Contractual Obligations (in thousands)	Total	FY 2020	FY 2022	FY 2024	Thereafter
Operating Leases	$19,275	$6,642	$7,960	$2,817	$1,856
Plant and Equipment	$47,099	$45,089	$2,010	$-	$-

During the fiscal year ended March 31, 2019, we made contributions of $4.9 million to our Company sponsored retirement savings plans. Our contributions are partially based on employee contributions as a percentage of their salaries. Certain contributions by us are discretionary and are determined by the Board of Directors each year. We expect that our contributions for the fiscal year ending March 31, 2020 will be approximately $7.4 million.

During the fiscal year ended March 31, 2019, we made contributions of $2.3 million and $6.7 million to our U.S. and international defined benefit plans, respectively. Contributions are based on a percentage of pensionable wages or requirements necessary to satisfy funding obligations. We expect to make contributions of approximately $1.4 million for our international defined benefit plans for the fiscal year ending March 31, 2020. We do not anticipate making contributions to the U.S. plans in fiscal 2020.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2019, we had no material outstanding purchase commitments.

We have a $1.9 million liability recorded at March 31, 2019 related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot reasonably estimate the amount or timing of cash payments that may be required to settle these liabilities beyond 2019. For additional information, refer to Note 10.

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

Goodwill

We evaluate goodwill on a reporting unit basis for impairment annually during the fourth quarter, or more frequently when an event occurs or circumstances change that indicate that carrying value may not be recoverable. In testing goodwill for impairment, we compare the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, the amount of impairment loss is calculated as the difference between the estimated fair value of the reporting unit and the carrying value.

Determining the fair value of goodwill is judgmental in nature and involves the use of significant estimates and assumptions. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance, including assumptions in gross profit and the determination of the discount rate to be utilized. Our annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2017, 2018, or 2019.

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

In relation to critical estimates for income taxes, the Tax Cuts and Jobs Act (“TCJA") was enacted into law in the U.S. on December 22, 2017. Among numerous other provisions, the TCJA reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018.

TCJA also puts in place several new tax principles that are generally effective prospectively from January 1, 2018, including, but not limited to: a base erosion and anti-abuse tax; elimination of U.S. federal taxes on substantially all dividends from foreign subsidiaries; a lower U.S. tax rate on certain revenues from sources outside the U.S.; and, implementation of a new provision to tax certain global intangible low-taxed income of foreign subsidiaries.

We will continue to assess all relevant aspects of TCJA, including additional guidance promulgated related to TCJA that might impact our income tax provision.

In consideration of TCJA, the Company has determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, we provided for estimated foreign withholding taxes and associated foreign tax credits related to the potential distribution of such earnings. Therefore, in addition to the one-time tax noted above, we also provided for estimated foreign withholding taxes of approximately $13.1 million related to the potential distribution of such foreign earnings.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. Revenue is recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration expected from the goods. The Company adopted this guidance effective April 1, 2018, using the modified retrospective method, with no material impact on our results of operations. Please refer to Note 6 for additional information.

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

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard replaces the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” The standard provides additional guidance related to transfers between cash and restricted cash and how cash receipts and cash payments in the statement of cash flows directly affects the restricted cash accounts. The Company adopted ASU 2016-18 effective April 1, 2018. The adoption of this standard has not had a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This standard removes, adds and modifies certain disclosure requirements in the existing framework. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General.” This standard removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The standard is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. We are currently assessing the impact the new guidance will have on our disclosures.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Relationship with Kyocera and Related Transactions

Kyocera is the majority stockholder of AVX. As of May 17, 2019, Kyocera owned beneficially and of record 121,800,000 shares of AVX common stock, representing approximately 72% of our outstanding shares.

From January 1990 through August 15, 1995, AVX was wholly owned by Kyocera. On August 15, 1995, Kyocera sold 22.9%, or 39,300,000 shares of AVX's common stock, and AVX sold an additional 4,400,000 shares of common stock, in a public offering. In February 2000, Kyocera sold an additional 10,500,000 shares of its AVX common stock.

Our business includes transactions with Kyocera. Such transactions involve the purchase of resale inventories, raw materials, supplies and equipment, the sale of products for resale, raw materials, supplies and equipment, the payment of dividends, subcontracting activities, and commissions. See Note 16 to our consolidated financial statements elsewhere herein for more information on the related party transactions.

In December 2016, Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. Kyocera will pay commissions to AVX on sales by Kyocera, in the applicable territories, of products designed into customer applications by AVX prior to January 1, 2018 of 2.0% in calendar year 2018, 1.5% in calendar year 2019, and 1.0% in calendar year 2020. Sales of Kyocera resale products by AVX were $19.0 and related operating profit was $3.3 million for the fiscal year ended March 31, 2019.

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

The Special Advisory Committee of our Board, comprised of our independent directors (currently Messrs. Christiansen, DeCenzo, and Ballato), reviews and approves any significant agreements between AVX and Kyocera and any significant transactions between AVX and Kyocera not covered by such agreements. The committee is also responsible for reviewing and approving any agreements and transactions between AVX and any other related party that are or may be within the scope of applicable rules, regulations and guidance of the New York Stock Exchange and Item 404 of Regulation S-K, if they arise. The Special Advisory Committee operates under a written charter that sets forth the policies and procedures for such approvals. In approving any such agreement or transaction pursuant to those procedures, the Special Advisory Committee must determine that, in its judgment, the terms thereof are equivalent to those to which an independent unrelated party would agree at arm’s-length or are otherwise in the best interests of the Company and its stockholders generally. Each of the agreements described below contains provisions requiring that the terms of any transaction under such agreement be equivalent to those to which an independent unrelated party would agree at arm's-length.

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

Technology Disclosure Agreement. Pursuant to the Technology Disclosure Agreement (the “Technology Agreement”), AVX and Kyocera have determined that it is in the best interest of each company to explore the possibility of (i) distribution, (ii) joint production, (iii) technology licensing, or (iv) joint development efforts of its passive electronic components and other related devices and technology. The Technology Agreement is subject to the right of termination by either party upon at least six months prior written notice.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We are exposed to foreign currency exchange risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. International revenues and expenses transacted by our foreign subsidiaries may be denominated in local currency. See Note 15 to the consolidated financial statements elsewhere herein for further discussion of derivative financial instruments.

For fiscal 2019, our exposure to foreign currency exchange risk was estimated using a sensitivity analysis, which illustrates a hypothetical change in the average foreign currency exchange rates used during the year. Actual changes in foreign currency exchange rates may differ from this hypothetical change. Based on a hypothetical increase or decrease of 10% in the exchange rates, assuming no hedging against foreign currency rate changes, we would have incurred an additional foreign currency gain or loss of approximately $7.9 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of the end of its fiscal year ended March 31, 2019.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2019, as stated in their report, which appears in this Form 10-K.

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

Information required by this item with respect to our directors, the committees of the Board of Directors, corporate governance and compliance by our directors, executive officers, and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is provided by incorporation by reference to information under the captions entitled “Proposal I Election of Directors,” “Board of Directors – Governance,” “Board of Directors – Meetings Held and Committees,” and “Delinquent Section 16(a) Reports” in the Company's definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and perhaps elsewhere therein. Information required by this item relating to our executive officers also appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

3.2

By-laws of AVX Corporation as Amended and Restated October 17, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2018).

4.1	Description of rights of securities holders (incorporated by reference to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 1, 2000).

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

10.19

Share Purchase and Transfer Agreement, dated March 27, 2018 by and among AVX Corporation, AVX INTERCONNECT Europe GmbH, and the Shareholders of  KUMATEC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K of the Company for the year ended March 31, 2018).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – John Sarvis

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – Michael E. Hufnagel

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Michael E. Hufnagel

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

AVX Corporation

by: /s/ Michael E. Hufnagel
MICHAEL E. HUFNAGEL
Senior Vice President, Chief Financial Officer, Treasurer

Dated: May 17, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Sarvis	Chairman of the Board, Chief Executive Officer and President	May 17, 2019
John Sarvis	(Principal Executive Officer)

/s/ Michael E. Hufnagel	Senior Vice President, Chief Financial Officer, Treasurer	May 17, 2019
Michael E. Hufnagel	(Principal Financial Officer)
*
Goro Yamaguchi	Director	May 17, 2019
*
Hideo Tanimoto	Director	May 17, 2019
*
Shoichi Aoki	Director	May 17, 2019
*
Koichi Kano	Director	May 17, 2019
*
Hiroshi Fure	Director	May 17, 2019
*
Donald B. Christiansen	Director	May 17, 2019
*
David DeCenzo	Director	May 17, 2019
*
Dr. John Ballato	Director	May 17, 2019
*
* by: /s/ Michael E. Hufnagel
MICHAEL E. HUFNAGEL, Attorney-in-Fact for each of the persons indicated.

AVX Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	As of March 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$547,415	$378,456
Short-term investments in securities	279,787	434,754
Accounts receivable - trade, net	275,259	256,991
Accounts receivable - affiliates	9,255	500
Inventories, net	516,777	631,688
Income taxes receivable	2,566	4,788
Prepaid and other	70,665	76,550
Total current assets	1,701,724	1,783,727
Property and equipment, net	418,286	455,757
Goodwill	316,298	316,675
Intangible assets, net	128,612	118,944
Deferred income taxes	75,720	75,938
Other assets	32,126	62,237
Total Assets	$2,672,766	$2,813,278
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$89,726	$95,498
Accounts payable - affiliates	26,320	1,133
Income taxes payable	8,290	24,993
Accrued payroll and benefits	52,044	55,068
Accrued expenses	118,183	136,493
Total current liabilities	294,563	313,185
Income taxes payable	69,645	47,588
Pensions	10,605	9,543
Deferred income taxes	12,895	14,235
Other liabilities	41,615	44,547
Total non-current liabilities	134,760	115,913
Total Liabilities	429,323	429,098
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, par value $.01 per share: Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share: Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,434 and 168,826 shares for 2018 and 2019, respectively	1,764	1,764
Additional paid-in capital	360,077	362,498
Retained earnings	1,962,467	2,156,584
Accumulated other comprehensive (loss)	21,257	(39,494)
Treasury stock, at cost, 7,935 and 7,543 shares for 2018 and 2019, respectively	(102,122)	(97,172)
Total Stockholders' Equity	2,243,443	2,384,180
Total Liabilities and Stockholders' Equity	$2,672,766	$2,813,278

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2017	2018	2019
Net sales	$1,312,661	$1,562,474	$1,791,790
Cost of sales	1,027,906	1,243,612	1,308,907
Gross profit	284,755	318,862	482,883
Selling, general and administrative expenses	117,598	140,528	168,804
Legal and environmental (benefit) charges	3,600	(1,500)	(5,589)
Profit from operations	163,557	179,834	319,668
Other income (loss):
Interest income	7,381	12,778	17,001
Other, net	4,011	(299)	(3,426)
Income before income taxes	174,949	192,313	333,243
Provision for income taxes	49,164	187,403	61,430
Net income	$125,785	$4,910	$271,813

Income per share:
Basic	$0.75	$0.03	$1.61
Diluted	$0.75	$0.03	$1.61

Dividends declared (per share)	$0.43	$0.45	$0.46
Weighted average common shares outstanding:
Basic	167,506	168,262	168,713
Diluted	167,837	168,925	169,322

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended March 31,
	2017	2018	2019
Net income	$125,785	$4,910	$271,813
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(14,674)	76,711	(61,570)
Foreign currency cash flow hedges adjustment	183	(490)	333
Pension liabilities adjustment	(7,527)	12,199	1,945
Other post-employment obligations	(777)	-	(1,459)
Other comprehensive income (loss), net of income taxes	(22,795)	88,420	(60,751)
Comprehensive income	$102,990	$93,330	$211,062

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2016	167,492	$1,764	$(113,988)	$354,186	$1,979,512	$(44,368)	$2,177,106
Net income	-	-	-	-	125,785	-	125,785
Other comprehensive loss, net of income taxes	-	-	-	-	-	(22,795)	(22,795)
Dividends of $0.42 per share	-	-	-	-	(72,012)	-	(72,012)
Stock-based compensation expense	-	-	-	2,327	-	-	2,327
Stock option activity	794	-	10,211	(93)	-	-	10,118
Tax benefit of stock option exercises	-	-	-	782	-	-	782
Treasury stock purchased	(356)	-	(4,833)	-	-	-	(4,833)
Balance at March 31, 2017	167,930	$1,764	$(108,610)	$357,203	$2,033,285	$(67,163)	$2,216,478
Net income	-	-	-	-	4,910	-	4,910
Other comprehensive Other comprehensive income, net of income taxes	-	-	-	-	-	88,420	88,420
Dividends of $0.43 per share	-	-	-	-	(75,728)	-	(75,728)
Stock-based Stock-based compensation expense	-	-	-	3,407	-	-	3,407
Stock option activity	504	-	6,488	(10)	-	-	6,478
Payments of tax withholding for vested restricted stock units	-	-	-	(523)	-	-	(523)
Balance at March 31, 2018	168,434	$1,764	$(102,122)	$360,077	$1,962,467	$21,257	$2,243,443
Net income	-	-	-	-	271,813	-	271,813
Other comprehensive Other comprehensive loss, net of income taxes	-	-	-	-	-	(60,751)	(60,751)
Dividends of $0.46 per share	-	-	-	-	(77,696)	-	(77,696)
Stock-based Stock-based compensation expense	-	-	-	4,251	-	-	4,251
Stock option activity	447	-	5,761	(1,031)	-	-	4,730
Payments of tax withholding for vested restricted stock units	-	-	-	(799)	-	-	(799)
Treasury stock purchased	(55)	-	(811)	-	-	-	(811)
Balance at March 31, 2019	168,826	$1,764	$(97,172)	$362,498	$2,156,584	$(39,494)	$2,384,180

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (in thousands)

	Fiscal Year Ended March 31,
	2017	2018	2019
OPERATING ACTIVITIES:
Net income	$125,785	$4,910	$271,813
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,687	59,788	90,031
Stock-based compensation expense	2,327	3,407	4,251
Deferred income taxes	(2,175)	43,993	(1,373)
Loss from equity-method investments	-	-	327
(Gain) loss on disposal of property and equipment	(1,894)	267	414
Changes in operating assets and liabilities, excluding acquisition:
Accounts receivable	(18,116)	(26,075)	22,225
Inventories	6,798	20,850	(128,556)
Accounts payable and accrued expenses	33,447	(32,981)	5,469
Income taxes payable	(39,272)	72,112	(14,234)
Other assets	13,219	50,037	(29,241)
Other liabilities	32,205	(811)	11,840
Net cash provided by operating activities	195,011	195,497	232,966
INVESTING ACTIVITIES:
Purchases of property and equipment	(66,288)	(100,537)	(129,655)
Purchase of business, net of cash and debt acquired	-	(290,280)	(12,317)
Purchases of investment securities	(1,449,298)	(1,724,921)	(1,504,698)
Redemptions of investment securities	1,500,586	1,978,157	1,347,942
Proceeds from property, plant & equipment dispositions	11,266	36	8
Other investing activities	-	(969)	(957)
Net cash used in investing activities	(3,734)	(138,514)	(299,677)
FINANCING ACTIVITIES:
Dividends paid	(72,012)	(75,728)	(77,696)
Purchase of treasury stock	(4,833)	-	(811)
Proceeds from exercise of stock options	10,118	5,955	3,934
Principal payments of debt	-	(21,106)	(1,893)
Payments of tax withholdings for vested restricted stock units	-	(523)	(799)
Excess tax benefit from stock-based payment arrangements	782	-	-
Net cash used in financing activities	(65,945)	(91,402)	(77,265)
Effect of exchange rate on cash	(906)	3,200	(2,814)
Increase (decrease) in cash and cash equivalents	124,426	(31,219)	(146,790)
Cash, cash equivalents and restricted cash at beginning of period	454,208	578,634	547,415
Cash, cash equivalents and restricted cash at end of period	$578,634	$547,415	$400,625
Reconciliation of cash, cash equivalents and restricted cash to the Balance Sheet
Cash and cash equivalents	578,634	547,415	378,456
Restricted cash	-	-	22,169
Total cash, cash equivalents and restricted cash to the Balance Sheet	$578,634	$547,415	$400,625

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

From January 1990 through August 15, 1995, we were wholly owned by Kyocera Corporation (“Kyocera”). As of March 31, 2019, Kyocera owned approximately 72% of our outstanding shares of common stock.

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

Property and Equipment:

Property and equipment are recorded at cost. Machinery and equipment are depreciated on the double-declining balance and straight-line methods. Buildings are depreciated on the straight-line method. The estimated useful lives used for computing depreciation are as follows: buildings and improvements – 10 to 31.5 years, machinery and equipment – 3 to 10 years. Depreciation expense was $37,493, $50,813 and $75,830 for the fiscal years ended March 31, 2017, 2018 and 2019, respectively.

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

Goodwill and Acquired Intangible Assets:

We test goodwill for impairment annually, or whenever conditions indicate that such impairment could exist. The carrying value of the reporting unit is evaluated in relation to the operating performance and estimated future discounted cash flows of the related reporting unit. If the sum of the discounted cash flows is less than the carrying value of the related assets, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance, including assumptions in gross profit and the determination of the discount rate to be utilized. Our annual goodwill impairment analysis indicated that there was no related impairment for the fiscal years ended March 31, 2017, 2018, or 2019. The following table reflects a rollforward of our goodwill activity during the years ended March 31, 2018 and 2019 by reporting unit:

	March 31, 2018		March 31, 2019
	Electronic Components	Interconnect, Sensing & Control Devices	Electronic Components	Interconnect, Sensing & Control Devices

Beginning balance	$202,774	$10,277	$278,247	$38,051
Acquired goodwill	75,473	26,049	-	8,998
Foreign currency translation	-	1,725	-	(1,558)
Purchase price adjustments	-	-	(6,873)	(190)

Ending balance	$278,247	$38,051	$271,374	$45,301

We have determined that our intangible assets have finite useful lives. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $5,194, $9,006, and $14,201 for the fiscal years ended March 31, 2017, 2018, and 2019, respectively.

	March 31, 2018		March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$96,388	$(30,819)	$98,320	$(37,970)
Developed technology and other	43,689	(13,816)	45,565	(18,241)
Trade name and trademarks	43,380	(10,210)	44,105	(12,835)
Total	$183,457	$(54,845)	$187,990	$(69,046)

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year ended March 31,	Estimated Amortization Expense
2020	$14,174
2021	13,828
2022	12,940
2023	12,940
2024	11,884
Thereafter	53,178

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

The provision for income tax expense for the fiscal year ended March 31, 2019 was $61.4 million compared to $187.4 million for the fiscal year ended March 31, 2018. On December 22, 2017, The Tax Cuts and Job Act (“TCJA”) was enacted in the U.S. Among numerous other provisions, the TCJA reduced the statutory U.S. corporation income tax rate from 35% to 21%, effective January 1, 2018. TCJA also reduced or eliminated certain corporate tax deductions and provided for a transition from a worldwide to a modified territorial tax system for resident corporations and related corporate group members.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The transition is accompanied by a one-time tax, effective December 31, 2017, on all U.S.-based corporate groups’ accumulated foreign earnings as yet untaxed by the U.S., assessed at a 15.5% rate on all such earnings held in cash or liquid asset positions and at an 8% rate on all other non-liquid asset positions. This estimated one-time tax was recorded as $75.7 million in the results for the quarter ended December 31, 2017. As a result of the filing of our U.S. federal tax return, this amount was finally calculated at approximately $70.3 million, which is payable in eight annual installments over an eight-year period, beginning in 2018. Also, in consideration of TCJA, we have determined that it is no longer necessary to assert that cash and profits generated by our foreign subsidiaries will continue to be reinvested locally indefinitely. Accordingly, in addition to the one-time tax noted above, we also provided for estimated foreign withholding taxes of approximately $13.1 million related to the potential distribution of such foreign earnings.

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

We use financial instruments such as forward exchange contracts to hedge a portion, but not all, of our firm commitments denominated in foreign currencies. The purpose of our foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. See Note 15 for further discussion of derivative financial instruments.

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

Research, Development, and Engineering:

Research, development, and engineering expenditures are expensed when incurred. Research and development expenses are included in selling, general, and administrative expenses and were $16,493, $17,886, and $30,599 for the fiscal years ended March 31, 2017, 2018, and 2019, respectively. Engineering expenses are included in cost of sales and were $14,453, $23,892, and $29,316 for the fiscal years ended March 31, 2017, 2018, and 2019, respectively.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options at the grant date. We use the closing fair market value of the Company’s common stock on the grant date to determine the fair value of restricted stock units (“RSU”) at the grant date. See Note 13 for assumptions used.

Treasury Stock:

Our Board of Directors has approved stock repurchase authorizations in 2005 and 2007 whereby up to 10,000 shares of common stock can be purchased from time to time at the discretion of management. Accordingly, 356 shares were purchased during the fiscal year ended March 31, 2017, 0 shares were purchased during the fiscal year ended March 31, 2018, and 55 shares were purchased during the fiscal year ended March 31, 2019. As of March 31, 2019, we had in treasury 7,543 common shares at a cost of $97,172. There are 3,012 shares that may yet be purchased under the 2007 authorization.

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

New Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. Revenue is recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration expected from the goods. The Company adopted this guidance effective April 1, 2018, using the modified retrospective method, with no material impact on our results of operations. Please refer to Note 6 for additional information.

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

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard replaces the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” The standard provides additional guidance related to transfers between cash and restricted cash and how cash receipts and cash payments in the statement of cash flows directly affects the restricted cash accounts. The Company adopted ASU 2016-18 effective April 1, 2018. The adoption of this standard has not had a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This standard removes, adds and modifies certain disclosure requirements in the existing framework. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General.” This standard removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The standard is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. We are currently assessing the impact the new guidance will have on our disclosures.

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

The table below represents the basic and diluted earnings per share, calculated using the weighted average number of shares of common stock and potential common stock equivalents outstanding for the years ended March 31, 2017, 2018, and 2019:

	Fiscal Year Ended March 31,
	2017	2018	2019
Net income	$125,785	$4,910	$271,813
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,506	168,262	168,713
Basic earnings per share	$0.75	$0.03	$1.61
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	167,506	168,262	168,713
Effect of stock options	331	663	609
Weighted Average Shares Outstanding used in Computing Diluted EPS (1)	167,837	168,925	169,322
Diluted earnings per share	$0.75	$0.03	$1.61

(1) Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 1,381 shares, 1,733 shares, and 4,375 shares for the fiscal years ended March 31, 2017, 2018, and 2019, respectively.

3. Comprehensive Income:

Comprehensive income (loss) includes the following components:

	Fiscal Year Ended March 31,
	2017		2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(14,674)	$(14,674)	$76,711	$76,711	$(61,570)	$(61,570)
Foreign currency cash flow hedges adjustment	205	183	(626)	(490)	412	333
Pension liability adjustment	(10,155)	(7,527)	16,063	12,199	2,454	1,945
Other post-employment obligations	(777)	(777)	-	-	(1,459)	(1,459)
Other comprehensive income (loss)	$(25,401)	$(22,795)	$92,148	$88,420	$(60,163)	$(60,751)

The accumulated balance of comprehensive income (loss) is as follows:

	As of March 31,
	2018	2019
Foreign currency translation adjustment	$62,381	$811
Foreign currency cash flow hedges adjustment	(123)	210
Pension liability adjustment	(37,419)	(35,474)
Other post-employment obligations	(3,582)	(5,041)
Accumulated other comprehensive income (loss)	$21,257	$(39,494)

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

During the fiscal years ended March 31, 2017, 2018, and 2019, there have been no transfers of assets between the levels within the fair value hierarchy.

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	257	-	257	-
Total	$6,906	$5,959	$947	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$6,649	$5,959	$690	$-
Foreign currency derivatives(2)	514	-	514	-
Total	$7,163	$5,959	$1,204	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	853	-	853	-
Total	$5,546	$3,265	$2,281	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	588	-	588	-
Total	$5,281	$3,265	$2,016	$-

(1) The market value of the assets held in the trust for the non-qualified deferred compensation program is included as an asset and as a liability as the trust’s assets are both assets of the Company and also a liability as they are available to general creditors in certain circumstances.

(2) Foreign currency derivatives in the form of forward contracts are included in prepaid and other assets and liabilities in the March 31, 2018 and 2019 consolidated balance sheets. Unrealized gains and losses on derivatives classified as cash flow hedges are recorded in other comprehensive income (loss). Realized gains and losses on derivatives classified as cash flow hedges and gains and losses on derivatives not designated as hedges are recorded in other income.

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

Derivatives

      We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2018 and 2019, all of our forward contracts have been designated as Level 2 measurements.

5. Trade Accounts Receivable and Contract Liabilities:

	Fiscal Year Ended March 31,
	2018	2019
Gross Accounts Receivable - Trade	$300,016	$273,053
Less:
Allowances for doubtful accounts	1,893	1,276
Stock rotation and ship from stock and debit	15,989	14,140
Sales returns and discounts	6,875	646
Total allowances	24,757	16,062
Accounts Receivable - Trade, net	$275,259	$256,991

Charges related to allowances for doubtful accounts are charged to selling, general, and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 6, “Revenue Recognition,” for additional information.

	Fiscal Year Ended March 31,
	2017	2018	2019
Allowances for doubtful accounts:
Beginning Balance	$423	$1,285	$1,893
Charges	785	209	276
Applications	77	(1,524)	(897)
Translation, Acquisition and other	-	1,923	4
Ending Balance	$1,285	$1,893	$1,276

	Fiscal Year Ended March 31,
	2017	2018	2019
Stock rotation and ship from stock debit:
Beginning Balance	$14,314	$14,853	$15,989
Charges	25,470	30,523	28,855
Applications	(24,931)	(29,387)	(24,378)
Stock rotation reclassified to liability	-	-	(6,326)
Ending Balance	$14,853	$15,989	$14,140

	Fiscal Year Ended March 31,
	2017	2018	2019
Sales returns and discounts:
Beginning Balance	$6,681	$5,623	$6,875
Charges	13,831	24,150	2,482
Applications	(14,841)	(23,399)	(2,548)
Sales returns reclassified to liabilities	-	-	(6,157)
Translation, Acquisition and other	(48)	501	(6)
Ending Balance	$5,623	$6,875	$646

	Fiscal Year Ended March 31,
	2017	2018	2019
Contract liabilities:
Beginning Balance	$-	$-	$-
Increase due to adoption of ASC 606	-	-	12,483
Charges	-	-	17,559
Applications	-	-	(14,268)
Translation, Acquisition and other	-	-	(21)
Ending Balance	$-	$-	$15,753

6. Revenue Recognition:

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

We identified a change in how we record right-of-return liabilities which impacts Current Assets and Current Liabilities. The change is primarily due to how ASC 606 defines a right-of-return contract liability. The following table for the period ended March 31, 2019 compares the amounts reported in the Consolidated Balance Sheet had the previous revenue recognition guidance been in effect:

	Fiscal Year Ended March 31, 2019
		Balances without	Increase Due to
	As reported	ASC 606 Adoption	Adoption
Accounts Receivable - trade, net	$256,991	$241,238	$15,753
Accrued Expenses	$55,068	$39,315	$15,753

Reference Note 5, "Trade Accounts Receivable and Contract Liabilities," for information on variable consideration and right-of-return liability details.

Reference Note 17, "Segment and Geographic Information," for disaggregated revenue information.

7. Inventories:

	Fiscal Year Ended March 31,
	2018	2019
Finished goods	$93,467	$102,373
Work in process	133,556	142,475
Raw materials	289,754	386,840
Total inventories, net	$516,777	$631,688

8. Property and Equipment:

	Fiscal Year Ended March 31,
	2018	2019
Land	$43,209	$43,155
Buildings and improvements	393,247	397,682
Machinery and equipment	1,470,460	1,447,325
Construction in progress	73,572	93,362
	1,980,488	1,981,524
Accumulated depreciation	(1,562,202)	(1,525,767)
	$418,286	$455,757

9. Financial Instruments and Investments in Securities:

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, securities investments, and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising our customer base and their dispersion across many different industries and countries. As of March 31, 2019, we believe that our credit risk exposure is not significant.

At March 31, 2018 and 2019 we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments is recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

	As of March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$10,597	$-	$1	$10,596
Time deposits	269,190	203	-	269,393
	$279,787	$203	$1	$279,989

	As of March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	434,754	184	-	434,938

The amortized cost and estimated fair value of held-to-maturity investments at March 31, 2019, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$434,754	$434,938

10. Income Taxes:

For financial reporting purposes, income before income taxes included the following components:

	Fiscal Year Ended March 31,
	2017	2018	2019
Domestic	$75,659	$85,263	$215,573
Foreign	99,290	107,050	117,670
Total	$174,949	$192,313	$333,243

The provision for income taxes consisted of:

	Fiscal Year Ended March 31,
	2017	2018	2019
Current:
Federal	$32,846	$122,710	$34,836
State	374	817	1,620
Foreign	18,494	19,883	26,347
	51,714	143,410	62,803
Deferred:
Federal	1,130	25,334	1,551
State	595	488	(315)
Foreign	(4,275)	18,171	(2,609)
	(2,550)	43,993	(1,373)
	$49,164	$187,403	$61,430

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	As of March 31,
	2018		2019
Non-current:	Assets	Liabilities	Assets	Liabilities
Sales and receivable allowances	$5,711	$-	$5,393	$-
Inventory reserves	7,645	-	8,484	-
Depreciation and amortization	-	(22,336)	-	(20,603)
Pension obligations	550	-	-	(774)
Foreign withholding	-	-	-	(32,825)
Accrued expenses	30,089	-	31,058	-
Other, net	-	(21,692)	2,886	-
Net operating loss and tax credit carry forwards	77,108	-	89,146	-
Sub total	121,103	(44,028)	136,967	(54,202)
Less: valuation allowances	(14,250)	-	(21,062)	-
Total Non-current	$106,853	$(44,028)	$115,905	$(54,202)

	As of March 31,
	2017	2018	2019
Valuation allowance beginning balance	$26,034	$13,933	$14,250
Charged to income tax provision	(1,128)	(2,879)	3,874
Additions	-	2,975	3,124
Releases	(7,413)	-	-
Translation and other	(3,560)	221	(186)
Valuation allowance ending balance	$13,933	$14,250	$21,062

Reconciliation between the U.S. Federal statutory income tax rate and our effective rate for income tax is as follows:

	Fiscal Year Ended March 31,
	2017	2018	2019
U.S. Federal statutory rate	35.0%	31.5%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.5	0.8	0.5
Effect of foreign operations	(8.3)	(7.1)	(1.1)
Change in valuation allowance	(5.0)	0.0	0.3
FDII Provision	0.0	0.0	(1.4)
Deemed dividends from subsidiaries	6.3	7.3	2.9
Deduction for domestic production activities	(1.7)	(1.2)	0.0
Utilization of foreign tax credits	(3.9)	(4.0)	(3.3)
US and Foreign Tax Reform	0.0	66.7	(1.6)
Change in uncertain tax positions	(0.8)	0.2	(0.2)
Adjustment made by taxing authorities	3.3	0.0	0.1
Adjustment of prior year balances	1.7	1.4	0.6
Other, net	1.0	1.8	0.6
Effective tax rate	28.1%	97.4%	18.4%

The following table presents the approximate amount of federal, foreign and state operating loss carryforwards and federal tax credit carryforwards available to reduce future taxable income, along with the respective range of years that the operating loss and tax credit carryforwards would expired if not utilized:

	March 31, 2019	Beginning expiration year	Ending expiration year

Federal operating loss carryforwards	$14,440	2026	2036
Federal operating loss carryforwards	11,895	No Exp	No Exp
Foreign operating loss carryforwards	178,784	No Exp	No Exp
Foreign operating loss carryforwards	25,792	2020	2039
State operating loss carryforwards	3,279	2022	2039
Federal tax credit carryforwards	17,373	2039	2039
Foreign tax credit carryforward	4,187	2023	2029
State tax credit carryforward	8,086	2020	2029

At March 31, 2019, certain of our U.S. and foreign subsidiaries in Brazil, France, Germany, Israel, Japan, Mexico and Korea had tax operating loss and tax credit carry forwards totaling approximately $263,836. There is a greater likelihood of not realizing the future tax benefits of these net operating losses and other deductible temporary differences in Brazil, Israel, China, and Korea since these losses and other deductible temporary differences must be used to offset future taxable income of those subsidiaries, which cannot be assured, and are not available to offset taxable income of other subsidiaries located in those countries. Accordingly, we have recorded valuation allowances related to the net deferred tax assets in these jurisdictions. Valuation allowances decreased $(12,101), and increased $317 and $6,812 during the years ended March 31, 2017, 2018, and 2019, respectively, as a result of changes in the net operating losses of the subsidiaries or as a result of changes in foreign currency exchange rates in the countries mentioned above.

The decrease in valuation allowance during the year ended March 31, 2017 was also due to the reversal of valuation allowances of $5,530 related to the future utilization of NOLs totaling $15,878 at a Japanese subsidiary. The related tax benefits upon utilization of the Japanese NOLs expire eight years after they are generated, and they are not subject to annual utilization limitations. The realization of tax benefits due to the utilization of these NOLs could take an extended period of time to realize and are dependent upon the Japanese subsidiary’s continuing profitability, and some could expire prior to utilization. The increase in valuation allowance during the year ended March 31, 2019, was due to the addition of valuation allowances of $3,124 related to the Ethertronics acquisition and $1,763 related to capital and section 1231 losses at AVX Corporation.

Income taxes paid totaled $55,642, $66,354 and $75,640 during the years ended March 31, 2017, 2018 and 2019, respectively.

We do not expect that the balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. For our more significant locations, we are subject to income tax examinations for the tax years 2014 and forward in the United States, 2014 and forward in Germany, 2013 and forward in Hong Kong, and 2013 and forward in the United Kingdom.

A reconciliation of the beginning and ending balance for liabilities associated with uncertain tax positions is as follows:

Balance at March 31, 2016	$3,399
Reductions for tax positions of prior years	(89)
Reductions due to expiration of statutory periods	(895)
Reductions due to settlements with taxing authorities	(478)
Balance at March 31, 2017	$1,937
Additions for tax positions of prior years	948
Additions for tax positions in current period	642
Reductions due to settlements with taxing authorities	(317)
Balance at March 31, 2018	$3,210
Additions for tax positions in current period	155
Reductions due to expiration of statutory periods	(870)
Reductions for tax positions of prior years	(539)
Balance at March 31, 2019	$1,956

We recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2018 and 2019, we had accrued interest related to uncertain tax positions of $470 and $340, respectively. During the years ended March 31, 2018 and 2019, we recognized a $71 increase in interest expense mainly due to the Ethertronics acquisition and a $(130) reduction in interest expense mainly due to the expirations of statutory periods, respectively.

The amount of unrecognized tax benefits recorded on our balance sheet that, if recognized, would affect the effective tax rate is approximately $3,210 and $1,956 at March 31, 2018 and 2019, respectively. This amount excludes the accrual for estimated interest discussed above.

11. Acquisitions:

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

As of March 31, 2019, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for S&C since the acquisition date are included in the accompanying consolidated statement of operations.

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

We recorded approximately $18,168 of identifiable intangible assets and $27,320 of Goodwill as indicated above. The acquired intangible assets relate to the S&C trade name, existing technology and customer relationships which are being amortized over one, eleven, and six years respectively.

The unaudited pro forma combined financial information is provided for the twelve month periods ended 2018 as though S&C had been acquired as of April 1, 2017. These unaudited pro forma combined results have been prepared by adjusting our historical results to include the historical results of S&C based on information available. Unaudited pro forma net sales for the twelve month periods ended March 31, 2018 would be $1,736,425. We recognized revenue of $354,669 from S&C in fiscal 2019.

On January 31, 2018, AVX acquired Ethertronics, Inc. for $127,677 net of cash and debt acquired. The Ethertronics business is now named “AVX Antenna” and is consolidated with our Electronic Components segment. The purchase of AVX Antenna expands AVX’s extensive electronic product offering into the antenna technology market and provides new and exciting growth opportunities for AVX going forward.

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

As of March 31, 2019, the allocation of the purchase price was prepared based on estimates of fair values, as shown in the table below. The results of operations for AVX Antenna since the acquisition date are included in the accompanying consolidated statement of operations.

Assets Acquired and Liabilities Assumed	Allocation of Purchase Price
Accounts receivable	$14,419
Accounts payable	(10,140)
Other current assets and liabilities, net	3,508
Working capital	7,787
Debt	(21,105)
Property and equipment	14,072
Intangible assets	64,800
Other non-current assets and liabilities, net	(6,477)
Total identified assets and liabilities	59,077
Purchase price	127,677
Goodwill	$68,600

We recorded approximately $64,800 of identifiable intangible assets and $68,600 of Goodwill as indicated above. The acquired intangible assets relate to the acquired trade name, existing technology and customer relationships which are being amortized over ten, ten, and thirteen years, respectively. We recognized revenue of $113,264 from AVX Antenna in fiscal 2019.

On April 30, 2018, AVX, through its subsidiary AVX Interconnect Europe GmbH, acquired KUMATEC Sondermaschinenbau & Kunststoffverarbeitung GmbH (“Kumatec”) for consideration of approximately $12,882, net of cash acquired and debt assumed. Now named Kumatec and consolidated within our Interconnect, Sensing and Control segment, the purchase of Kumatec provides AVX with additional manufacturing capabilities and new business opportunities. We recorded approximately $3,575 of identifiable intangible assets and $8,998 of goodwill.  The acquired intangible assets relate to the Kumatec trade name, existing technology and customer relationships which are being amortized over six years. We recognized revenue of $5,670 from Kumatec in the fiscal year ended March 31, 2019.

12. Employee Retirement Plans:

Pension Plans:

We sponsor various defined benefit pension plans covering certain employees. Pension benefits provided to certain U.S. employees covered under collective bargaining agreements are based on a flat benefit formula. Effective December 31, 1995, we froze benefit accruals under our domestic non-contributory defined benefit pension plan for a significant portion of the employees covered under collective bargaining agreements. Effective December 1, 2018, the plan was amended to freeze benefit accruals for the remainder of employees covered under collective bargaining agreements. Our pension plans for certain international employees provide for benefits based on a percentage of final pay. Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws.

We recognize the overfunded or underfunded status of our defined benefit post-retirement plans as an asset or liability in our statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adjustment to our pension liability due to the change in the funded status of our plans resulted in an increase in recorded net pension assets by $21,016 during the fiscal year ended March 31, 2018, and an increase in recorded net pension assets by $9,402 during the fiscal year ended March 31, 2019.

The change in the benefit obligation and plan assets of the U.S. and international defined benefit plans for 2018 and 2019 were as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2018	2019	2018	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$38,625	$36,234	$169,921	$178,498
Service cost	131	-	959	823
Interest cost	1,408	1,309	4,383	4,076
Actuarial loss (gain)	(633)	621	(11,077)	500
Benefits paid	(3,297)	(2,207)	(8,420)	(7,169)
Foreign currency exchange rate changes	-	-	22,732	(12,149)
Benefit obligation at end of year	$36,234	$35,957	$178,498	$164,579
Change in plan assets:
Fair value of plan assets at beginning of year	$36,689	$36,007	$161,726	$191,662
Actual return (loss) on assets	2,355	453	8,121	7,502
Employer contributions	261	2,289	7,761	7,222
Benefits paid	(3,298)	(2,207)	(7,702)	(7,137)
Foreign currency exchange rate changes	-	-	21,756	(12,916)
Fair value of plan assets at end of year	36,007	36,542	191,662	186,333
Funded status	$(227)	$585	$13,164	$21,754

The combined accumulated benefit obligation at March 31, 2018 and 2019 was $214,732 and $200,536 respectively.

Our assumptions used in determining the pension assets and liabilities were as follows:

	As of March 31,
	2018	2019
Assumptions:
Discount rates	0.3-3.8%	0.2-3.5%

The following table shows changes in accumulated comprehensive income, excluding the effect of income taxes, related to amounts recognized in other comprehensive income during fiscal 2018 and 2019 and amounts reclassified to the statement of operations as a component of net periodic pension cost during fiscal 2018 and 2019.

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2018	2019	2018	2019
Beginning balance	$12,323	$9,993	$46,201	$36,881
Net loss (gain) incurred during the year	(1,187)	1,740	(13,766)	(1,211)
Amortization of net actuarial gain (loss)	(1,143)	(884)	(1,974)	(901)
Foreign currency exchange rate changes	-	-	6,420	(2,638)
	$9,993	$10,849	$36,881	$32,131

Amounts that have not yet been recognized as components of net periodic pension cost as a component of accumulated comprehensive income (loss) at March 31, 2018 and 2019 are as follows:

	Fiscal Year Ended March 31,
	U.S. Plans		International Plans
	2018 (1)	2019 (2)	2018 (1)	2019 (2)
Unrecognized net actuarial loss	$7,792	$8,483	$29,487	$25,625

(1) Amounts in the above table as of March 31, 2018 are net of $2,201 and $7,394 tax benefit for the U.S. and International Plans, respectively.

(2) Amounts in the above table as of March 31, 2019 are net of $2,366 and $6,506 tax benefit for the U.S. and International Plans, respectively.

The March 31, 2019 balance of unrecognized net actuarial losses expected to be amortized in fiscal 2019 is $1,103 for the U.S. Plans and $2,057 for the International Plans, respectively.

Net pension cost related to these pension plans includes the following components:

	Fiscal Year Ended March 31,
	2017	2018	2019
Service cost	$1,102	$1,038	$820
Interest cost	5,997	5,516	5,371
Expected return on plan assets	(7,579)	(7,231)	(7,363)
Recognized actuarial loss	3,142	3,130	1,897
Net periodic pension cost	$2,662	$2,453	$725

Our assumptions used in determining the net periodic pension expense were as follows:

	As of March 31,
	2017	2018	2019
Assumptions:
Discount rates	0.1-3.6%	0.3-3.8%	0.2-3.5%
Increase in compensation	3.4%	0.0%	0.0%
Expected long-term rate of return on plan assets	1.4-4.2%	1.4-3.3%	1.4-5.3%

The pension expense is calculated based upon a number of actuarial assumptions established annually for each plan year, detailed in the table above, including discount rate, rate of increase in future compensation levels, and expected long-term rate of return on plan assets. To determine the discount rate, we apply the expected cash flows from each individual pension plan to specific yield curves at the plan’s measurement date and determine a level equivalent yield that may be unique to each plan. On that basis, the range of discount rates remained constant from March 31, 2018 to March 31, 2019.

The fair value of pension assets at March 31, 2018 and 2019 was determined using:

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$170	$170	$-	$-
Pooled Separate Accounts	28,071	-	28,071	-
Guaranteed Interest Account	7,766	-	7,766	-
International Defined Benefit Plan Assets:
Cash	480	480	-	-
Depository Account	8,664	8,664	-	-
Pooled Separate Accounts	182,518	-	182,518	-
Total	$227,669	$9,314	$218,355	$-

		Based on
		Quoted prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
U.S. Defined Benefit Plan Assets:
Cash	$180	$180	$-	$-
Pooled Separate Accounts	28,408	-	28,408	-
Guaranteed Interest Account	7,954	-	7,954	-
International Defined Benefit Plan Assets:
Cash	891	891	-	-
Depository Account	8,659	8,659		-
Pooled Separate Accounts	176,783	-	176,783	-
Total	$222,875	$9,730	$213,145	$-

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

Our pension plans’ weighted average asset allocations at March 31, 2018 and 2019, by asset category are as follows:

	As of March 31, 2018		As of March 31, 2019
Asset Category	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity securities	57%	33%	58%	31%
Debt securities	22%	62%	20%	64%
Other	21%	5%	22%	5%
Total	100%	100%	100%	100%

We make contributions to our defined benefit plans as required under various pension funding regulations. We expect to make contributions of approximately $1,420 to the international plans in fiscal 2020 based on current actuarial computations.

Estimated future benefit payments are as follows:

Fiscal Year ended March 31,	U.S. Plans	International Plans
2020	$2,295	$7,055
2021	2,333	7,197
2022	2,353	7,337
2023	2,371	7,478
2024	2,388	7,624
2025-2029	11,880	40,364

Savings Plans:

We sponsor retirement savings plans, which allow eligible employees to defer part of their annual compensation. Certain contributions by us are discretionary and are determined by our Board of Directors each year. Our contributions to the savings plans in the United States for the fiscal years ended March 31, 2017, 2018 and 2019 were approximately $4,367, $4,421, and $4,913, respectively.

We also sponsor a nonqualified deferred compensation program, which permits certain employees to annually elect to defer a portion of their compensation until retirement. A portion of the deferral is subject to a matching contribution by us. The employees select among various investment alternatives, which are the same as are available under the retirement savings plans, with the investments held in a separate trust. The value of the participants’ balances fluctuate based on the performance of the investments. The market value of the trust at March 31, 2018 and 2019 of $6,649 and $4,693, respectively, is included as an asset and a liability in our accompanying balance sheet because the trust’s assets are both assets of the Company and a liability as they are available to general creditors in certain circumstances.

13. Stock-Based Compensation:

Under the 2014 RSU Plan, we may grant restricted stock units of up to an aggregate of 3,000 units. Each unit converts to one share of the Company’s stock at the time of vesting. The fair value of RSU awards is determined at the closing market price of the Company’s common stock at the date of grant. For the years ended March 31, 2018 and 2019, there were 292 and 315 awards, respectively, granted from this plan. Restricted stock activity during the year ended 2019 is as follows:

	March 31, 2019
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested at March 31, 2018	358	$16.27
Granted	315	15.28
Vested	(172)	16.27
Cancelled and forfeited	(68)	16.27
Non-vested at March 31, 2019	433	$15.55

Performance-based awards vest one year after the grant date. Service-based awards vest as to one-third annually with the requisite service periods beginning on the grant date. Awards are amortized over their respective grade-vesting periods. The total unrecognized compensation costs related to unvested stock awards expected to be recognized over the vesting period, approximately three years, was $1,476 at March 31, 2019.

We have four fixed stock option plans. Under the 2004 Stock Option Plan, as amended, we may grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2004 Non-Employee Directors’ Stock Option Plan, as amended, we may grant options for the purchase of up to an aggregate of 1,000 shares of common stock. No awards were made under these two plans after August 1, 2013. Under the 2014 Stock Option Plan, we can grant options to employees for the purchase of up to an aggregate of 10,000 shares of common stock. Under the 2014 Non-Employee Directors’ Stock Option Plan, as amended, we can grant options to our directors for the purchase of up to an aggregate of 1,000 shares of common stock. Under all plans, the exercise price of each option shall not be less than the market price of our stock on the date of grant and an option’s maximum term is 10 years. Options granted under the 2004 Stock Option Plan and the 2014 Stock Option Plan vest as to 25% annually and options granted under the 2004 Non-Employee Directors’ Stock Option Plan and the 2014 Non-Employee Director’s Stock Option Plan vest as to one-third annually. Requisite service periods related to all plans begin on the grant date. As of March 31, 2019, there were 12,447 shares of common stock available for future issuance under all of the plans, consisting of options available to be granted and options currently outstanding.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Average Price (a)	Average Life (years) (b)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	1,894	$12.90	-	-
Options granted	-	-	-	-
Options exercised	(326)	13.11	-	$1,944
Options cancelled/forfeited	(122)	13.22	-	295
Outstanding at March 31, 2019	1,446	$12.82	3.29	$6,528

Exercisable at March 31, 2019	1,347	$12.70	3.08	$6,253

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The total aggregate intrinsic value of options exercised is $2,149, $1,724, and $1,944 for fiscal years ended March 31, 2017, 2018, and 2019, respectively.

Unvested share activity under our stock option plans for the year ended March 31, 2019 is summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at March 31, 2018	293	$2.57
Options granted	-	-
Options cancelled/forfeited	(6)	2.51
Options vested	(188)	2.60
Unvested balance at March 31, 2019	99	$2.51

The total unrecognized compensation costs related to unvested option awards expected to be recognized over the vesting period, approximately four years, was $59 and $2 as of March 31, 2018 and 2019, respectively. The total aggregate fair value of options vested is $994, $747, and $489 for fiscal years ended March 31, 2017, 2018, and 2019, respectively.

The weighted average estimated fair value of our stock options granted at grant date market prices was $2.52, $2.57, and $2.51 per option during fiscal years ended March 31, 2017, 2018, and 2019, respectively. The consolidated statement of operations includes $3,420, net of $964 of tax benefit, in stock-based compensation expense for fiscal 2019.

Our weighted average fair value is estimated at the date of grant using a Black-Scholes-Merton option-pricing model. We estimated volatility by considering our historical stock volatility. We calculated the dividend yield based on historical dividends paid. We have estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the fiscal year ended March 31, 2019 was 0%. No stock options were granted during fiscal 2019.

14. Commitments and Contingencies:

We are a lessee under long-term operating leases primarily for office space, warehouse, plant and equipment. Future minimum lease commitments under non-cancelable operating leases as of March 31, 2019, were as follows:

Fiscal Year ended March 31, 2019
2020	$6,642
2021	4,742
2022	3,218
2023	2,372
2024	445
Thereafter	1,856

Rental expense for operating leases was $5,919, $7,374, and $9,847 for the fiscal years ended March 31, 2017, 2018, and 2019, respectively.

Occasionally we enter into delivery contracts with selected suppliers for certain metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of March 31, 2019, we had no significant outstanding purchase commitments.

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. During the year ended March 31, 2019 we increased our estimated accrual for work to be done at the Site by $8,312 pursuant to discussions with the Massachusetts Department of Environmental Protection and our environmental engineers. We have a remaining accrual of $22,203 at March 31, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $18,618 and $26,371 at March 31, 2018 and March 31, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $3,329 and $5,749 in accrued expenses at March 31, 2018 and March 31, 2019, respectively, and $15,289 and $20,622 in other non-current liabilities at March 31, 2018 and March 31, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016.  That verdict was later vacated by the court on March 30, 2018.  Profit from operations for the year ended March 31, 2018 reflects a favorable accrual adjustment of $1,500 related to this patent infringement case. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22,100 on January 15, 2019 resulting in a favorable accrual adjustment of $13,900 for the year ended in March 31, 2019. During the year ended March 31, 2019 the company made a payment of $22,100 to an escrow account which is classified within “Other assets”. However, the matter is still subject to various post-trial proceedings and possible appeal which could result in a material impact to the accrual for this case in the future.

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

As of March 31, 2019, we had total reserves of $59,752 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ from our current estimates.

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

15. Derivative Financial Instruments:

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2018 and 2019, respectively, we had the following forward contracts that were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases.

March 31, 2018	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$212	Accrued expenses	$377

March 31, 2019	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$570	Accrued expenses	$318

For these derivatives designated as cash flow hedging instruments, during fiscal 2017, 2018, and 2019, net pre-tax gains (losses) of $1,095, $(5), and $(199), respectively, were recognized in other comprehensive income (loss). In addition, during fiscal 2017, 2018, and 2019, net pretax gains (losses) of $3,355, $1,807, and $(3,993), respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $1,710, $(2,264) and $1,782, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income and expense in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2018 and 2019, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2018	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$45	Accrued expenses	$137

March 31, 2019	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value

Foreign exchange contracts	Prepaid and other	$283	Accrued expenses	$270

For these derivatives not designated as cash flow hedging instruments during fiscal 2017, 2018, and 2019, gains/(losses) of $460, $(791), and $305, respectively, were recognized in other expense, which partially offset the $(2,059), $(2,289) and $2,588 in exchange gains/(losses), respectively, that were recognized in other income in the accompanying statement of operations.

At March 31, 2018 and 2019, we had outstanding foreign exchange contracts with notional amounts totaling $156,238 and $216,555, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

16. Transactions With Affiliate:

Our business includes certain transactions with our majority shareholder, Kyocera, that are governed by agreements between the parties that define the sales terms, including pricing for the products. The nature and amounts of transactions with Kyocera are included in the table below.

	Fiscal Year Ended March 31,
	2017	2018	2019
Sales:
Product and equipment sales to affiliates	$30,303	$26,069	$10,436
Purchases:
Purchases of resale inventories, raw materials, supplies, equipment, and services	303,793	256,660	9,399
Other:
Dividends paid	52,983	54,810	56,028

     Kyocera notified AVX pursuant to the Products Supply and Distribution Agreement in December 2016 of its intent, effective January 1, 2018, to market its manufactured electronic and interconnect products globally using Kyocera’s sales force rather than continuing to have AVX resell such products in the Americas, Europe and Asia. During fiscal 2017, 2018 and 2019 sales of Kyocera resale products by AVX were $318,928, $296,316 and $18,951, respectively, and related operating profit was $17,076, $18,177 and $3,300, respectively.

17. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized by product lines with four main product groups and two reportable segments: Electronic Components and Interconnect Sensing and Control Devices. The product groups of Ceramic, Advanced, and Tantalum have been aggregated into the Electronic Components reportable segment in accordance with the aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple electronic integrated components, varistors, thermistors, inductors, and resistive products manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by or for AVX. Historically, KED Resale reported as its own product group, but it has now been combined with Advanced Components. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety (“EH&S”), and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reported segments:

	Fiscal Year Ended March 31,
Sales revenue (in thousands)	2017	2018	2019
Ceramic Components	$188,568	$226,204	$421,849
Tantalum Components	314,723	366,194	382,905
Advanced Components	691,207	642,775	485,208
Total Electronic Components	1,194,498	1,235,173	1,289,962
Interconnect, Sensing and Control Devices	118,163	327,301	501,828
Total Revenue	$1,312,661	$1,562,474	$1,791,790

	Fiscal Year Ended March 31,
	2017	2018	2019
Operating profit (loss):
Electronic Components	$207,083	$222,801	$399,280
Interconnect, Sensing and Control Devices	16,437	17,802	2,680
Corporate activities	(59,963)	(60,769)	(82,292)
Total	$163,557	$179,834	$319,668

	Fiscal Year Ended March 31,
	2017	2018	2019
Depreciation and amortization:
Electronic Components	$27,559	$32,046	$44,854
Interconnect, Sensing and Control Devices	5,093	17,088	28,112
Corporate activities	10,035	10,654	17,065
Total	$42,687	$59,788	$90,031

	As of March 31,
	2018	2019
Assets:
Electronic Components	$632,014	$659,933
Interconnect, Sensing and Control Devices	241,959	265,682
Cash, A/R, and investments in securities	1,111,716	1,070,701
Goodwill - Electronic Components	278,247	271,374
Goodwill - Interconnect, Sensing and Control Devices	38,051	45,301
Corporate activities	370,779	500,287
Total	$2,672,766	$2,813,278

	Fiscal Year Ended March 31,
	2017	2018	2019
Capital expenditures:
Electronic Components	$50,983	$61,581	$84,329
Interconnect, Sensing and Control Devices	14,054	38,040	42,505
Corporate activities	1,251	916	2,821
Total	$66,288	$100,537	$129,655

During the fiscal years ended March 31, 2019 and March 31, 2018, no customers accounted for more than 10% of our sales. As of March 31, 2019 and 2018, no customer represented more than 10% of our accounts receivable balance.

The following geographic data is based upon net sales generated by operations located within that geographic area and the physical location of long-lived assets. Substantially all of the sales in the Americas region were generated in the United States.

	Fiscal Year Ended March 31,
	2017	2018	2019
Net sales:
Americas	$381,695	$399,963	$484,936
Europe	352,064	581,255	743,822
Asia	578,902	581,256	563,032
Total	$1,312,661	$1,562,474	$1,791,790

Property, plant and equipment, net:
Americas	$110,235	$134,656	$142,736
Europe	77,981	191,727	191,981
Asia	51,735	91,903	121,040
Total	$239,951	$418,286	$455,757

18. Summary of Quarterly Financial Information (Unaudited):

Quarterly financial information for the fiscal years ended March 31, 2018 and 2019 is as follows:

	First Quarter		Second Quarter
	2018	2019	2018	2019
Net sales	$331,354	$454,116	$352,693	$456,328
Gross profit	73,846	108,333	77,273	126,476
Net income	31,484	55,963	34,818	72,069
Basic earnings per share	0.19	0.33	0.21	0.43
Diluted earnings per share	0.19	0.33	0.21	0.43

`	Third Quarter		Fourth Quarter
	2018	2019	2018	2019
Net sales	$431,795	$442,395	$446,632	$438,951
Gross profit	82,103	126,154	85,640	121,920
Net income (loss)	(93,212)	74,297	31,820	69,484
Basic earnings (loss) per share	(0.55)	0.44	0.19	0.41
Diluted earnings (loss) per share	(0.55)	0.44	0.19	0.41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AVX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AVX Corporation and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

May 17, 2019

We have served as the Company’s auditor since 1972.