Form 10-Q
period 2019-06-30
AVX Corp
filed 2019-08-06
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number1-7201

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock, par value $0.01 per share	169,092,718

AVX Corporation and Subsidiaries

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$378,456	$307,471
Short-term investments in securities	434,754	482,821
Accounts receivable - trade, net	256,991	243,417
Accounts receivable - affiliates	500	500
Inventories, net	631,688	666,248
Income taxes receivable	4,788	4,692
Prepaid and other	76,550	73,407
Total current assets	1,783,727	1,778,556
Property and equipment, net	455,757	478,044
Goodwill	316,675	317,080
Intangible assets, net	118,944	115,400
Deferred income taxes	75,938	80,905
Other assets	62,237	78,590
Total Assets	$2,813,278	$2,848,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$95,498	$88,020
Accounts payable - affiliates	1,133	920
Income taxes payable	24,993	13,302
Accrued payroll and benefits	55,068	53,429
Accrued expenses	136,493	137,810
Total current liabilities	313,185	293,481
Income taxes payable	47,588	47,588
Pensions	9,543	10,059
Deferred income taxes	14,235	13,816
Other liabilities	44,547	56,472
Total Liabilities	429,098	421,416

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,826 and 169,081 shares at March 31, 2019 and June 30, 2019, respectively	1,764	1,764
Additional paid-in capital	362,498	359,831
Retained earnings	2,156,584	2,191,817
Accumulated other comprehensive loss	(39,494)	(32,371)
Treasury stock, at cost:
7,543 and 7,287 shares at March 31, 2019 and June 30, 2019, respectively	(97,172)	(93,882)
Total Stockholders' Equity	2,384,180	2,427,159
Total Liabilities and Stockholders' Equity	$2,813,278	$2,848,575

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30,
	2018	2019
Net sales	$454,116	$401,769
Cost of sales	345,783	301,124
Gross profit	108,333	100,645
Selling, general and administrative expenses	40,316	41,932
Profit from operations	68,017	58,713
Other income (loss):
Interest income	3,483	4,867
Other, net	(730)	(371)
Income before income taxes	70,770	63,209
Provision for income taxes	14,807	8,532
Net income	$55,963	$54,677

Income per share:
Basic	$0.33	$0.32
Diluted	$0.33	$0.32

Dividends declared (per share)	$0.115	$0.115
Weighted average common shares outstanding:
Basic	168,492	169,021
Diluted	168,964	169,478

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	June 30,
	2018	2019
Net income	$55,963	$54,677
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(41,741)	6,438
Foreign currency cash flow hedges adjustment	63	(187)
Pension liability adjustment	2,630	872
Other comprehensive income (loss), net of income taxes	(39,048)	7,123
Comprehensive income	$16,915	$61,800

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at March 31, 2018	168,434	$1,764	$(102,122)	$360,077	$1,962,467	$21,257	$2,243,443
Net income	-	-	-	-	55,963	-	55,963
Other comprehensive loss, net of income taxes	-	-	-	-	-	(39,048)	(39,048)
Dividends of $0.115 per share	-	-	-	-	(19,466)	-	(19,466)
Stock-based compensation expense	-	-	-	838	-	-	838
Stock option activity	95	-	1,940	(1,396)	-	-	544
Tax expense on stock option exercises	-	-	-	(24)	-	-	(24)
Payment of tax withholding for vested restricted stock units		-	-	(720)	-	-	(720)
Treasury stock purchased	-	-	(811)	-	-	-	(811)
Balance at June 30, 2018	168,529	$1,764	$(100,993)	$358,775	$1,998,964	$(17,791)	$2,240,719

Balance at March 31, 2019	168,826	$1,764	$(97,172)	$362,498	$2,156,584	$(39,494)	$2,384,180
Net income	-	-	-	-	54,677	-	54,677
Other comprehensive loss, net of income taxes	-	-	-	-	-	7,123	7,123
Dividends of $0.115 per share	-	-	-	-	(19,444)	-	(19,444)
Stock-based compensation expense	-	-	-	996	-	-	996
Stock option activity	255	-	3,290	(2,494)	-	-	796
Tax benefit of stock option exercises	-	-	-	135	-	-	135
Payment of tax withholding for vested restricted stock units	-	-	-	(1,304)	-	-	(1,304)
Balance at June 30, 2019	169,081	$1,764	$(93,882)	$359,831	$2,191,817	$(32,371)	$2,427,159

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Three Months Ended
	June 30,
	2018	2019
Operating Activities:
Net income	$55,963	$54,677
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,289	22,185
Stock-based compensation expense	838	996
Deferred income taxes	(1,250)	(3,190)
Loss on disposal of property and equipment	33	620
Loss from equity-method investments	44	195
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable	22,579	13,238
Inventories	(1,373)	(32,718)
Accounts payable and accrued expenses	(8,479)	(17,671)
Income taxes payable	14,107	(12,426)
Other assets	(10,488)	(7,582)
Other liabilities	5,364	13,781
Net cash provided by operating activities	97,627	32,105

Investing Activities:
Purchases of property and equipment	(38,020)	(34,350)
Purchase of business, net of cash and debt acquired	(12,909)	-
Purchases of investment securities	(380,803)	(472,171)
Redemptions of investment securities	270,947	424,269
Other investing activities	(958)	-
Net cash used in investing activities	(161,743)	(82,252)

Financing Activities:
Dividends paid	(19,381)	(19,444)
Purchase of treasury stock	(811)	-
Net change of equity awards	(199)	(373)
Principle payments of debt	(1,892)	-
Payments of tax withholdings for vested restricted stock units	(720)	(1,304)
Net cash used in financing activities	(23,003)	(21,121)

Effect of exchange rate on cash	(2,361)	283

Decrease in cash and cash equivalents	(89,480)	(70,985)

Cash, cash equivalents, and restricted cash at beginning of period	547,415	400,625
Cash, cash equivalents, and restricted cash at end of period	$457,935	$329,640
Reconciliation of cash, cash equivalents, and restricted cash to the Balance Sheet
Cash and cash equivalents	457,935	307,471
Restricted cash	-	22,169
Total cash, cash equivalents, and restricted cash to the Balance Sheet	$457,935	$329,640

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, statements of stockholders’ equity and cash flows for the periods presented. Operating results for the three month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Summary of Significant Accounting Policies

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. During the three month period ended June 30, 2019, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies other than those discussed below.

During the three month period ended June 30, 2019, goodwill increased by $405 due to foreign currency translation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Relevant New Accounting Standards

In 2016, the FASB issued ASU 2016-02, “Leases”. This guidance changes the requirements for inclusion of certain right-of-use assets and the associated liabilities to be included in a statement of financial position. The Company adopted this guidance effective April 1, 2019, using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, including its disclosure requirements, in the comparative period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance which permits the following: a) carrying forward the historical lease classification, b) not separating lease components from non-lease components within the Company’s facility lease contracts, c) not presenting comparative periods but rather recording a cumulative catch-up during fiscal 2020, and d) electing, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption of ASU 2016-02 for the fiscal year beginning April 1, 2019, the Company recorded initial operating lease right-of-use assets and operating lease liabilities related of $18,351 and $18,053, respectively. Right-of-use assets are included in “Other assets” on the Company’s Balance Sheet as of June 30, 2019. Lease liabilities are classified as current and non-current, and are included in “Accrued expenses” and “Other liabilities”, respectively, on the Company’s Balance Sheet as of June 30, 2019. Please refer to Note 2 for additional information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard replaces the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Additionally, in October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”, which permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This update is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. For entities that have not yet adopted ASU 2017-12, the concurrent adoption of ASU 2018-16 is required. The Company concurrently adopted ASU 2017-12 and ASU 2018-16 effective April 1, 2019. The adoption of these standards has not had a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company adopted ASU 2018-02 effective April 1, 2019 and elected to not reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The adoption of this standard has not had a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting For Implementation Costs Incurred In A Cloud Computing Arrangement That Is A Service Contract”. This guidance reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this standard effective April 1, 2019, utilizing the prospective approach to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 has not had a material impact on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. Leases:

As discussed in Note 1, we adopted the new leasing standard using the modified retrospective approach with an effective date of April 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The Company’s operating leases consist of automobiles, machinery and equipment, and real estate, including office, storage and parking spaces. The duration of these leases range from 1 to 6 years. The Company has no financing lease arrangements. For leases with terms greater than 12 months, the Company recorded the related right-of-use asset and lease liability at the present value of lease payments over the term. Leases with a term 12 months or less at inception are not recorded on our Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Consolidated Statement of Operations. Some of our leases contain variable rental escalation clauses which are recognized when incurred. Additionally, some of our leases contain renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in fiscal year 2020 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common area maintenance costs).

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease.

The following table presents our lease balances:

	Classification on the Balance Sheet	As of June 30, 2019
Assets
Operating lease assets	Other assets	$17,054

Liabilities
Current
Operating lease liabilities	Accrued expenses	$5,057
Noncurrent
Operating lease liabilities	Other liabilities	11,727
Total lease liabilities		$16,784

The following table presents our lease costs for operating leases:

Three months ended
June 30, 2019
Operating lease cost	$1,148
Short-term lease cost	533
Variable lease cost	444
Total lease cost	$2,125

The Company paid $2,251 for its operating leases in the fiscal quarter ended June 30, 2019, which are included in operating cash flows on the consolidated statement of cash flows. The weighted-average remaining lease term for the Company’s operating leases is 3.8 years and the weighted-average discount rate is 3.25% as of June 30, 2019.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of June 30, 2019:

Fiscal Year Ending
2020	$4,529
2021	4,955
2022	3,495
2023	2,040
2024	1,392
Thereafter	1,502
Total operating lease payments	$17,913
Less imputed interest	1,129
Total operating lease liabilities	$16,784

As of April 1, 2019, the Company had the following future minimum lease payments under non-cancelable leases prior to the adoption of the new lease standard:

Fiscal Year Ending
2020	$6,642
2021	4,742
2022	3,218
2023	2,372
2024	445
Thereafter	1,856
Total operating lease payments	$19,275

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents for the three month periods ending June 30, 2018 and 2019.

	Three Months Ended
	June 30,
	2018	2019
Net income	$55,963	$54,677
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,492	169,021
Basic earnings per share	$0.33	$0.32
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,492	169,021
Effect of stock awards	472	457
Weighted Average Shares used in Computing Diluted EPS (1)	168,964	169,478
Diluted earnings per share	$0.33	$0.32

(1)	Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 55 shares and 56 shares for the three month periods ended June 30, 2018 and 2019, respectively.

4. Trade Accounts Receivable and Contract Liabilities:

	March 31, 2019	June 30, 2019
Gross Accounts Receivable - trade	$273,053	$259,417
Less:
Allowances for doubtful accounts	1,276	1,167
Stock rotation and ship from stock and debt	14,140	14,350
Sales returns and discounts	646	483
Total allowances	16,062	16,000
Accounts Receivable - trade, net	256,991	243,417

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 10, "Segment and Geographic Information," for disaggregated revenue information.

	Three Months Ended
	June 30,
	2018	2019
Allowances for doubtful accounts:
Beginning balance	$1,893	$1,276
Charges	91	26
Applications	(690)	(137)
Translation, acquisition and other	-	2
Ending balance	$1,294	$1,167

	Three Months Ended
	June 30,
	2018	2019
Stock rotation and ship stock and debit:
Beginning balance	$15,989	$14,140
Charges	6,392	5,298
Applications	(6,186)	(5,088)
Stock rotation reclassified to liability	(6,326)	-
Ending balance	$9,869	$14,350

	Three Months Ended
	June 30,
	2018	2019
Sales returns and discounts:
Beginning balance	$6,875	$646
Charges	86	1,588
Applications	(215)	(1,719)
Sales returns reclassified to liability	(6,157)	-
Translation, acquisition and other	-	(32)
Ending balance	$589	$483

	Three Months Ended
	June 30,
	2018	2019

Contract liabilities:
Beginning balance	$-	$15,753
Increase due to adoption of ASC 606	12,483	-
Charges	6,221	2,870
Applications	(4,819)	(2,035)
Translation, acquisition and other	(16)	9
Ending balance	$13,869	$16,597

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

During the three month periods ended March 31, 2019 and June 30, 2019, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	853	-	853	-
Total	$5,546	$3,265	$2,281	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	588	-	588	-
Total	$5,281	$3,265	$2,016	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,963	$3,468	$1,495	$-
Foreign currency derivatives(2)	601	-	601	-
Total	$5,564	$3,468	$2,096	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,963	$3,468	$1,495	$-
Foreign currency derivatives(2)	619	-	619	-
Total	$5,582	$3,468	$2,114	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2019 and June 30, 2019, all of our forward contracts are valued using Level 2 measurements.

6. Financial Instruments and Investments in Securities:

At March 31, 2019 and June 30, 2019, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	434,754	184	-	434,938

June 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	482,821	347	-	483,168

The amortized cost and estimated fair value of held-to-maturity investments at June 30, 2019, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	482,821	483,168

7. Inventories:

	March 31, 2019	June 30, 2019
Finished goods	$102,373	$108,743
Work in process	142,475	142,349
Raw materials	386,840	415,156
Total Inventories, net	$631,688	$666,248

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. During the year ended March 31, 2019 we increased our estimated accrual for work to be done at the Site by $8,312 pursuant to discussions with the Massachusetts Department of Environmental Protection and our environmental engineers. We have a remaining accrual of $22,043 at June 30, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $26,371 and $26,419 at March 31, 2019 and June 30, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $5,749 and $5,597 in accrued expenses at March 31, 2019 and June 30, 2019, respectively, and $20,622 and $20,822 in other non-current liabilities at March 31, 2019 and June 30, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ significantly from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016. That verdict was later vacated by the court on March 30, 2018. In fiscal 2018, we recorded a favorable accrual adjustment of $1,500 related to this patent infringement case. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22,100 on January 15, 2019 resulting in a favorable accrual adjustment of $13,900 for the year ended in March 31, 2019. During the year ended March 31, 2019 the company made a payment of $22,100 to an escrow account which is classified within “Other assets”. However, the matter is still subject to various post-trial proceedings and possible appeal which could result in a material impact to the accrual for this case in the future.

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

As of June 30, 2019, we had total reserves of $59,752 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ significantly from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	June 30,
	2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(41,741)	$(41,741)	$6,438	$6,438
Foreign currency cash flow hedges adjustment	77	63	(213)	(187)
Pension liability adjustment	3,307	2,630	1,058	872
Other comprehensive income (loss)	$(38,357)	$(39,048)	$7,283	$7,123

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three month periods ended June 30, 2018 and 2019. Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three month periods ended June 30, 2018 and 2019.

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

The tables below present information about reportable segments:

	Three Months Ended
	June 30,
Sales Revenue:	2018	2019
Ceramic Components	$78,836	$106,623
Tantalum Components	101,032	62,724
Advanced Components	139,344	108,133
Total Electronic Components	319,212	277,480
Interconnect, Sensing and Control Devices	134,904	124,289
Total Revenue	$454,116	$401,769

	Three Months Ended
	June 30,
	2018	2019
Operating profit (loss):
Electronic Components	$86,410	$78,525
Interconnect, Sensing and Control Devices	(2,750)	676
Corporate activities	(15,643)	(20,488)
Total	$68,017	$58,713

	As of	As of
	March 31, 2019	June 30, 2019
Assets:
Electronic Components	$659,933	$745,702
Interconnect, Sensing and Control Devices	265,682	282,173
Cash, A/R, and investments in securities	1,070,701	1,034,209
Goodwill - Electronic Components	271,374	271,374
Goodwill - Interconnect, Sensing and Control Devices	45,301	45,706
Corporate activities	500,287	469,411
Total	$2,813,278	$2,848,575

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended
	June 30,
	2018	2019
Net sales:
Americas	$114,567	$115,224
Europe	198,404	169,198
Asia	141,145	117,347
Total	$454,116	$401,769

11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three month periods ended June 30, 2018 and 2019:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Service cost	$-	$-	$215	$206
Interest cost	327	303	1,045	880
Expected return on plan assets	(393)	(415)	(1,471)	(1,316)
Recognized actuarial loss	221	279	257	194
Net periodic pension cost	$155	$167	$46	$(36)

Based on current actuarial computations, during the three months ended June 30, 2019, we made contributions of $646 to the international plans. We expect to make additional contributions of approximately $451 to the international plans over the remainder of fiscal 2020. We made no contributions to the U.S. plans during the three months ended June 30, 2019. We expect to make no additional contributions to the U.S. plans the remainder of fiscal 2020.

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

We primarily use forward contracts, with maturities less than 4 months, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales denominated in various currencies. These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2019 and June 30, 2019, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$570	Accrued expenses	$318

June 30, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$440	Accrued expenses	$401

For these derivatives designated as cash flow hedging instruments, during the three month period ended June 30, 2019, net pre-tax gains of $512 were recognized in other comprehensive income (loss). In addition, during the three month period ended June 30, 2019, net pre-tax losses of $392 were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $694 were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income (loss) in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2019 and June 30, 2019, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$283	Accrued expenses	$270

June 30, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$161	Accrued expenses	$218

For these derivatives not designated as cash flow hedging instruments during the three month period ended June 30, 2019, losses of $57 on hedging contracts were recognized in other income (loss), along with the approximately $227 in exchange losses that were recognized in other income (loss) in the accompanying statement of operations.

At March 31, 2019 and June 30, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $216,555 and $242,587, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

13. Subsequent Events:

On July 24, 2019, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended June 30, 2019. The dividend will be paid to stockholders of record on August 1, 2019 and will be disbursed on August 15, 2019.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects, trends and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2020, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by the forward-looking statements for a variety of reasons, including without limitation, changes in the global economy or the economy of any locality in which we conduct business; changes in general industry and market conditions or regional growth or declines; loss of business from increased competition; higher raw material costs or raw material shortages; changes in consumer and customer preferences for end products; customer or supplier losses; changes in regulatory conditions; changes import/export regulations and tariffs; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; possible adverse results of pending or future litigation or infringement claims; our ability to successfully integrate and realize expected synergies from acquired businesses; our ability to protect our intellectual property rights; negative impacts of environmental investigations or other governmental investigations and any associated litigation; tax assessments by governmental authorities and changes in our effective tax rate; dependence on and relationships with customers and suppliers; and other risks and uncertainties discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2019. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

Any forward-looking statements by the Company are intended to speak only as of the date thereof. We do not intend to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute “forward-looking statements” within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, to the extent it may be applicable by way of incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, as amended, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There were no significant changes to critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three month period ended June 30, 2019.

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

We have manufacturing, sales, and distribution facilities located throughout the world, which are divided into three geographic regions: the Americas, Asia, and Europe. AVX is organized into four product groups with two reportable segments: Electronic Components; and Interconnect, Sensing and Control Devices. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, polymer tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas and antenna systems manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by, or for, AVX.

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

Results of Operations - Three Months Ended June 30, 2018 and 2019

Our net income for the three months ended June 30, 2019 was $54.7 million, or $0.32 per share, compared to net income of $56.0 million, or $0.33 per share, for the three months ended June 30, 2018.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2018	2019
Net sales	$454,116	$401,769
Gross profit	108,333	100,645
Operating income	68,017	58,713
Net income	55,963	54,677
Diluted earnings per share	$0.33	$0.32

Net sales in the three month period ended June 30, 2019 decreased $52.3 million or 11.5%, to $401.8 million compared to $454.1 million in the three month period ended June 30, 2018. The decrease in revenue was attributable to lower volumes resulting from weaker global market conditions reflecting a slowdown in the Asian markets resulting from a weaker Chinese economy due to tariffs and other economic issues in addition to reduced automotive manufacturing across all regions. Customers remained cautious with higher than normal inventory levels in the sales channel, particularly at our distribution customers, contributing to lower overall demand, primarily in the automotive, cellular, and consumer markets.  The market demand remains strong in the aerospace, defense, and medical markets. Overall demand for our products is being driven by the power of electronics to enhance the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IoT, or Internet of Things. Sales were unfavorably impacted by approximately $8.7 million as a result of currency movement due to the strengthening of the U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the three months ended June 30, 2018 and 2019.

	Three Months Ended
(in thousands)	June 30,
Sales Revenue	2018	2019
Ceramic Components	$78,836	$106,623
Tantalum Components	101,032	62,724
Advanced Components	139,344	108,133
Total Electronic Components	319,212	277,480
Interconnect, Sensing and Control Devices	134,904	124,289
Total Revenue	$454,116	$401,769

Electronic Components sales decreased $41.7 million, or 13.1% to $277.5 million in the three month period ended June 30, 2019 compared to sales of $319.2 million during the same period last year driven by unfavorable global macro-economic conditions partially offset by increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT products. The increase in Ceramic Components is primarily due to higher demand and a more favorable pricing environment during the quarter ended June 30, 2019 compared to the same quarter last year. Tantalum Components have declined during the quarter ended June 30, 2019 compared to the same period last year as a result of lower demand, primarily in Asia, resulting from the decline in the Chinese economy in addition to higher inventory levels in the sales channel in all regions, particularly with our distribution customers. The decline in Advanced Components during the quarter ended June 30, 2019 compared to the same quarter last year has been impacted by approximately $17 million of sales for Kyocera product which is no longer sold by AVX in addition to a slower mobile phone market.

Interconnect, Sensing and Control Devices product sales decreased $10.6 million to $124.3 million in the three month period ended June 30, 2019 compared to $134.9 million during the same period last year. This decrease is primarily attributable to a decrease of automotive manufacturing globally.

Overall sales percentages decreased in the Asian and European regions as a result of the weaker Chinese economy and weaker automotive markets while sales increased in our American region compared to the same three-month period last year. Sales in the Asian, American, and European markets represented 29%, 29% and 42% of total sales, respectively, for the three month period ended June 30, 2019. This compares to 31%, 25% and 44% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 38% of total sales for the three month period ended June 30, 2019, compared to 40% for the three month period ended June 30, 2018. Overall, distributor sales activity decreased when compared to the same period last year as inventory remains higher than normal within the distribution channel resulting from the slower global economy and shortened lead times for certain products making distributors reluctant to take on additional inventory. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $5.3 million, or 3.5% of gross sales to distributor customers for the three month period ended June 30, 2019, and $6.4 million, or 3.5% of gross sales to distributor customers, for the three month period ended June 30, 2018. Applications under such programs for the three month periods ended June 30, 2019 and 2018 were approximately $5.1 million and $6.2 million, respectively.

Gross profit in the three month period ended June 30, 2019 was $100.6 million, compared to a gross profit of $108.3 million in the three month period ended June 30, 2018. This overall decrease in dollars is primarily attributable to lower sales partially offset by strong margins. Gross profit as a percentage of sales for the three month period ended June 30, 2019 was 25.1% compared to 23.9% for the three month period ended June 30, 2018. This increase in gross profit as a percentage of sales is reflective of our continued focus on the sale of value-added components with better margin opportunities, increased operational efficiencies, and an improved pricing environment in the global marketplace when compared to the same quarter last year. Costs due to currency movement were favorably impacted by $8.0 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended June 30, 2019 were $41.9 million, or 10.4% of net sales, compared to $40.3 million, or 8.9% of net sales, in the three month period ended June 30, 2018. When compared to the same quarter last year, the overall increase in these expenses is primarily due to higher legal fees partially offset by lower selling expenses as a result of the lower sales.

Income from operations was $58.7 million in the three month period ended June 30, 2019 compared to $68.0 million in the three month period ended June 30, 2018. This decrease was a result of the factors described above.

Other income, net, was $4.5 million for the three month period ended June 30, 2019 compared to $2.8 million for the same three month period last year reflecting higher interest income.

The provision for income tax for the three month period ended June 30, 2019 was $8.5 million compared to $14.8 million for the three month period ended June 30, 2018. Our effective tax rate for the quarter ended June 30, 2019 was approximately 13%. The decrease in the effective tax rate is due to a discrete tax benefits occurring during the quarter. This benefit is principally due to an increase in foreign tax credits on foreign withholding obligations. Excluding these adjustments, the effective tax rate would be approximately 21% for the quarter ended June 30, 2019.

As a result of the factors discussed above, net income for the three month period ended June 30, 2019 was $54.7 million compared to net income of $56.0 million for the same three month period last year.

Outlook

Near-Term:

With ever changing and unpredictable global geopolitical and economic conditions, it is difficult to quantify expectations for the remainder of fiscal 2020. Near-term results for us will depend on the impact of the overall global geopolitical and economic conditions and their impact on telecommunications, information technology hardware, automotive, consumer electronics, and other electronic markets. Looking ahead, visibility is low and forecasting is a challenge in this uncertain and volatile market. We expect to see normal sales price pressure in the markets we serve due to the weaker economic picture, partially offset by increasing demand for certain electronic components with lower product availability. In response to anticipated market conditions, we expect to continue to focus on cost management and manufacturing facilities rationalization to maximize earnings potential. We also continue to focus on process improvements and enhanced production capabilities in conjunction with our focus on the sales of value-added electronic components to support today’s advanced electronic use products. If current global geopolitical and economic conditions worsen, the overall impact on our customers as well as end-user demand for electronic products could have a significant adverse impact on our near-term results.

Long-Term:

Although there is uncertainty and unpredictability in the near-term market as a result of the current global geopolitical and economic conditions, we continue to be optimistic about opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic end use products, which require electronic components and interconnect, sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, (c) opportunities for growth in our Electronic Component and Interconnect, Sensing and Control Devices product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of June 30, 2019, we had a current ratio of 6 to 1, $790.3 million of cash, cash equivalents, and investments in securities, $2.4 billion of stockholders’ equity, and no borrowings.

Net cash provided by operating activities was $32.1 million in the three month period ended June 30, 2019 compared to $97.6 million of cash provided by operating activities in the three month period ended June 30, 2018.

Purchases of property and equipment were $34.4 million in the three month period ended June 30, 2019 and $38.0 million in the three month period ended June 30, 2018. Expenditures in the current quarter were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in El Salvador and Malaysia. We expect to continue making strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur capital expenditures of approximately $100 million in fiscal 2020. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

Historically, our operating funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of June 30, 2019, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of June 30, 2019, we did not have any significant delivery contracts outstanding.

Commitments and Contingencies

Information related to commitments and contingencies can be found in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as well as in Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

New Accounting Standards

Information related to new Statements of Financial Accounting Standards and Financial Accounting Standards Board Staff Positions that we have recently adopted or are currently reviewing can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as well as in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our sales are denominated in various foreign currencies in addition to the U.S. Dollar. Certain manufacturing and operating costs denominated in local currencies are incurred in Europe, Asia, Mexico, and Central and South America. As a result, fluctuations in currency exchange rates affect our operating results and cash flow. In order to minimize the effect of movements in currency exchange rates, we periodically enter into forward exchange contracts to hedge external and intercompany foreign currency transactions. We do not hold or issue derivative financial instruments for speculative purposes. Accordingly, we have hedging commitments to cover a portion of our exchange risk on purchases, operating expenses, and sales. There have been no material net changes in our exposure to foreign currency exchange rates as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. See Note 12 of our Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion of derivative financial instruments.

There have been no material net changes in our exposure to foreign currency exchange rates as reflected in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 8, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements in Part I, Item 1 to this Form 10-Q for a discussion of our involvement in certain environmental and other pending legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for information regarding factors that could affect our results of operations, financial condition, and liquidity. There have been no material changes to the risk factors affecting the company as reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

Exhibit 31.2

Certification of Michael Hufnagel, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Michael Hufnagel.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2019 and June 30, 2019, (ii) the Consolidated Statements of Operation for the three month periods ended June 30, 2019 and 2018, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the three month periods ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three month periods ended June 30, 2019 and 2018 and (vi) the notes to the Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer.

Date: August 6, 2019

AVX Corporation

By:	/s/ Michael Hufnagel
Michael Hufnagel
Senior Vice President, Chief Financial Officer, and Treasurer