Form 10-Q
period 2019-09-30
AVX Corp
filed 2019-11-06
CIK 859163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, par value $0.01 per share	169,101,797

AVX Corporation and Subsidiaries

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$378,456	$396,826
Short-term investments in securities	434,754	347,648
Accounts receivable - trade, net	256,991	235,537
Accounts receivable - affiliates	500	400
Inventories, net	631,688	680,099
Income taxes receivable	4,788	12,136
Prepaid and other	76,550	72,030
Total current assets	1,783,727	1,744,676
Property and equipment, net	455,757	488,689
Goodwill	316,675	327,571
Intangible assets, net	118,944	111,857
Deferred income taxes	75,938	88,715
Other assets	62,237	86,152
Total Assets	$2,813,278	$2,847,660
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$95,498	$82,886
Accounts payable - affiliates	1,133	942
Income taxes payable	24,993	17,293
Accrued payroll and benefits	55,068	52,893
Accrued expenses	136,493	147,858
Total current liabilities	313,185	301,872
Income taxes payable	47,588	41,963
Pensions	9,543	9,879
Deferred income taxes	14,235	13,514
Other liabilities	44,547	58,079
Total Liabilities	429,098	425,307

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,826 and 169,095 shares at March 31, 2019 and September 30, 2019, respectively	1,764	1,764
Additional paid-in capital	362,498	360,303
Retained earnings	2,156,584	2,205,828
Accumulated other comprehensive loss	(39,494)	(51,832)
Treasury stock, at cost:
7,543 and 7,274 shares at March 31, 2019 and September 30, 2019, respectively	(97,172)	(93,710)
Total Stockholders' Equity	2,384,180	2,422,353
Total Liabilities and Stockholders' Equity	$2,813,278	$2,847,660

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019

Net sales	$456,328	$377,286	$910,444	$779,055
Cost of sales	329,852	297,747	675,635	598,871
Gross profit	126,476	79,539	234,809	180,184
Selling, general and administrative expenses	40,839	42,093	81,154	84,025
Profit from operations	85,637	37,446	153,655	96,159
Other income (loss):
Interest income	4,055	4,187	7,538	9,054
Other, net	(760)	(561)	(1,491)	(932)
Income before income taxes	88,932	41,072	159,702	104,281
Provision for income taxes	16,863	7,616	31,670	16,148
Net income	$72,069	$33,456	$128,032	$88,133

Income per share:
Basic	$0.43	$0.20	$0.76	$0.52
Diluted	$0.43	$0.20	$0.76	$0.52

Dividends declared (per share)	$0.115	$0.115	$0.230	$0.230
Weighted average common shares outstanding:
Basic	168,749	169,090	168,621	169,056
Diluted	169,472	169,376	169,217	169,409

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income	$72,069	$33,456	$128,032	$88,133
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	1,310	(19,477)	(40,431)	(13,039)
Foreign currency cash flow hedges adjustment	126	115	189	(72)
Pension liability adjustment	216	(99)	2,846	773
Other comprehensive income (loss), net of income taxes	1,652	(19,461)	(37,396)	(12,338)
Comprehensive income	$73,721	$13,995	$90,636	$75,795

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at June 30, 2018	168,529	$1,764	$(100,993)	$358,775	$1,998,964	$(17,791)	$2,240,719
Net income	-	-	-	-	72,069	-	72,069
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	1,652	1,652
Dividends of $0.115 per share	-	-	-	-	(19,405)	-	(19,405)
Stock-based compensation expense	-	-	-	1,010	-	-	1,010
Stock option activity	266	-	3,417	(78)	-	-	3,339
Tax benefit on stock option exercises	-	-	-	437	-	-	437
Payment of tax withholding for vested restricted stock units	-	-	-	(68)	-	-	(68)
Balance at September 30, 2018	168,795	$1,764	$(97,576)	$360,076	$2,051,628	$(16,139)	$2,299,753

Balance at March 31, 2018	168,434	$1,764	$(102,122)	$360,077	$1,962,467	$21,257	$2,243,443
Net income	-	-	-	-	128,032	-	128,032
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(37,396)	(37,396)
Dividends of $0.230 per share	-	-	-	-	(38,871)	-	(38,871)
Stock-based compensation expense	-	-	-	1,848	-	-	1,848
Stock option activity	361	-	5,357	(1,472)	-	-	3,885
Tax benefit on stock option exercises	-	-	-	413	-	-	413
Payment of tax withholding for vested restricted stock units	-	-	-	(790)	-	-	(790)
Treasury stock purchased	-	-	(811)	-	-	-	(811)
Balance at September 30, 2018	168,795	$1,764	$(97,576)	$360,076	$2,051,628	$(16,139)	$2,299,753

Balance at June 30, 2019	169,081	$1,764	$(93,882)	$359,831	$2,191,817	$(32,371)	$2,427,159
Net income	-	-	-	-	33,456	-	33,456
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(19,461)	(19,461)
Dividends of $0.115 per share	-	-	-	-	(19,445)	-	(19,445)
Stock-based compensation expense	-	-	-	654	-	-	654
Stock option activity	14	-	172	(164)	-	-	8
Tax benefit on stock option exercises	-	-	-	59	-	-	59
Payment of tax withholding for vested restricted stock units	-	-	-	(77)	-	-	(77)
Balance at September 30, 2019	169,095	$1,764	$(93,710)	$360,303	$2,205,828	$(51,832)	$2,422,353

Balance at March 31, 2019	168,826	$1,764	$(97,172)	$362,498	$2,156,584	$(39,494)	$2,384,180
Net income	-	-	-	-	88,133	-	88,133
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(12,338)	(12,338)
Dividends of $0.230 per share	-	-	-	-	(38,889)	-	(38,889)
Stock-based compensation expense	-	-	-	1,650	-	-	1,650
Stock option activity	269	-	3,462	(2,658)	-	-	804
Tax benefit on stock option exercises	-	-	-	194	-	-	194
Payment of tax withholding for vested restricted stock units	-	-	-	(1,381)	-	-	(1,381)
Balance at September 30, 2019	169,095	$1,764	$(93,710)	$360,303	$2,205,828	$(51,832)	$2,422,353

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Six Months Ended
	September 30,
	2018	2019
Operating Activities:
Net income	$128,032	$88,133
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,937	45,296
Stock-based compensation expense	1,848	1,650
Deferred income taxes	(1,455)	(12,009)
Loss (gain) on disposal of property and equipment	258	(655)
Loss from equity-method investments	36	539
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable	17,196	21,403
Inventories	(42,626)	(50,136)
Accounts payable and accrued expenses	8,796	(15,285)
Income taxes payable	(8,004)	(35,300)
Other assets	(19,094)	(23,018)
Other liabilities	11,537	37,996
Net cash provided by operating activities	138,461	58,614

Investing Activities:
Purchases of property and equipment	(65,016)	(71,581)
Purchase of business, net of cash and debt acquired	(12,317)	(9,907)
Purchases of investment securities	(699,887)	(801,854)
Redemptions of investment securities	621,640	888,554
Other investing activities	(951)	1,792
Net cash (used in) provided by investing activities	(156,531)	7,004

Financing Activities:
Dividends paid	(38,785)	(38,889)
Net change of equity awards	3,509	(385)
Purchase of treasury stock	(811)	-
Principle payments of debt	(1,893)	-
Payments of tax withholdings for vested restricted stock units	(790)	(1,381)
Net cash used in financing activities	(38,770)	(40,655)

Effect of exchange rate on cash	(2,679)	(1,016)

(Decrease) increase in cash and cash equivalents	(59,519)	23,947

Cash, cash equivalents, and restricted cash at beginning of period	547,415	400,625
Cash, cash equivalents, and restricted cash at end of period	$487,896	$424,572
Reconciliation of cash, cash equivalents, and restricted cash to the Balance Sheet
Cash and cash equivalents	487,896	396,826
Restricted cash	-	27,746
Total cash, cash equivalents, and restricted cash to the Balance Sheet	$487,896	$424,572

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, statements of stockholders’ equity and cash flows for the periods presented. Operating results for the three and six month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Summary of Significant Accounting Policies

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. During the three and six month periods ended September 30, 2019, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies.

During the six month period ended September 30, 2019, goodwill increased by $10,896 due to the purchase of Chengdu OK New Energy ("COKNE") and was partially offset by foreign currency translation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income.

Relevant New Accounting Standards

In 2016, the FASB issued ASU 2016-02, “Leases”. This guidance changes the requirements for inclusion of certain right-of-use assets and the associated liabilities to be included in a statement of financial position. The Company adopted this guidance effective April 1, 2019, using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, including its disclosure requirements, in the comparative period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance which permits the following: a) carrying forward the historical lease classification, b) not separating lease components from non-lease components within the Company’s facility lease contracts, c) not presenting comparative periods but rather recording a cumulative catch-up during fiscal 2020, and d) electing, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption of ASU 2016-02 for the fiscal year beginning April 1, 2019, the Company recorded initial operating lease right-of-use assets of $18,351 and related operating lease liabilities of $18,053. Right-of-use assets are included in “Other assets” on the Company’s Balance Sheet as of September 30, 2019. Lease liabilities are classified as current and non-current, and are included in “Accrued expenses” and “Other liabilities”, respectively, on the Company’s Balance Sheet as of September 30, 2019. Please refer to Note 2 for additional information.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging.” The standard aims to align the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results for cash flow and fair value hedge accounting with risk management activities. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Additionally, in October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”, which permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This update is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. For entities that had not yet adopted ASU 2017-12, the concurrent adoption of ASU 2018-16 is required. The Company concurrently adopted ASU 2017-12 and ASU 2018-16 effective April 1, 2019. The adoption of these standards has not had a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2018-02 effective April 1, 2019 and elected to not reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The adoption of this standard has not had a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes, adds and modifies certain disclosure requirements in the existing framework. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General.” This standard removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The standard is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. Management is currently assessing the impact ASU 2018-14 will have on our disclosures.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this standard effective April 1, 2019, utilizing the prospective approach to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 has not had a material impact on our consolidated financial statements.

We have reviewed other newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. Leases:

As discussed in Note 1, the Company adopted the new leasing standard using the modified retrospective approach with an effective date of April 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

The following table presents our lease balances:

	Classification on the Balance Sheet	As of September 30, 2019
Assets
Operating lease assets	Other assets	$19,058

Liabilities
Current
Operating	Accrued expenses	$5,989
Noncurrent
Operating	Other liabilities	12,903
Total lease liabilities		$18,892

The following table presents our lease costs for operating leases:

	Three months ended	Six months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,450	$2,585
Short-term lease cost	173	708
Variable lease cost	445	889
Total lease cost	$2,068	$4,182

The Company paid $1,839 and $4,090 for its operating leases in the three and six months ended September 30, 2019, respectively which are included in operating cash flows on the consolidated statement of cash flows. The weighted-average remaining lease term for the Company’s operating leases is 3.5 years and the weighted-average discount rate is 3.25% as of September 30, 2019.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of September 30, 2019:

Fiscal Year Ending
2020	$3,240
2021	6,437
2022	5,031
2023	2,474
2024	1,409
Thereafter	1,497
Total operating lease payments	$20,088
Less imputed interest	1,196
Total operating lease liabilities	$18,892

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents for the three and six month periods ending September 30, 2018 and 2019.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income	$72,069	$33,456	$128,032	$88,133
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,749	169,090	168,621	169,056
Basic earnings per share	$0.43	$0.20	$0.76	$0.52
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,749	169,090	168,621	169,056
Effect of stock awards	723	286	596	353
Weighted Average Shares used in Computing Diluted EPS (1)	169,472	169,376	169,217	169,409
Diluted earnings per share	$0.43	$0.20	$0.76	$0.52

(1)

Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 14 shares and 6 shares for the three month periods ended September 30, 2018 and 2019, respectively and 14 shares and 16 shares for the six months ended September 30, 2018 and 2019, respectively.

4. Trade Accounts Receivable and Contract Liabilities:

	March 31, 2019	September 30, 2019
Gross Accounts Receivable - trade	$273,053	$252,910
Less:
Allowances for doubtful accounts	1,276	1,670
Stock rotation and ship from stock and debt	14,140	14,756
Sales returns and discounts	646	947
Total allowances	16,062	17,373
Accounts Receivable - trade, net	$256,991	$235,537

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 10, "Segment and Geographic Information," for disaggregated revenue information.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Allowances for doubtful accounts:
Beginning balance	$1,294	$1,167	$1,893	$1,276
Charges	49	546	81	572
Applications	(16)	(33)	(647)	(170)
Translation, acquisition and other	-	(10)	-	(8)
Ending balance	$1,327	$1,670	$1,327	$1,670

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Stock rotation and ship stock and debit:
Beginning balance	$9,869	$14,350	$15,989	$14,140
Charges	7,072	5,290	13,464	10,588
Applications	(6,740)	(4,884)	(12,926)	(9,972)
Stock rotation reclassified to liability	-	-	(6,326)	-
Ending balance	$10,201	$14,756	$10,201	$14,756

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Sales returns and discounts:
Beginning balance	$589	$483	$6,875	$646
Charges	1,974	1,906	2,060	3,494
Applications	(2,219)	(1,474)	(2,434)	(3,193)
Sales returns reclassified to liability	-	-	(6,157)	-
Translation, acquisition and other	(6)	32	(6)	-
Ending balance	$338	$947	$338	$947

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019

Contract liabilities:
Beginning balance	$13,869	$16,597	$-	$15,753
Increase due to adoption of ASC 606	-	-	12,483	-
Charges	4,452	4,505	10,673	7,375
Applications	(3,500)	(6,357)	(8,319)	(8,392)
Translation, acquisition and other	1	(54)	(15)	(45)
Ending balance	$14,822	$14,691	$14,822	$14,691

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

During the three and six month periods ended September 30, 2019, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	853	-	853	-
Total	$5,546	$3,265	$2,281	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	588	-	588	-
Total	$5,281	$3,265	$2,016	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$5,702	$4,058	$1,644	$-
Foreign currency derivatives(2)	1,106	-	1,106	-
Total	$6,808	$4,058	$2,750	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$5,702	$4,058	$1,644	$-
Foreign currency derivatives(2)	1,660	-	1,660	-
Total	$7,362	$4,058	$3,304	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2019 and September 30, 2019, all of our forward contracts are valued using Level 2 measurements.

6. Financial Instruments and Investments in Securities:

At March 31, 2019 and September 30, 2019, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$434,754	$184	$-	$434,938

September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$347,648	$362	$-	$348,010

The amortized cost and estimated fair value of held-to-maturity investments at September 30, 2019, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$347,648	$348,010

7. Inventories:

	March 31, 2019	September 30, 2019
Finished goods	$102,373	$101,880
Work in process	142,475	149,513
Raw materials	386,840	428,706
Total Inventories, net	$631,688	$680,099

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. During the year ended March 31, 2019 we increased our estimated accrual for work to be done at the Site by $8,312 pursuant to discussions with the Massachusetts Department of Environmental Protection and our environmental engineers. We have a remaining accrual of $21,279 at September 30, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $26,371 and $25,329 at March 31, 2019 and September 30, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $5,749 and $4,507 in accrued expenses at March 31, 2019 and September 30, 2019, respectively, and $20,622 and $20,822 in other non-current liabilities at March 31, 2019 and September 30, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ significantly from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016. That verdict was later vacated by the court on March 30, 2018. In fiscal 2018, we recorded a favorable accrual adjustment of $1,500 related to this patent infringement case. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22,100 on January 15, 2019 resulting in a favorable accrual adjustment of $13,900 for the year ended in March 31, 2019. During the year ended March 31, 2019 the Company made a payment of $22,100 to an escrow account which is classified within “Other assets”. Additionally, during the three months ended September 30, 2019, the Company made a payment of $5,646, representing pre-judgement interest, to an escrow account which is classified within "Other assets". However, the matter is now on appeal which could result in a material impact to the accrual for this case in the future.

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

As of September 30, 2019, we had total reserves of $59,752 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ significantly from our current estimates.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	September 30,
	2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$1,310	$1,310	$(19,477)	$(19,477)
Foreign currency cash flow hedges adjustment	171	126	124	115
Pension liability adjustment	272	216	(119)	(99)
Other comprehensive income (loss)	$1,753	$1,652	$(19,472)	$(19,461)

	Six Months Ended
	September 30,
	2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(40,431)	$(40,431)	$(13,039)	$(13,039)
Foreign currency cash flow hedges adjustment	248	189	(89)	(72)
Pension liability adjustment	3,579	2,846	976	773
Other comprehensive income (loss)	$(36,604)	$(37,396)	$(12,152)	$(12,338)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and six month periods ended September 30, 2018 and 2019. Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and six month periods ended September 30, 2018 and 2019.

10. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with four product groups and two reportable segments. Our four product groups are: Ceramic Components; Tantalum Components; Advanced Components; and Interconnect, Sensing and Control Devices. Historically, KED Resale reported as its own product group, but it has now been combined with Advanced Components. The reportable segments are: Electronic Components and Interconnect, Sensing and Control Devices. The product groups of Ceramic, Tantalum, and Advanced Components have been aggregated into the Electronic Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, polymer tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas and antenna systems manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by or for AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reportable segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales Revenue:	2018	2019	2018	2019
Ceramic Components	$102,678	$87,897	$181,514	$194,520
Tantalum Components	105,702	59,450	206,734	122,174
Advanced Components	123,849	109,295	263,193	217,428
Total Electronic Components	332,229	256,642	651,441	534,122
Interconnect, Sensing and Control Devices	124,100	120,644	259,004	244,933
Total Revenue	$456,328	$377,286	$910,444	$779,055

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Operating profit (loss):
Electronic Components	$104,135	$61,305	$190,545	$139,831
Interconnect, Sensing and Control Devices	2,283	(4,112)	(467)	(3,436)
Corporate activities	(20,781)	(19,747)	(36,423)	(40,236)
Total	$85,637	$37,446	$153,655	$96,159

	As of	As of
	March 31, 2019	September 30, 2019
Assets:
Electronic Components	$659,933	$766,529
Interconnect, Sensing and Control Devices	265,682	278,432
Cash, A/R, and investments in securities	1,070,701	980,411
Goodwill - Electronic Components	271,374	283,292
Goodwill - Interconnect, Sensing and Control Devices	45,301	44,279
Corporate activities	500,287	494,717
Total	$2,813,278	$2,847,660

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net sales:
Americas	$126,004	$105,344	$240,571	$220,568
Europe	184,004	158,564	382,408	327,762
Asia	146,320	113,378	287,465	230,725
Total	$456,328	$377,286	$910,444	$779,055

11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and six month periods ended September 30, 2018 and 2019:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Service cost	$-	$-	$212	$206
Interest cost	327	303	1,024	834
Expected return on plan assets	(393)	(415)	(1,441)	(1,245)
Recognized actuarial loss	221	279	252	183
Net periodic pension cost	$155	$167	$47	$(22)

	U.S. Plans		International Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Service cost	$-	$-	$427	$412
Interest cost	655	606	2,070	1,714
Expected return on plan assets	(786)	(828)	(2,912)	(2,561)
Recognized actuarial loss	442	470	508	377
Net periodic pension cost	$311	$248	$93	$(58)

Based on current actuarial computations, during the six months ended September 30, 2019, we made contributions of $791 to the international plans. We expect to make additional contributions of approximately $305 to the international plans over the remainder of fiscal 2020. We made no contributions to the U.S. plans during the six months ended September 30, 2019. We expect to make no additional contributions to the U.S. plans the remainder of fiscal 2020.

12. Derivative Financial Instruments:

We are exposed to foreign currency exchange rate fluctuations in the normal course of business. We use derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of our risk management strategy. The objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not enter into any derivative financial instruments for trading or speculative purposes.

We primarily use forward contracts, with maturities less than four months, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales denominated in various currencies. These derivative instruments are designated and qualify as cash flow hedges.

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2019 and September 30, 2019, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$570	Accrued expenses	$318

September 30, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$591	Accrued expenses	$428

For these derivatives designated as cash flow hedging instruments, during the three and six month periods ended  September 30, 2019, net pre-tax gains of $116 and $628, respectively, were recognized in other comprehensive income (loss). In addition, during the three and six month periods ended September 30, 2019, net pre-tax losses of $1,026 and $1,418, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $531 and $1,224, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income (loss) in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2019 and September 30, 2019, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$283	Accrued expenses	$270

September 30, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$515	Accrued expenses	$1,232

For these derivatives not designated as cash flow hedging instruments during the three and six month periods ended September 30, 2019, losses of $716 and $773, respectively, on hedging contracts were recognized in other income (loss), along with the approximately $503 and $780, respectively, in exchange losses that were recognized in other income (loss) in the accompanying statement of operations.

At March 31, 2019 and September 30, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $216,555 and $239,603, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

13. Subsequent Events:

On October 23, 2019, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended September 30, 2019. The dividend will be paid to stockholders of record on November 8, 2019 and will be disbursed on November 22, 2019.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects, trends and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for fiscal year 2020, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by the forward-looking statements for a variety of reasons, including without limitation, changes in the global economy or the economy of any locality in which we conduct business; changes in general industry and market conditions or regional growth or declines; loss of business from increased competition; higher raw material costs or raw material shortages; changes in consumer and customer preferences for end products; customer or supplier losses; changes in regulatory conditions; changes to import/export regulations and tariffs; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; possible adverse results of pending or future litigation or infringement claims; our ability to successfully integrate and realize expected synergies from acquired businesses; our ability to protect our intellectual property rights; negative impacts of environmental investigations or other governmental investigations and any associated litigation; tax assessments by governmental authorities and changes in our effective tax rate; dependence on and relationships with customers and suppliers; and other risks and uncertainties discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2019. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There were no significant changes to critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three and six month periods ended September 30, 2019.

Business Overview

AVX is a leading worldwide manufacturer, supplier, and reseller of a broad line of electronic components, interconnect, sensing and control devices, and related products. Electronic components and connector, sensing and control devices manufactured or resold by AVX are used in many types of end-use products, including those in telecommunications, automotive, transportation, energy harvesting, consumer electronics, military/aerospace, medical, computer, and industrial markets.

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

Results of Operations - Three Months Ended September 30, 2018 and 2019

Our net income for the three months ended September 30, 2019 was $33.5 million, or $0.20 per share, compared to net income of $72.1 million, or $0.43 per share, for the three months ended September 30, 2018.

	Three Months Ended
	September 30,
(in thousands, except per share data)	2018	2019
Net sales	$456,328	$377,286
Gross profit	126,476	79,539
Operating income	85,637	37,446
Net income	72,069	33,456
Diluted earnings per share	$0.43	$0.20

Net sales in the three month period ended September 30, 2019 decreased $79.0 million or 17.3%, to $377.3 million compared to $456.3 million in the three month period ended September 30, 2018. The decrease in revenue was attributable to lower sales volumes resulting from weaker global market conditions, and reflects a slowdown in the Asian markets resulting from a weaker Chinese economy in addition to reduced automotive manufacturing across all regions. Additionally, inventory levels in the sales channel remain high, particularly at our distribution customers in the Americas and Europe, contributing to lower overall demand, primarily in the automotive, cellular, and consumer markets.  The market demand remains strong for certain advanced products in the aerospace, defense, and medical markets. Overall demand for our products is driven by the power of electronics to enhance the user experience in automotive, wearables, smartphones, drones, solid state drives, personal and industrial robots, virtual reality devices, smart home control and security devices enabled through the internet within a broad category called IoT, or Internet of Things. Sales were unfavorably impacted by approximately $2.1 million as a result of currency movement due to the strengthening of the U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the three months ended September 30, 2018 and 2019.

	Three Months Ended
(in thousands)	September 30,
Sales Revenue	2018	2019
Ceramic Components	$102,678	$87,897
Tantalum Components	105,702	59,450
Advanced Components	123,849	109,295
Total Electronic Components	332,229	256,642
Interconnect, Sensing and Control Devices	124,100	120,644
Total Revenue	$456,328	$377,286

Electronic Components sales decreased $75.6 million, or 22.8% to $256.6 million in the three month period ended September 30, 2019 compared to sales of $332.2 million during the same period last year driven by unfavorable global macro-economic conditions partially offset by increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT products. The decrease is due to lower demand, primarily in Asia, resulting from the slowdown in the Chinese economy, in addition to weaker demand in the distribution channel as distributors realign their inventories to meet current market conditions.

Interconnect, Sensing and Control Devices product sales decreased $3.5 million to $120.6 million in the three month period ended September 30, 2019 compared to $124.1 million during the same period last year. This decrease is primarily attributable to a decrease of automotive manufacturing across all regions in addition to unfavorable currency movement due to the stronger U.S. Dollar compared to the Euro.

Overall sales decreased as a result of the weaker Chinese economy and weaker automotive markets compared to the same three month period last year. Sales in the Asian, American, and European markets represented 30%, 28% and 42% of total sales, respectively, for the three month period ended September 30, 2019. This compares to 32%, 28% and 40% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 36% of total sales for the three month period ended September 30, 2019, compared to 43% for the three month period ended September 30, 2018. Overall, distributor sales activity decreased when compared to the same period last year as inventory remains higher than normal within the distribution channel resulting from the slower global economy and shortened lead times for certain products making distributors reluctant to take on additional inventory particularly in the Americas and Europe. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $5.3 million, or 3.9% of gross sales to distributor customers for the three month period ended September 30, 2019, and $7.1 million, or 3.7% of gross sales to distributor customers, for the three month period ended September 30, 2018. Applications under such programs for the three month periods ended September 30, 2019 and 2018 were approximately $4.9 million and $6.7 million, respectively.

Gross profit in the three month period ended September 30, 2019 was $79.5 million, compared to a gross profit of $126.5 million in the three month period ended September 30, 2018. Gross profit as a percentage of sales for the three month period ended September 30, 2019 was 21.1% compared to 27.7% for the three month period ended September 30, 2018. This overall decrease in dollars is primarily the result of weaker demand for our products from the slower global economy when compared to the same quarter last year. In addition, margin as a percentage of sales declined due to a lower margin mix and pricing pressure on commercial ceramic and tantalum components. Costs due to currency movement were favorably impacted by $11.4 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended September 30, 2019 were $42.1 million, or 11.2% of net sales, compared to $40.8 million, or 8.9% of net sales, in the three month period ended September 30, 2018. When compared to the same quarter last year, the overall increase in these expenses is primarily due to higher legal fees partially offset by lower selling expenses as a result of the lower sales.

Income from operations was $37.4 million in the three month period ended September 30, 2019 compared to $85.6 million in the three month period ended September 30, 2018. This decrease was a result of the factors described above.

Other income, net, was $3.6 million for the three month period ended September 30, 2019 compared to $3.3 million for the same three month period last year reflecting higher interest income.

The provision for income tax for the three month period ended September 30, 2019 was $7.6 million compared to $16.9 million for the three month period ended September 30, 2018. Our effective tax rate for the quarter ended September 30, 2019 was approximately 19%.

As a result of the factors discussed above, net income for the three month period ended September 30, 2019 was $33.5 million compared to net income of $72.1 million for the same three month period last year.

Results of Operations – Six Months Ended September 30, 2018 and 2019

Our net income for the six months ended September 30, 2019 was $88.1 million, or $0.52 per share, compared to $128.0 million, or $0.76 per share, for the six months ended September 30, 2018.

	Six Months Ended
	September 30,
(in thousands, except per share data)	2018	2019
Net sales	$910,444	779,055
Gross profit	234,809	180,184
Operating income	153,655	96,159
Net income	128,032	88,133
Diluted earnings per share	$0.76	0.52

Net sales in the six month period ended September 30, 2019 decreased $131.3 million, or 14.4%, to $779.1 million compared to $910.4 million in the six month period ended September 30, 2018. The decrease in revenue was attributable to lower sales volumes across most of our markets resulting from weaker global market conditions, which reflect a slowdown in the Asian markets due to a weaker Chinese economy, in addition to reduced automotive manufacturing across all regions.

The table below represents product group revenues for the six months ended September 30, 2018 and 2019.

	Six Months Ended
(in thousands)	September 30,
Sales Revenue	2018	2019
Ceramic Components	$181,514	194,520
Tantalum Components	206,734	122,174
Advanced Components	263,193	217,428
Total Electronic Components	651,441	534,122
Interconnect, Sensing and Control Devices	259,004	244,933
Total Revenue	$910,444	779,055

Electronic Component sales decreased $117.3 million, or 18.0% to $534.1 million in the six month period ended September 30, 2019 compared to sales of $651.4 million during the same period last year driven by unfavorable global macro-economic conditions partially offset by increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT products. The decrease is due to lower demand, primarily in Asia, resulting from the slowdown in the Chinese economy, in addition to weaker demand in the distribution channel as distributors realign their inventories to meet current market conditions.

Total Interconnect, Sensing and Control Devices decreased $14.0 million, or 5.4%, to $245.0 million in the six month period ended September 30, 2019 compared to $259.0 million during the same period last year. This decrease is primarily attributable to a decrease of automotive manufacturing across all regions in addition to unfavorable currency movement due to the stronger U.S. Dollar compared to Euro.

Geographically, compared to the same period last year, sales decreased in all regions, primarily reflecting lower demand resulting from declining global market conditions in the electronics market. Sales in the Asian, American, and European markets represented 30%, 28% and 42% of total sales, respectively, for the six month period ended September 30, 2019. This compares to 32%, 26% and 42% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 37.0% of total sales for the six month period ended September 30, 2019, compared to 41.2% for the six month period ended September 30, 2018. Overall, distributor sales activity decreased when compared to the same period last year as inventory levels remained high and our distribution customers realign their inventories to meet current market conditions. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $10.6 million, or 3.7% of gross sales to distributor customers, for the six month period ended September 30, 2019, and $13.5 million, or 3.6% of gross sales to distributor customers, for the six month period ended September 30, 2018. Applications under such programs for the six month period ended September 30, 2018 and 2019 were approximately $12.9 million and $10.0 million, respectively.

Gross profit in the six month period ended September 30, 2019 was 23.1% of sales, or $180.2 million, compared to a gross profit of 25.8% of sales, or $234.8 million, in the six month period ended September 30, 2018. This overall decrease in dollars and margin percentage is primarily the result of weaker demand for our products from the slower global economy when compared to the same quarter last year. In addition, margin as a percentage of sales declined due to a lower margin mix and pricing pressure on commercial ceramic and tantalum components. Costs due to currency movement were favorably impacted by $19.4 million when compared to the same period last year.

Selling, general and administrative expenses in the six month period ended September 30, 2019 were $84.0 million, or 10.8% of net sales, compared to $81.2 million, or 8.9% of net sales, in the six month period ended September 30, 2018. The overall increase in these expenses is primarily due to higher legal fees partially offset by lower selling expenses as a result of the lower sales.

Income from operations was $96.2 million in the six month period ended September 30, 2019 compared to $153.7 million in the six month period ended September 30, 2018. This decrease was a result of the factors described above.

Other income, net was $8.1 million for the six month period ended September 30, 2019 compared to $6.0 million for the same six month period last year. This increase was primarily due to higher interest income and lower foreign exchange losses from currency fluctuations.

The provision for income tax for the six month period ended September 30, 2019 was $16.1 million compared to $31.7 million for the six month period ended September 30, 2018. Our effective tax rate for the six month period ended September 30, 2019 was approximately 15% compared to approximately 18% for the six months ended September 30, 2018. This decrease in the effective tax rate is due to discrete tax benefits occurring during the six months ended September 30, 2019. This benefit is principally due to an increase in foreign tax credits on foreign withholding obligations and the release of a partial valuation allowance of a subsidiary in Korea. Excluding these adjustments, the effective tax rate would have been approximately 20% for the six months ended September 30, 2019.

As a result of the factors discussed above, net income for the six month period ended September 30, 2019 was $88.1 million compared to $128.0 million for the same six month period last year.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of September 30, 2019, we had a current ratio of 6.0 to 1, $774.5 million of cash, cash equivalents, and investments in securities, $2.4 billion of stockholders’ equity, and no borrowings.

Net cash provided by operating activities was $58.6 million in the six month period ended September 30, 2019 compared to $138.5 million of cash provided by operating activities in the six month period ended September 30, 2018.

Purchases of property and equipment were $71.6 million in the six month period ended September 30, 2019 and $65.0 million in the six month period ended September 30, 2018. Expenditures in the current period were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in El Salvador and Malaysia. We expect to continue making strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur total capital expenditures of approximately $130 million in fiscal 2020. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On September 10, 2019, AVX completed its purchase of Chengdu OK New Energy ("COKNE") for $9.9 million in cash, net of cash acquired. COKNE develops and manufactures supercapacitors.

Historically, our operating funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of September 30, 2019, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of September 30, 2019, we did not have any significant delivery contracts outstanding.

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

In addition, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2019.

Exhibit 31.2

Certification of Michael Hufnagel, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2019.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Michael Hufnagel.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2019 and September 30, 2019, (ii) the Consolidated Statements of Operation for the three and six month periods ended September 30, 2019 and 2018, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six month periods ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six month periods ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six month periods ended September 30, 2019 and 2018 and (vi) the notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer.

Date: November 6, 2019

AVX Corporation

By:	/s/ Michael Hufnagel
Michael Hufnagel
Senior Vice President, Chief Financial Officer, and Treasurer