Form 10-Q
period 2019-12-31
AVX Corp
filed 2020-02-05
CIK 859163

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2020
Common Stock, par value $0.01 per share	169,180,825

AVX Corporation and Subsidiaries

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

AVX Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	As of	As of
	March 31, 2019	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$378,456	$362,788
Short-term investments in securities	434,754	390,170
Accounts receivable - trade, net	256,991	202,476
Accounts receivable - affiliates	500	432
Inventories, net	631,688	674,697
Income taxes receivable	4,788	25,897
Prepaid and other	76,550	69,689
Total current assets	1,783,727	1,726,149
Property and equipment, net	455,757	498,571
Goodwill	316,675	324,395
Intangible assets, net	118,944	111,238
Deferred income taxes	75,938	86,518
Other assets	62,237	88,849
Total Assets	$2,813,278	$2,835,720
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade	$95,498	$63,686
Accounts payable - affiliates	1,133	818
Income taxes payable	24,993	17,646
Accrued payroll and benefits	55,068	49,914
Accrued expenses	136,493	120,854
Total current liabilities	313,185	252,918
Income taxes payable	47,588	41,963
Pensions	9,543	10,024
Deferred income taxes	14,235	12,029
Other liabilities	44,547	58,168
Total Liabilities	429,098	375,102

Stockholders' Equity:
Preferred stock, par value $.01 per share:
Authorized, 20,000 shares; None issued and outstanding	-	-
Common stock, par value $.01 per share:
Authorized, 300,000 shares; issued, 176,369 shares; outstanding, 168,826 and 169,171 shares at March 31, 2019 and December 31, 2019, respectively	1,764	1,764
Additional paid-in capital	362,498	361,208
Retained earnings	2,156,584	2,234,274
Accumulated other comprehensive loss	(39,494)	(43,968)
Treasury stock, at cost:
7,543 and 7,197 shares at March 31, 2019 and December 31, 2019, respectively	(97,172)	(92,660)
Total Stockholders' Equity	2,384,180	2,460,618
Total Liabilities and Stockholders' Equity	$2,813,278	$2,835,720

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019

Net sales	$442,395	$344,441	$1,352,839	$1,123,496
Cost of sales	316,241	266,687	991,876	865,558
Gross profit	126,154	77,754	360,963	257,938
Selling, general and administrative expenses	42,187	41,885	123,341	125,910
Legal and environmental charges	(5,589)	-	(5,589)	-
Profit from operations	89,556	35,869	243,211	132,028
Other income (loss):
Interest income	4,621	3,577	12,159	12,631
Other, net	(3,616)	7,974	(5,107)	7,042
Income before income taxes	90,561	47,420	250,263	151,701
Provision (benefit) for income taxes	16,264	(472)	47,934	15,676
Net income	$74,297	$47,892	$202,329	$136,025

Income per share:
Basic	$0.44	$0.28	$1.20	$0.80
Diluted	$0.44	$0.28	$1.20	$0.80

Dividends declared (per share)	$0.115	$0.115	$0.345	$0.345
Weighted average common shares outstanding:
Basic	168,795	169,125	168,679	169,079
Diluted	169,314	169,467	169,247	169,371

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Net income	$74,297	$47,892	$202,329	$136,025
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	(18,639)	7,740	(59,070)	(5,301)
Foreign currency cash flow hedges adjustment	(36)	(29)	153	(100)
Pension liability adjustment	(246)	153	2,600	927
Other comprehensive income (loss), net of income taxes	(18,921)	7,864	(56,317)	(4,474)
Comprehensive income	$55,376	$55,756	$146,012	$131,551

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except per share data)

						Accumulated
	Common Stock			Additional		Other
	Number		Treasury	Paid-In	Retained	Comprehensive
	Of Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at September 30, 2018	168,795	$1,764	$(97,576)	$360,076	$2,051,628	$(16,139)	$2,299,753
Net income	-	-	-	-	74,297	-	74,297
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(18,921)	(18,921)
Dividends of $0.115 per share	-	-	-	-	(19,411)	-	(19,411)
Stock-based compensation expense	-	-	-	1,249	-	-	1,249
Stock option activity	-	-	7	(2)	-	-	5
Tax benefit on stock option exercises	-	-	-	1	-	-	1
Payment of tax withholding for vested restricted stock units	-	-	-	-	-	-	-
Balance at December 31, 2018	168,795	$1,764	$(97,569)	$361,324	$2,106,514	$(35,060)	$2,336,973

Balance at March 31, 2018	168,434	$1,764	$(102,122)	$360,077	$1,962,467	$21,257	$2,243,443
Net income	-	-	-	-	202,329	-	202,329
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(56,317)	(56,317)
Dividends of $0.345 per share	-	-	-	-	(58,282)	-	(58,282)
Stock-based compensation expense	-	-	-	3,098	-	-	3,098
Stock option activity	361	-	5,364	56	-	-	5,420
Tax benefit on stock option exercises	-	-	-	414	-	-	414
Payment of tax withholding for vested restricted stock units	-	-	-	(2,321)	-	-	(2,321)
Treasury stock purchased	-	-	(811)	-	-	-	(811)
Balance at December 31, 2018	168,795	$1,764	$(97,569)	$361,324	$2,106,514	$(35,060)	$2,336,973

Balance at September 30, 2019	169,095	$1,764	$(93,710)	$360,303	$2,205,828	$(51,832)	$2,422,353
Net income	-	-	-	-	47,892	-	47,892
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	7,864	7,864
Dividends of $0.115 per share	-	-	-	-	(19,446)	-	(19,446)
Stock-based compensation expense	-	-	-	789	-	-	789
Stock option activity	76	-	1,050	49	-	-	1,099
Tax benefit on stock option exercises	-	-	-	120	-	-	120
Payment of tax withholding for vested restricted stock units	-	-	-	(53)	-	-	(53)
Balance at December 31, 2019	169,171	$1,764	$(92,660)	$361,208	$2,234,274	$(43,968)	$2,460,618

Balance at March 31, 2019	168,826	$1,764	$(97,172)	$362,498	$2,156,584	$(39,494)	$2,384,180
Net income	-	-	-	-	136,025	-	136,025
Other comprehensive income (loss), net of income taxes	-	-	-	-	-	(4,474)	(4,474)
Dividends of $0.345 per share	-	-	-	-	(58,335)	-	(58,335)
Stock-based compensation expense	-	-	-	2,440	-	-	2,440
Stock option activity	345	-	4,512	61	-	-	4,573
Tax benefit on stock option exercises	-	-	-	313	-	-	313
Payment of tax withholding for vested restricted stock units	-	-	-	(4,104)	-	-	(4,104)
Balance at December 31, 2019	169,171	$1,764	$(92,660)	$361,208	$2,234,274	$(43,968)	$2,460,618

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	Nine Months Ended
	December 31,
	2018	2019
Operating Activities:
Net income	$202,329	$136,025
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	65,109	71,815
Stock-based compensation expense	3,098	2,440
Deferred income taxes	7,321	(11,990)
Loss (gain) on disposal of property and equipment	278	(433)
Loss from equity-method investments	107	703
Changes in operating assets and liabilities, excluding acquisitions:
Accounts receivable	29,791	55,529
Inventories	(87,461)	(43,785)
Accounts payable and accrued expenses	(4,474)	(68,138)
Income taxes payable	(33,345)	(42,520)
Other assets	(30,271)	(31,796)
Other liabilities	44,515	46,908
Net cash provided by operating activities	196,997	114,758

Investing Activities:
Purchases of property and equipment	(94,083)	(102,062)
Purchase of business, net of cash and debt acquired	(12,317)	(9,907)
Purchases of investment securities	(1,102,776)	(1,123,023)
Redemptions of investment securities	881,372	1,167,425
Other investing activities	(950)	1,956
Net cash used in investing activities	(328,754)	(65,611)

Financing Activities:
Dividends paid	(58,196)	(58,335)
Net change of equity awards	3,515	781
Purchase of treasury stock	(811)	-
Principle payments of debt	(1,893)	-
Payments of tax withholdings for vested restricted stock units	(790)	(1,381)
Net cash used in financing activities	(58,175)	(58,935)

Effect of exchange rate on cash	(3,265)	(303)

Decrease in cash and cash equivalents	(193,197)	(10,091)

Cash, cash equivalents, and restricted cash at beginning of period	547,415	400,625
Cash, cash equivalents, and restricted cash at end of period	$354,218	$390,534
Reconciliation of cash, cash equivalents, and restricted cash to the Balance Sheet
Cash and cash equivalents	354,218	362,788
Restricted cash	-	27,746
Total cash, cash equivalents, and restricted cash to the Balance Sheet	$354,218	$390,534

See accompanying notes to consolidated financial statements.

AVX Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

1. Basis of Presentation:

The consolidated financial statements of AVX Corporation and its subsidiaries (“AVX” or the “Company”) include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair statement of the consolidated balance sheets, operating results, comprehensive income, statements of stockholders’ equity and cash flows for the periods presented. Operating results for the three and nine month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020 due to changes in economic conditions and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Summary of Significant Accounting Policies

We have identified the accounting policies and estimates that are critical to our business operations and understanding our results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. During the three and nine month periods ended December 31, 2019, there were no significant changes to any critical accounting policies or to the methodology used in determining estimates including those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies.

During the nine month period ended December 31, 2019, goodwill increased by $7,720 due to the purchase of Chengdu OK New Energy ("COKNE") partially offset by foreign currency translation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to the current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income.

Relevant New Accounting Standards

In 2016, the FASB issued ASU 2016-02, “Leases”. This guidance changes the requirements for inclusion of certain right-of-use assets and the associated liabilities to be included in a statement of financial position. The Company adopted this guidance effective April 1, 2019, using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, including its disclosure requirements, in the comparative period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance which permits the following: a) carrying forward the historical lease classification, b) not separating lease components from non-lease components within the Company’s facility lease contracts, c) not presenting comparative periods but rather recording a cumulative catch-up during fiscal 2020, and d) electing, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption of ASU 2016-02 for the fiscal year beginning April 1, 2019, the Company recorded initial operating lease right-of-use assets of $18,351 and related operating lease liabilities of $18,053. Right-of-use assets are included in “Other assets” on the Company’s Balance Sheet as of December 31, 2019. Lease liabilities are classified as current and non-current, and are included in “Accrued expenses” and “Other liabilities”, respectively, on the Company’s Balance Sheet as of December 31, 2019. Please refer to Note 2 for additional information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard replaces the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. Management has performed a preliminary assessment of the potential impact of the adoption of ASU 2016-13, and believes that the financial impact would not be material. The adoption of the standard will result in additional disclosure requirements, and updating of our policies and procedures. The Company intends to adopt the standard utilizing the modified retrospective approach, effective April 1, 2020.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes, adds and modifies certain disclosure requirements in the existing framework. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes." This guidance removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with certain amendments applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, and others prospectively. Early adoption of this guidance is permitted, including the adoption in any interim period for public companies for which financial statements have not yet been issued. Management is currently assessing the impact ASU 2019-12 will have on our consolidated financial statements and disclosures.

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

The Company’s operating leases consist of automobiles, machinery and equipment, and real estate, including office, storage and parking spaces. The duration of these leases range from 1 to 15 years. The Company has no financing lease arrangements. For leases with terms greater than 12 months, the Company recorded the related right-of-use asset and lease liability at the present value of lease payments over the term. Leases with a term 12 months or less at inception are not recorded on our Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Consolidated Statement of Operations. Some of our leases contain variable rental escalation clauses which are recognized when incurred. Additionally, some of our leases contain renewal options and/or termination options that are factored into the determination of lease payments and lease terms when it is reasonably certain that the Company will exercise these options. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in fiscal year 2020 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common area maintenance costs).

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

The following table presents our lease balances:

	Classification on the Balance Sheet	As of December 31, 2019
Assets
Operating lease assets	Other assets	$20,525

Liabilities
Current
Operating	Accrued expenses	$5,769
Noncurrent
Operating	Other liabilities	14,592
Total lease liabilities		$20,361

The following table presents our lease costs for operating leases:

	Three months ended	Nine months ended
	December 31, 2019	December 31, 2019
Operating lease cost	$1,384	$3,969
Short-term lease cost	75	784
Variable lease cost	444	1,333
Total lease cost	$1,903	$6,086

The Company paid $2,019 and $6,110 for its operating leases in the three and nine months ended December 31, 2019, respectively which are included in operating cash flows on the consolidated statement of cash flows. The weighted-average remaining lease term for the Company’s operating leases is 4.6 years and the weighted-average discount rate is 3.25% as of December 31, 2019.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of December 31, 2019:

Fiscal Year Ending
2020	$1,624
2021	6,957
2022	5,475
2023	2,765
2024	1,592
Thereafter	3,625
Total operating lease payments	$22,038
Less imputed interest	1,677
Total operating lease liabilities	$20,361

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

The table below represents the basic and diluted earnings per share and sets forth the weighted average number of shares of common stock outstanding and potential common stock equivalents for the three and nine month periods ending December 31, 2018 and 2019.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Net income	$74,297	$47,892	$202,329	$136,025
Computation of Basic EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,795	169,125	168,679	169,079
Basic earnings per share	$0.44	$0.28	$1.20	$0.80
Computation of Diluted EPS:
Weighted Average Shares Outstanding used in Computing Basic EPS	168,795	169,125	168,679	169,079
Effect of stock awards	519	342	568	292
Weighted Average Shares used in Computing Diluted EPS (1)	169,314	169,467	169,247	169,371
Diluted earnings per share	$0.44	$0.28	$1.20	$0.80

(1)

Common stock equivalents not included in the computation of diluted earnings per share because the impact would have been anti-dilutive were 0 shares for the three month periods ended December 31, 2018 and 2019, and 8 shares and 2 shares for the nine months ended December 31, 2018 and 2019, respectively.

4. Trade Accounts Receivable and Contract Liabilities:

	March 31, 2019	December 31, 2019
Gross Accounts Receivable - trade	$273,053	$220,289
Less:
Allowances for doubtful accounts	1,276	1,946
Stock rotation and ship from stock and debt	14,140	15,498
Sales returns and discounts	646	369
Total allowances	16,062	17,813
Accounts Receivable - trade, net	$256,991	$202,476

Charges related to allowances for doubtful accounts are charged to selling, general and administrative expenses. Charges related to stock rotation, ship from stock and debit, sales returns, and sales discounts are reported as deductions from revenue. Please refer to Note 10, "Segment and Geographic Information," for disaggregated revenue information.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Allowances for doubtful accounts:
Beginning balance	$1,327	$1,670	$1,893	$1,276
Charges	-	355	81	927
Applications	(153)	(83)	(800)	(253)
Translation, acquisition and other	14	4	14	(4)
Ending balance	$1,188	$1,946	$1,188	$1,946

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Stock rotation and ship stock and debit:
Beginning balance	$10,201	$14,756	$15,989	$14,140
Charges	6,658	6,169	20,122	16,757
Applications	(6,338)	(5,427)	(19,264)	(15,399)
Stock rotation reclassified to liability	-	-	(6,326)	-
Ending balance	$10,521	$15,498	$10,521	$15,498

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Sales returns and discounts:
Beginning balance	$338	$947	$6,875	$646
Charges	173	1,336	2,233	4,830
Applications	(114)	(1,914)	(2,548)	(5,107)
Sales returns reclassified to liability	-	-	(6,157)	-
Translation, acquisition and other	-	-	(6)	-
Ending balance	$397	$369	$397	$369

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019

Contract liabilities:
Beginning balance	$14,822	$14,691	$-	$15,753
Increase due to adoption of ASC 606	-	-	12,483	-
Charges	3,521	3,197	14,194	10,572
Applications	(2,556)	(4,791)	(10,875)	(13,183)
Translation, acquisition and other	(207)	42	(222)	(3)
Ending balance	$15,580	$13,139	$15,580	$13,139

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

During the three and nine month periods ended December 31, 2019, there have been no transfers of assets or liabilities between levels within the fair value hierarchy.

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	853	-	853	-
Total	$5,546	$3,265	$2,281	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,693	$3,265	$1,428	$-
Foreign currency derivatives(2)	588	-	588	-
Total	$5,281	$3,265	$2,016	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Assets measured at fair value on a recurring basis:
Assets held in the non-qualified deferred compensation program(1)	$4,858	$3,977	$881	$-
Foreign currency derivatives(2)	535	-	535	-
Total	$5,393	$3,977	$1,416	$-

		Based on
		Quoted
		prices	Other
		in active	observable	Unobservable
	Fair Value at	markets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities measured at fair value on a recurring basis:
Obligation related to assets held in the non-qualified deferred compensation program(1)	$4,858	$3,977	$881	$-
Foreign currency derivatives(2)	315	-	315	-
Total	$5,173	$3,977	$1,196	$-

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

Derivatives

We primarily use forward contracts, with maturities generally less than four months, designated as cash flow hedges, to protect against the foreign currency exchange rate risks inherent in our forecasted transactions related to purchase commitments and sales, denominated in various currencies. We also use derivatives not designated as hedging instruments to hedge foreign currency balance sheet exposures. These derivatives are used to offset currency changes in the fair value of the hedged assets and liabilities. Fair values for all of our derivative financial instruments are valued by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are an average rate from an actively traded market. At March 31, 2019 and December 31, 2019, all of our forward contracts are valued using Level 2 measurements.

6. Financial Instruments and Investments in Securities:

At March 31, 2019 and December 31, 2019, we classified investments in debt securities and time deposits as held-to-maturity securities.

Our long-term and short-term investment securities are accounted for as held-to-maturity securities and are carried at amortized cost. We have the ability and intent to hold these investments until maturity. All income generated from the held-to-maturity securities investments are recorded as interest income.

Investments in held-to-maturity securities, recorded at amortized cost, were as follows:

March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$434,754	$184	$-	$434,938

December 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Time deposits	$390,170	$329	$-	$390,499

The amortized cost and estimated fair value of held-to-maturity investments at December 31, 2019, by contractual maturity, are shown below. The estimated fair value of these investments are based on valuation inputs that include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, which are Level 2 inputs in the fair value hierarchy. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Held-to-Maturity
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$390,170	$390,499

7. Inventories:

	March 31, 2019	December 31, 2019
Finished goods	$102,373	$93,432
Work in process	142,475	156,514
Raw materials	386,840	424,751
Total Inventories, net	$631,688	$674,697

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

On June 3, 2010, AVX entered into an agreement with the EPA and the City of New Bedford, pursuant to which AVX is required to perform environmental remediation at a site referred to as the “Aerovox Site” (the “Site”), located in New Bedford, Massachusetts. AVX has substantially completed its obligations pursuant to such agreement with the EPA and the City of New Bedford with respect to the satisfaction of AVX’s federal law requirements. The Massachusetts Department of Environmental Protection has jurisdiction over the balance of the environmental remediation at the Site although the EPA may have jurisdiction over some aspects of the overall remediation. AVX has submitted its proposed remedy, but until the state has approved such proposal, AVX cannot determine if additional groundwater and soil remediation will be required, if substantial material will have to be disposed of offsite, or if additional remediation techniques will be required, any of which could result in a more extensive and costly plan of remediation. Further, the Site and the remediation may be subject to additional scrutiny under other statutory procedures which could also add to the cost of remediation. During the year ended March 31, 2019 we increased our estimated accrual for work to be done at the Site by $8,312 pursuant to discussions with the Massachusetts Department of Environmental Protection and our environmental engineers. We have a remaining accrual of $18,569 at December 31, 2019, representing our current estimate of the potential liability related to the remaining performance of environmental remediation actions at the Site and neighboring properties using certain assumptions regarding the plan of remediation. Until all parties agree and remediation is complete, we cannot be certain there will be no additional cost relating to the Site.

We had total reserves of approximately $26,371 and $22,482 at March 31, 2019 and December 31, 2019, respectively, related to various environmental matters and sites, including those discussed above. These reserves are classified in the Consolidated Balance Sheets as $5,749 and $2,660 in accrued expenses at March 31, 2019 and December 31, 2019, respectively, and $20,622 and $19,822 in other non-current liabilities at March 31, 2019 and December 31, 2019, respectively. The amounts recorded for identified environmental liabilities are based on estimates. Periodically, we review amounts recorded and adjust them to reflect additional legal and technical information that becomes available. Uncertainties about the status of laws, regulations, regulatory actions, technology, and information related to individual sites make it difficult to develop an estimate of the reasonably possible aggregate environmental remediation exposure. Accordingly, these costs could differ significantly from our current estimates.

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

On April 25, 2013, AVX was named as a defendant in a patent infringement case filed in the United States District Court for the District of Delaware captioned Greatbatch, Inc. v. AVX Corporation. This case alleged that certain AVX products infringe on one or more of six Greatbatch patents. On January 26, 2016, the jury returned a verdict in favor of the plaintiff in the first phase of a segmented trial and a mixed verdict in the second phase of a segmented trial, and found damages to Greatbatch in the amount of $37,500, which was recorded in fiscal 2016. That verdict was later vacated by the court on March 30, 2018. In fiscal 2018, we recorded a favorable accrual adjustment of $1,500 related to this patent infringement case. In a new trial, the amount of damages (excluding interest) was determined by a jury to be $22,100 on January 15, 2019 resulting in a favorable accrual adjustment of $13,900 for the year ended March 31, 2019. During the year ended March 31, 2019 the Company made a payment of $22,100 to an escrow account which is classified within “Other assets”. Additionally, during the nine months ended December 31, 2019, the Company made a payment of $5,646, representing pre-judgement interest, to an escrow account which is classified within "Other assets". The matter is now on appeal, the outcome of which could result in a material impact to the accrual for this case in the future.

On September 2, 2014, a subsidiary of AVX, American Technical Ceramics (“ATC”), was named as a defendant in a patent infringement case filed in the United States District Court of the Southern District of California captioned Presidio Components, Inc. v. American Technical Ceramics Corp. This case alleged that certain ATC products infringe on a Presidio patent. On April 18, 2016, the jury returned a verdict in favor of the plaintiff and found damages to Presidio. On August 17, 2016, the court issued a permanent injunction prohibiting ATC from manufacturing or selling the related products after November 16, 2016. Subsequently, on October 21, 2016, the Federal Circuit Court granted AVX’s request for a stay of the permanent injunction whereby ATC was allowed to continue to sell the disputed product until March 17, 2017 to anyone who was a customer prior to June 17, 2016. Any sales subsequent to November 16, 2016 pursuant to the stay of the permanent injunction were subject to court mandated intellectual property damages for each product sold. In December 2017, a panel of the Federal Circuit vacated the damage award to Presidio, vacated the injunction, and remanded the case for further proceedings to determine damages limited to “reasonable royalties” and to reconsider the requested injunction in light of its opinion and any additional facts. In June 2018, the District Court set the amount of royalties and re-issued the injunction. The appeals from the royalties and the injunction were denied by the Federal Circuit Court in November 2019. Accordingly, the Company recorded a reduction of the accrual of $11,664 during the three and nine months ended December 31, 2019. The remaining accrual balance as of December 31, 2019 was $25,919.

As of December 31, 2019, we had total reserves of $48,019 plus accrued interest in accrued expenses with respect to the two intellectual property cases discussed above. The amounts recorded are based on estimated outcomes. Amounts recorded are reviewed periodically and adjusted to reflect additional information that becomes available. Accordingly, these costs could differ significantly from our current estimates.

During calendar year 2014, AVX was named as a co-defendant in a series of cases filed in the United States and in the Canadian provinces of Quebec, Ontario, British Columbia, Saskatchewan and Manitoba alleging violations of United States, state and Canadian antitrust laws asserting that AVX and numerous other companies were participants in alleged price-fixing in the capacitor market. The cases in the United States were consolidated into the Northern District of California on October 2, 2014. Some plaintiffs have broken off from the United States class action and filed actions on their own, although AVX is not named in all of these independent actions. The cases in Canada have not been consolidated. These cases are still in progress. AVX believes it has meritorious defenses and intends to vigorously defend the cases. The class action case is currently scheduled for trial in the Spring or Summer of 2020.

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

Other comprehensive income (loss) includes the following components:

	Three Months Ended
	December 31,
	2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(18,639)	$(18,639)	$7,740	$7,740
Foreign currency cash flow hedges adjustment	(52)	(36)	(24)	(29)
Pension liability adjustment	(300)	(246)	186	153
Other comprehensive income (loss)	$(18,991)	$(18,921)	$7,902	$7,864

	Nine Months Ended
	December 31,
	2018		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Foreign currency translation adjustment	$(59,070)	$(59,070)	$(5,301)	$(5,301)
Foreign currency cash flow hedges adjustment	196	153	(112)	(100)
Pension liability adjustment	3,279	2,600	1,170	927
Other comprehensive income (loss)	$(55,595)	$(56,317)	$(4,243)	$(4,474)

Amounts reclassified out of accumulated other comprehensive income (loss) into net income include those that pertain to the Company’s pension and postretirement benefit plans and realized gains and losses on derivative instruments designated as cash flow hedges. Please see Note 11 for additional information related to the amortization of prior service cost and the recognized actuarial losses, which amounts are reclassified from accumulated other comprehensive income (loss) into net income and are included in selling, general and administrative expenses in the statement of operations during the three and nine month periods ended December 31, 2018 and 2019. Please see Note 12 for additional information related to realized gains and losses on derivative instruments reclassified from accumulated other comprehensive income (loss) into net income during the three and nine month periods ended December 31, 2018 and 2019.

10. Segment and Geographic Information:

Our operating segments are based on the types of products from which we generate revenues. We are organized into a product line organization with four product groups and two reportable segments. The reportable segments have been presented in accordance with the SEC's aggregation criteria and quantitative thresholds. The aggregation criteria consist of similar economic characteristics, products and services, production processes, customer classes, and distribution channels. Our four product groups are: Ceramic Components; Tantalum Components; Advanced Components; and Interconnect, Sensing and Control Devices. Historically, KED Resale reported as its own product group, but it has now been combined with Advanced Components. The reportable segments are: Electronic Components and Interconnect, Sensing and Control Devices. The product groups of Ceramic, Tantalum, and Advanced Components have been aggregated into the Electronic Components reportable segment in accordance with the SEC’s aggregation criteria and quantitative thresholds. The Electronic Components segment consists primarily of surface mount and leaded ceramic capacitors, RF thick and thin film components, surface mount and leaded tantalum capacitors, polymer tantalum capacitors, surface mount and leaded film capacitors, ceramic and film power capacitors, super capacitors, EMI filters (bolt in and surface mount), thick and thin film packages of multiple passive integrated components, varistors, thermistors, inductors, resistive products, and passive and active electronic antennas and antenna systems manufactured by us or purchased from other manufacturers for resale. The Interconnect, Sensing and Control Devices segment consists primarily of automotive sensing and control devices and automotive, telecom, and memory connectors manufactured by or for AVX. Sales and operating results from these reportable segments are shown in the tables below. In addition, we have a corporate administration group consisting of finance, legal, environmental, health & safety, and administrative activities.

We evaluate performance of our segments based upon sales and operating profit. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment’s usage of the shared resources. Cash, accounts receivable, investments in securities, and certain other assets, which are centrally managed, are not readily allocable to operating segments.

The tables below present information about reportable segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales Revenue:	2018	2019	2018	2019
Ceramic Components	$120,561	$72,522	$302,075	$267,042
Tantalum Components	95,167	55,376	301,901	177,550
Advanced Components	110,344	102,646	373,537	320,074
Total Electronic Components	326,072	230,544	977,513	764,666
Interconnect, Sensing and Control Devices	116,323	113,897	375,326	358,830
Total Revenue	$442,395	$344,441	$1,352,839	$1,123,496

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019

Operating profit (loss):
Electronic Components	$115,787	$58,093	$306,332	$197,924
Interconnect, Sensing and Control Devices	1,883	(2,906)	1,416	(6,342)
Corporate activities	(28,114)	(19,318)	(64,537)	(59,554)
Total	$89,556	$35,869	$243,211	$132,028

	As of	As of
	March 31, 2019	December 31, 2019
Assets:
Electronic Components	$659,933	$794,697
Interconnect, Sensing and Control Devices	265,682	286,011
Cash, A/R, and investments in securities	1,070,701	955,866
Goodwill - Electronic Components	271,374	279,561
Goodwill - Interconnect, Sensing and Control Devices	45,301	44,834
Corporate activities	500,287	474,751
Total	$2,813,278	$2,835,720

The following geographic data is based upon net sales generated by operations located within particular geographic areas. Substantially all of the sales in the Americas region were generated in the United States.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Net sales:
Americas	$121,086	$89,904	$361,657	$310,472
Europe	176,058	145,144	558,466	472,906
Asia	145,251	109,393	432,716	340,118
Total	$442,395	$344,441	$1,352,839	$1,123,496

11. Pension Plans:

Net periodic pension cost for our defined benefit plans consisted of the following for the three and nine month periods ended December 31, 2018 and 2019:

	U.S. Plans		International Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Service cost	$-	$-	$206	$207
Interest cost	327	303	988	869
Expected return on plan assets	(393)	(415)	(1,390)	(1,299)
Recognized actuarial loss	221	279	243	191
Net periodic pension cost	$155	$167	$47	$(32)

	U.S. Plans		International Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Service cost	$-	$-	$633	$619
Interest cost	982	909	3,058	2,583
Expected return on plan assets	(1,179)	(1,243)	(4,302)	(3,860)
Recognized actuarial loss	663	749	751	568
Net periodic pension cost	$466	$415	$140	$(90)

Based on current actuarial computations, during the nine months ended December 31, 2019, we made contributions of $933 to the international plans. We expect to make additional contributions of approximately $140 to the international plans over the remainder of fiscal 2020. We made no contributions to the U.S. plans during the nine months ended December 31, 2019. We expect to make no contributions to the U.S. plans the remainder of fiscal 2020.

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

The effectiveness of the cash flow hedges is determined by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged transaction, both of which are based on forward rates. The effective portion of the gain or loss on these cash flow hedges is initially recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Once the hedged transaction is recognized, the gain or loss is recognized in our statement of operations. At March 31, 2019 and December 31, 2019, respectively, the following forward contracts were entered into to hedge against the volatility of foreign currency exchange rates for certain forecasted sales and purchases:

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$570	Accrued expenses	$318

December 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$205	Accrued expenses	$65

For these derivatives designated as cash flow hedging instruments, during the three and nine month periods ended  December 31, 2019, a net pre-tax loss of $26 and a net pre-tax gain of $602, respectively, were recognized in other comprehensive income (loss). In addition, during the three and nine month periods ended December 31, 2019, net pre-tax losses of $76 and $1,493, respectively, were reclassified from accumulated other comprehensive income (loss) into cost of sales (for hedging purchases), and net pre-tax gains of $272 and $1,496, respectively, were reclassified from accumulated other comprehensive income (loss) into sales (for hedging sales) in the accompanying statement of operations.

Derivatives not designated as cash flow hedging instruments consist primarily of forwards used to hedge foreign currency balance sheet exposures. These hedging instruments are used to offset foreign currency changes in the fair values of the underlying assets and liabilities. The gains and losses on these foreign currency forward contracts are recognized in other income (loss) in the same period as the remeasurement gains and losses of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. At March 31, 2019 and December 31, 2019, we had the following forward contracts that were entered into to hedge against these exposures.

March 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$283	Accrued expenses	$270

December 31, 2019
Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Caption	Value	Caption	Value

Foreign exchange contracts	Prepaid and other	$330	Accrued expenses	$250

For these derivatives not designated as cash flow hedging instruments during the three and nine month periods ended December 31, 2019, a gain of $80 and a loss of $693, respectively, on hedging contracts were recognized in other income (loss), along with the approximately $274 and $1,054, respectively, in exchange losses that were recognized in other income (loss) in the accompanying statement of operations.

At March 31, 2019 and December 31, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $216,555 and $271,038, respectively, denominated primarily in Euros, Czech Korunas, British Pounds, and Japanese Yen.

13. Subsequent Events:

On February 4, 2020, the Board of Directors of the Company declared a $0.115 dividend per share of common stock with respect to the quarter ended December 31, 2019. The dividend will be paid to stockholders of record on February 19, 2020 and will be disbursed on March 4, 2020.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects, trends and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The forward-looking information may include, among other information, statements concerning our outlook for future quarters or fiscal year 2020, overall volume and pricing trends, cost reduction and acquisition strategies and their anticipated results, and expectations for research and development and capital expenditures. There may also be other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Forward-looking statements reflect management’s expectations and are inherently uncertain. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by the forward-looking statements for a variety of reasons, including without limitation, changes in the global economy or the economy of any locality in which we conduct business; changes in general industry and market conditions or regional growth or declines; loss of business from increased competition; higher raw material costs or raw material shortages; changes in consumer and customer preferences for end products; customer or supplier losses; changes in regulatory conditions; increased customs restrictions and tariffs or quotas; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; possible adverse results of pending or future litigation or infringement claims; our ability to realize expected synergies from acquired businesses; our ability to protect our intellectual property rights; negative impacts of environmental investigations or other governmental investigations and any associated litigation; tax assessments by governmental authorities and changes in our effective tax rate; dependence on and relationships with customers and suppliers; and other risks and uncertainties discussed in our Annual Report on Form 10-K for fiscal year ended March 31, 2019. Forward-looking statements should be read in context with, and with the understanding of, the various other disclosures concerning the Company and its business made elsewhere in this quarterly report as well as other public reports filed by the Company with the SEC. You should not place undue reliance on any forward-looking statements as a prediction of actual results or developments.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our unaudited Consolidated Financial Statements and Notes thereto contained in this Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to investment securities, revenue recognition, inventories, property and equipment, goodwill, intangible assets, income taxes, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies and estimates that are critical to our business operations and understanding the Company’s results of operations. Those policies and estimates can be found in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements and in “Critical Accounting Policies and Estimates,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-Q. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There were no significant changes to critical accounting policies, judgments involved in applying those policies, or the methodology used in determining estimates with respect to those related to investment securities, inventories, goodwill, intangible assets, property and equipment, and contingencies, during the three and nine month periods ended December 31, 2019.

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

Results of Operations - Three Months Ended December 31, 2018 and 2019

Our net income for the three months ended December 31, 2019 was $47.9 million, or $0.28 per share, compared to net income of $74.3 million, or $0.44 per share, for the three months ended December 31, 2018.

	Three Months Ended
	December 31,
(in thousands, except per share data)	2018	2019
Net sales	$442,395	$344,441
Gross profit	126,154	77,754
Operating income	89,556	35,869
Net income	74,297	47,892
Diluted earnings per share	$0.44	$0.28

Net sales in the three month period ended December 31, 2019 decreased $98.0 million, or 22.2%, to $344.4 million compared to $442.4 million in the three month period ended December 31, 2018. The decrease in revenue is reflective of weaker global market conditions, leading to higher inventory levels in the sales channel and reduced overall demand. Additionally, the reduced sales volume can be attributed to a decline in automotive manufacturing in all regions. Inventory levels in the distribution channel have begun to decline in all regions, but still remain inflated during this period of inventory correction. Market demand for certain advanced products remained strong, particularly in the aerospace, defense, and medical markets.  Sales were unfavorably impacted by approximately $2.5 million as a result of currency movement due to the strengthening of the U.S. Dollar as compared to the Japanese Yen and Euro when compared to the same period last year.

The table below represents product group revenues for the three months ended December 31, 2018 and 2019.

	Three Months Ended
(in thousands)	December 31,
Sales Revenue	2018	2019
Ceramic Components	$120,561	$72,522
Tantalum Components	95,167	55,376
Advanced Components	110,344	102,646
Total Electronic Components	326,072	230,544
Interconnect, Sensing and Control Devices	116,323	113,897
Total Revenue	$442,395	$344,441

Electronic Components sales decreased $95.6 million, or 29.3%, to $230.5 million in the three month period ended December 31, 2019 compared to sales of $326.1 million during the same period last year driven by unfavorable global macro-economic conditions partially offset by increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT products. Overall, the sales decrease is reflective of weaker global market conditions, leading to higher inventory levels in the sales channel and reduced overall demand highlighted by the weaker Chinese economy and weaker automotive markets compared to the same three month period last year.

Interconnect, Sensing and Control Devices product sales decreased $2.4 million to $113.9 million in the three month period ended December 31, 2019 compared to $116.3 million during the same period last year. This decrease is primarily attributable to unfavorable currency movement due to the stronger U.S. Dollar compared to the Euro.

Overall sales decrease is reflective of weaker global market conditions, leading to higher inventory levels in the sales channel, and reduced overall demand highlighted by the weaker Chinese economy and weaker automotive markets compared to the same three month period last year. Sales in the Asian, American, and European markets represented 32%, 26% and 42% of total sales, respectively, for the three month period ended December 31, 2019. This compares to 33%, 27% and 40% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 35% of total sales for the three month period ended December 31, 2019, compared to 45% for the three month period ended December 31, 2018. Overall, distributor sales activity decreased when compared to the same period last year as inventory remains higher than normal within the distribution channel resulting from the slower global economy and shortened lead times for certain products making distributors reluctant to take on additional inventory particularly in the Americas and Europe. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $6.2 million, or 5.2% of gross sales to distributor customers for the three month period ended December 31, 2019, and $6.7 million, or 3.4% of gross sales to distributor customers, for the three month period ended December 31, 2018. Applications under such programs for the three month periods ended December 31, 2019 and 2018 were approximately $5.4 million and $6.3 million, respectively.

Gross profit in the three month period ended December 31, 2019 was $77.8 million, compared to a gross profit of $126.2 million in the three month period ended December 31, 2018. Gross profit as a percentage of sales for the three month period ended December 31, 2019 was 22.6% compared to 28.5% for the three month period ended December 31, 2018. This overall decrease in dollars is primarily the result of weaker demand for our products from the slower global economy when compared to the same quarter last year. In addition, margin as a percentage of sales declined due to a lower margin mix, pricing pressure on commercial ceramic and tantalum components, and increased material costs for precious metals used in production. In the three months ended December 31, 2019, as a result of the District Court denying an appeal related to the injunction from the Presidio Components, Inc. v American Technical Ceramics Corp. patent infringement case, the Company recorded a reduction of the product warranty accrual of $11.7 million. Costs due to currency movement were unfavorably impacted by $6.0 million when compared to the same period last year.

Selling, general and administrative expenses in the three month period ended December 31, 2019 were $41.9 million, or 12.2% of net sales, compared to $42.2 million, or 9.5% of net sales, in the three month period ended December 31, 2018. When compared to the same quarter last year, the percentage increase in these expenses is primarily due to lower selling expenses as a result of the lower sales partially offset by higher legal fees.

On January 15, 2019, as the result of a new jury verdict in the Greatbatch, Inc v. AVX Corporation patent infringement case, the Company recorded a favorable accrual adjustment of $13.9 million, which is reflected in legal and environmental charges for the three month period ended December 31, 2018. This amount was partially offset by a charge of $8.3 million for estimated environmental remediation costs related to legacy environmental issues.

Income from operations was $35.9 million in the three month period ended December 31, 2019 compared to $89.6 million in the three month period ended December 31, 2018. This decrease was a result of the factors described above.

Other income, net, was $11.6 million for the three month period ended December 31, 2019 compared to $1.0 million for the same three month period last year. The overall increase is primarily attributable to the receipt of payments for insurance claims related to two previously identified product warranty issues, approximating $8.0 million during the three month period ended December 31, 2019. In addition, there was a decrease in interest expense in 2019 of $0.7 million as a result of the denied appeal in the Presidio patent infringement case.

During the three month period ended December 31, 2019, the Company recorded a benefit from income taxes of $0.5 million, compared to a provision for income tax expense of $16.3 million for the three month period ended December 31, 2018. This benefit is principally due to a U.S. Federal audit adjustment and an increase in U.S. R&D credits. Our effective tax rate for the quarter ended December 31, 2019 was approximately negative 1%. Excluding these adjustments, the effective tax rate would have been 14% for the three month period ended December 31, 2019.

As a result of the factors discussed above, net income for the three month period ended December 31, 2019 was $47.9 million compared to net income of $74.3 million for the same three month period last year.

Results of Operations – Nine months Ended December 31, 2018 and 2019

Our net income for the nine months ended December 31, 2019 was $136.0 million, or $0.80 per share, compared to $202.3 million, or $1.20 per share, for the nine months ended December 31, 2018.

	Nine Months Ended
	December 31,
(in thousands, except per share data)	2018	2019
Net sales	$1,352,839	$1,123,496
Gross profit	360,963	257,938
Operating income	243,211	132,028
Net income	202,329	136,025
Diluted earnings per share	$1.20	$0.80

Net sales in the nine month period ended December 31, 2019 decreased $229.3 million, or 17.0%, to $1,123.5 million compared to $1,352.8 million in the nine month period ended December 31, 2018. The decrease in sales is reflective of weaker global market conditions, leading to higher inventory levels in the sales channel and reduced overall demand. Additionally, the reduced sales volume can be attributed to a decline in automotive manufacturing in all regions. Inventory levels in the distribution channel have begun to decline in all regions, but still remain inflated during this period of inventory correction. Market demand for certain advanced products remained strong, particularly in the aerospace, defense, and medical markets.

The table below represents product group revenues for the nine months ended December 31, 2018 and 2019.

	Nine Months Ended
(in thousands)	December 31,
Sales Revenue	2018	2019
Ceramic Components	$302,075	$267,042
Tantalum Components	301,901	177,550
Advanced Components	373,537	320,074
Total Electronic Components	977,513	764,666
Interconnect, Sensing and Control Devices	375,326	358,830
Total Revenue	$1,352,839	$1,123,496

Electronic Component sales decreased $212.8 million, or 21.8%, to $764.7 million in the nine month period ended December 31, 2019 compared to sales of $977.5 million during the same period last year driven by unfavorable global macro-economic conditions partially offset by increased electronic content in automobiles, global defense spending, and technological advances across a broad range of IoT products. The decrease is due to lower demand, primarily in Asia, resulting from the slowdown in the Chinese economy, in addition to weaker demand in the distribution channel as distributors realign their inventories to meet current market conditions, and a global slowdown in the automotive market.

Total Interconnect, Sensing and Control Devices sales decreased $16.5 million, or 4.4%, to $358.8 million in the nine month period ended December 31, 2019 compared to $375.3 million during the same period last year. This decrease is primarily attributable to a decrease in automotive manufacturing across all regions in addition to unfavorable currency movement due to the stronger U.S. Dollar compared to Euro.

Geographically, compared to the same period last year, sales decreased in all regions, primarily reflecting lower demand resulting from declining global market conditions in the electronics market. Sales in the Asian, American, and European markets represented 30%, 28% and 42% of total sales, respectively, for the nine month period ended December 31, 2019. This compares to 32%, 27% and 41% of total sales for the Asian, American, and European regions in the same period last year, respectively.

Our sales to independent electronic distributor customers represented 36% of total sales for the nine month period ended December 31, 2019, compared to 42% for the nine month period ended December 31, 2018. Overall, distributor sales activity decreased when compared to the same period last year as inventory levels remained high and our distribution customers realign their inventories to meet current market conditions. Our sales to distributor customers involve specific ship-and-debit and stock rotation programs for which sales allowances are recorded as reductions in sales. Such allowance charges were $16.8 million, or 4.1% of gross sales to distributor customers, for the nine month period ended December 31, 2019, and $20.1 million, or 3.5% of gross sales to distributor customers, for the nine month period ended December 31, 2018. Applications under such programs for the nine month period ended December 31, 2019 and 2018 were approximately $15.4 million and $19.3 million, respectively.

Gross profit in the nine month period ended December 31, 2019 was 23.0% of sales, or $257.9 million, compared to a gross profit of 26.7% of sales, or $361.0 million, in the nine month period ended December 31, 2018. This overall decrease in dollars and margin percentage is primarily the result of weaker demand for our products from the slower global economy when compared to the same quarter last year. In addition, margin as a percentage of sales declined due to a lower margin mix, pricing pressure on commercial ceramic and tantalum components, and higher material costs for precious metals used in production. In the nine months ended December 31, 2019, as a result of the District Court denying an appeal related to the injunction from the Presidio Components, Inc. v. American Technical Ceramics Corp patent infringement case, the Company recorded a reduction of the product warranty accrual of $11.7 million. Costs due to currency movement were favorably impacted by $13.4 million when compared to the same period last year.

Selling, general and administrative expenses in the nine month period ended December 31, 2019 were $125.9 million, or 11.2% of net sales, compared to $123.3 million, or 9.1% of net sales, in the nine month period ended December 31, 2018. The overall increase in these expenses is primarily due to higher legal fees partially offset by lower selling expenses as a result of the lower sales.

On January 15, 2019, as the result of a new jury verdict in the Greatbatch, Inc v. AVX Corporation patent infringement case, the Company recorded a favorable accrual adjustment of $13.9 million, which is reflected in legal and environmental charges for the nine month period ended December 31, 2018. This amount was offset by a charge of $8.3 million for estimated environmental remediation costs related to legacy environmental issues.

Income from operations was $132.0 million in the nine month period ended December 31, 2019 compared to $243.2 million in the nine month period ended December 31, 2018. This decrease was a result of the factors described above.

Other income, net was $19.7 million for the nine month period ended December 31, 2019 compared to $7.1 million for the same nine month period last year. This increase was primarily attributable to the receipt of payments for insurance claims related to two previously identified product warranty issues, approximating $8.0 million in 2019. In addition, there was a decrease in interest expense of $0.7 million as a result of the denied appeal in the Presidio patent infringement case.

The provision for income tax for the nine month period ended December 31, 2019 was $15.7 million compared to $47.9 million for the nine month period ended December 31, 2018. Our effective tax rate for the nine month period ended December 31, 2019 was approximately 10% compared to approximately 21% for the nine months ended December 31, 2018. This decrease in the effective tax rate is due to discrete tax benefits occurring during the nine months ended December 31, 2019. This benefit is principally due to an increase in foreign tax credits on foreign withholding obligations, the release of a partial valuation allowance of a subsidiary in Korea, a U.S. Federal audit adjustment and an increase in U.S. R&D tax credits. Excluding these adjustments, the effective tax rate would have been approximately 19% for the nine months ended December 31, 2019.

As a result of the factors discussed above, net income for the nine month period ended December 31, 2019 was $136.0 million compared to $202.3 million for the same nine month period last year.

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

Long-Term:

Although there is uncertainty and unpredictability in the near-term market as a result of the current global geopolitical and economic conditions, we continue to be optimistic about opportunities for long-term growth and profitability improvement due to: (a) a projected increase in the long-term worldwide demand for more sophisticated electronic end use products, which require electronic components and interconnect, sensing and control devices such as the ones we sell, (b) cost reductions and improvements in our production processes, and (c) opportunities for growth in our Electronic Component and Interconnect, Sensing and Control Devices product lines due to advances in component design and our production capabilities. We have fostered our financial health and the strength of our balance sheet putting us in a good position to react to changes in the marketplace as they occur. We remain confident that our strategies will enable our continued long-term success.

Liquidity and Capital Resources

Our liquidity needs arise primarily from working capital requirements, dividends, capital expenditures, and acquisitions. Historically, we have satisfied our liquidity requirements through funds from operations, investment income from cash and investments in securities, and cash on hand. As of December 31, 2019, we had a current ratio of 6.8 to 1, $753.0 million of cash, cash equivalents, and investments in securities, $2.5 billion of stockholders’ equity, and no borrowings.

Net cash provided by operating activities was $114.8 million in the nine month period ended December 31, 2019 compared to $197.0 million of cash provided by operating activities in the nine month period ended December 31, 2018.

Purchases of property and equipment were $102.1 million in the nine month period ended December 31, 2019 and $94.1 million in the nine month period ended December 31, 2018. Expenditures in the current period were primarily made in connection with strategic building expansion and equipment purchase activities in our Fountain Inn, South Carolina facilities and our plants in El Salvador and Malaysia. We expect to continue making strategic capital investments in our Electronic Component and Interconnect, Sensing and Control Devices product lines and estimate that we will incur total capital expenditures of approximately $130 million in fiscal 2020. The actual amount of capital expenditures will depend upon the outlook for end-market demand and timing of capital projects.

On September 10, 2019, AVX completed its purchase of Chengdu OK New Energy ("COKNE") for $9.9 million in cash, net of cash acquired. COKNE develops and manufactures supercapacitors.

Historically, our operating funding is internally generated through operations, investment income from cash, cash equivalents, and investments in securities and cash on hand. We have assessed the condition of our financial resources and our current business and believe that, based on our financial condition as of December 31, 2019, cash on hand and cash expected to be generated from operating activities and investment income from cash, cash equivalents, and investments in securities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, environmental clean-up costs, expenses related to ongoing litigation, pension plan funding, research, development, and engineering expenses, and dividend payments or stock repurchases to be made during the next twelve months. While changes in customer demand have an impact on our future cash requirements, changes in those requirements are mitigated by our ability to adjust manufacturing capabilities to meet increases or decreases in customer demand. We do not anticipate any significant changes in our ability to generate capital or meet our liquidity needs in the foreseeable future.

From time to time we enter into delivery contracts with selected suppliers for certain precious metals used in our production processes. The delivery contracts represent routine purchase orders for delivery within three months and payment is due upon receipt. As of December 31, 2019, we did not have any significant delivery contracts outstanding.

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

In addition, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of John Sarvis, Chairman, Chief Executive Officer and President, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2020.

Exhibit 31.2

Certification of Michael Hufnagel, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2020.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - John Sarvis and Michael Hufnagel.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2019, (ii) the Consolidated Statements of Operation for the three and nine month periods ended December 31, 2019 and 2018, (iii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine month periods ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2019 and 2018 and (vi) the notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned also has signed this report in his capacity as the registrant’s Chief Financial Officer.

Date: February 5, 2020

AVX Corporation

By:	/s/ Michael Hufnagel
Michael Hufnagel
Senior Vice President, Chief Financial Officer, and Treasurer